Form 10-Q
period 1995-03-31
WARNER INSURANCE SERVICES INC
filed 1995-05-12
CIK 737300

=================================================================


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     -----------

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended March 31, 1995

                            Commission file number 0-13124

                           WARNER INSURANCE SERVICES, INC.
                (Exact name of registrant as specified in its charter)

                         Delaware                         13-2698053
               (State or other jurisdiction            (I.R.S. Employer
               of incorporation or organization)       Identification No.)


                    17-01 Pollitt Drive, Fair Lawn, New Jersey   07410
                         (Address of principal                 (Zip Code)
                            executive office)


                                    (201)794-4800
                 (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.     YES  X     NO
                                                     ---      ---



                     Number of shares outstanding at May 2, 1995:

             8,560,904 shares of Common Stock, par value $.01 per share.


          =================================================================

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                    March 31, 1995


                                                                   Page No.
                                                                   --------


          PART I -  FINANCIAL INFORMATION

                 Item 1 -  Financial Statements

                    Consolidated Balance Sheets
                    March 31, 1995 and December 31, 1994  . . . . .   2 - 3

                    Consolidated Statements of Operations
                    Three Months Ended March 31, 1995 and 1994  . .       4

                    Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1995 and 1994  . .       5

                    Notes to Consolidated Financial Statements  . .   6 - 8

                 Item 2 -  Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations  . . . . . . . . . . . . .  9 - 12


          PART II - OTHER INFORMATION . . . . . . . . . . . . . . .      12

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . .      13

                            PART I - FINANCIAL INFORMATION

          Item 1 - Financial Statements

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                               March 31,       December 31,
                                                 1995              1994
                                             ------------      ------------
                                              (unaudited)        (audited)

          ASSETS

          Current assets:
            Cash and cash equivalents. . .   $  3,445,485   $  6,407,801
            Fixed maturity investments
              available-for-sale,
              at fair value (cost:
              $1,973,832 and
              $4,110,278). . . . . . . . .      1,925,000      3,872,500
            Accounts receivable, less
              allowance for
              doubtful accounts of
              $465,028 and $465,028. . . .     18,101,516     17,675,311
            Income taxes receivable. . . .      2,384,588      2,136,028
            Deferred income taxes. . . . .      2,750,000      3,250,000
            Prepaid expenses . . . . . . .        666,222        232,216
                                             ------------   ------------

               Total current assets. . . .     29,272,811     33,573,856
                                             ------------   ------------

          Deferred contract receivables. .      3,124,915      3,218,126
                                             ------------   ------------

          Property and equipment, at cost:
            Furniture, fixtures and
              equipment. . . . . . . . . .     14,736,741     15,606,722
            Leasehold improvements . . . .      1,696,475      1,696,475
                                             ------------   ------------
                                               16,433,216     17,303,197

            Less accumulated depreciation
              and amortization . . . . . .    (12,917,999)  ( 13,046,118)
                                             ------------   ------------

                Property and
                  equipment-net. . . . . .      3,515,217      4,257,079
                                             ------------   ------------

          Capitalized software, less
            amortization of $2,811,959
            and $2,629,112 . . . . . . . .      1,157,791      1,340,639
                                             ------------   ------------

          Other assets . . . . . . . . . .        494,710        503,753
                                             ------------   ------------

                                             $ 37,565,444   $ 42,893,453
                                             ============   ============

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (Continued)


                                               March 31,    December 31,
                                                 1995           1994
                                             ------------   ------------
                                              (unaudited)     (audited)


          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
            Notes payable. . . . . . . . .   $    --        $ 2,000,000
            Accounts payable . . . . . . .     1,265,584      1,097,668
            Accrued liabilities. . . . . .    12,599,287     12,087,706
            Unearned contract revenue. . .     8,076,628      8,975,598
                                             -----------    -----------

              Total current liabilities. .    21,941,499     24,160,972
                                             -----------    -----------

          Unearned contract revenue. . . .    13,253,182     12,886,460
                                             -----------    -----------

          Deferred income taxes. . . . . .       470,000        470,000
                                             -----------    -----------

          Contingencies (Note 4)

          Stockholders' equity:
            Common stock, $.01 par value;
              authorized 20,000,000
              shares, issued 9,194,890
              and 9,187,323. . . . . . . .        91,949         91,873

            Capital in excess of
              par value. . . . . . . . . .    10,414,252     10,401,994

            Retained earnings (deficit). .    (6,038,231)    (2,550,639)

            Treasury stock at cost -
              633,986 and 633,986
              shares . . . . . . . . . . .    (2,567,207)    (2,567,207)
                                             -----------    -----------

              Total stockholders'
                equity . . . . . . . . . .     1,900,763      5,376,021
                                             -----------    -----------

                                             $37,565,444    $42,893,453
                                             ===========    ===========

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)


                                                 Three Months Ended
                                                      March 31,
                                             --------------------------
                                                1995           1994
                                             ----------     -----------

          Revenues:
            Insurance services revenue. . .  $ 5,901,559    $ 7,231,388
            Software licensing revenues . .    1,053,699        483,533
            Insurance earned premiums . . .       --          1,528,538
            Data processing and MTF
              revenue . . . . . . . . . . .      748,855      2,877,967
            Net investment income . . . . .       11,366        159,386
            Subcontracted claims
              servicing revenue . . . . . .      206,689      1,420,445
                                             -----------    -----------
                                               7,922,168     13,701,257
                                             -----------    -----------

          Costs and expenses:
            Selling, general and
              administrative expenses . . .   10,032,823     11,032,341
            Special charges . . . . . . . .    1,165,000         --
            Insurance expenses including
              losses. . . . . . . . . . . .       --          1,436,824
            Subcontracted claims services .      206,689      1,420,445
            Interest expense. . . . . . . .        5,248         34,138
                                             -----------    -----------
                                              11,409,760     13,923,748
                                             -----------    -----------

          Loss from continuing operations
            before income taxes . . . . . .   (3,487,592)    (  222,491)

          Income taxes/(benefit). . . . . .       --         (    6,035)
                                             -----------    -----------

          Loss from continuing operations .   (3,487,592)    (  216,456)

          Provision for loss on spin-off,
            including provision of $3,600,000
            for estimated operating losses
            during phase-out period, net
            of tax benefit of $1,360,000. .       --         (2,640,000)
                                             -----------    ------------

          Net loss. . . . . . . . . . . . .  $(3,487,592)   $(2,856,456)
                                             ===========    ===========

          Loss per share from continuing
            operations. . . . . . . . . . .  $(     0.41)   $(     0.02)
                                             ===========    ===========

          Net loss per share. . . . . . . .  $(     0.41)   $(     0.32)
                                             ===========    ===========

          Cash dividend per share . . . . .  $    --        $      0.01
                                             ===========    ===========

          Weighted average common
            shares outstanding. . . . . . .    8,554,514      8,960,329
                                             ===========    ===========

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                  Three Months Ended
                                                        March 31,
                                             ---------------------------
                                                 1995           1994
                                             -----------    ------------

          Cash flows from operating
            activities:
            Net loss. . . . . . . . . . . .  $(3,487,592)   $( 2,856,456)
            Adjustments to reconcile
              net loss to net cash
              provided from (used for)
              operating activities:
              Depreciation and
                amortization. . . . . . . .      407,737         484,020
              Amortization of
                capitalized software. . . .      182,847         610,939
              Accounts receivable . . . . .   (  332,994)    ( 3,056,573)
              Income taxes receivable . . .   (  248,560)         --
              Premiums receivable . . . . .       --         ( 4,652,683)
              Deferred acquisition costs. .       --         (   860,957)
              Prepaid expenses. . . . . . .   (  434,006)         22,406
              Deferred income taxes, net. .      500,000     ( 1,672,850)
              Other assets. . . . . . . . .        9,043     (    93,330)
              Accounts payable. . . . . . .      167,916         212,156
              Accrued liabilities . . . . .      852,264       5,440,447
              Unearned contract revenue . .   (  532,248)      1,145,563
              Unpaid losses and loss
                expenses. . . . . . . . . .       --           1,306,899
              Ceding commissions payable. .       --             921,718
              Unearned premiums . . . . . .       --           4,004,451
              Income taxes. . . . . . . . .       --         (   252,083)
                                             -----------    ------------
          Net cash provided from (used
            for) operating activities . . .   (2,915,593)        703,667
                                             -----------    ------------
          Cash flows from investing
            activities:
            Proceeds from sale of fixed
              maturity investments
              available-for-sale. . . . . .    1,947,500       5,874,993
            Purchase of fixed maturity
              investments available-
              for-sale. . . . . . . . . . .       --         (10,204,667)
            Capital expenditures. . . . . .  (     6,558)    (   404,425)
            Capital software expenditures .       --         ( 1,023,900)
            Proceeds from disposition of
              assets. . . . . . . . . . . .       --             110,446
                                             -----------    ------------
          Net cash provided from (used
            for) investing activities . . .    1,940,942     ( 5,647,553)
                                             -----------    ------------
          Cash flows from financing
            activities:
            Proceeds from credit line
              borrowings. . . . . . . . . .       --           4,000,000
            Payment on credit line. . . . .   (2,000,000)         --
            Dividends to stockholders . . .       --         (    88,807)
            Net proceeds from issuance
              of common stock . . . . . . .       12,335         112,194
            Payment for purchase of
              treasury stock. . . . . . . .       --         (   112,373)
                                             -----------    ------------
          Net cash (used for) provided
            from financing activities . . .   (1,987,665)      3,911,014
                                             -----------    ------------
          Net decrease in cash and
            cash equivalents. . . . . . . .   (2,962,316)    ( 1,032,872)
          Cash and cash equivalents at
          beginning of period . . . . . . .    6,407,801       5,731,498
                                             -----------    ------------
          Cash and cash equivalents at
            end of period . . . . . . . . .  $ 3,445,485    $  4,698,626
                                             ===========    ============

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Note 1 - General

          For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Warner Insurance Services, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1994. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior year have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

          In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's financial position as of March 31, 1995 and December 31, 1994 and the results of operations for the three-month periods ended March 31, 1995 and 1994, and the changes in cash flows for the three-month periods ended March 31, 1995 and 1994. Such adjustments are of a normal and recurring nature. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for a full year.


          Note 2 - Insurance Company

          In late 1993, the Company formed Alerion Insurance Company of New Jersey ("Alerion"). Alerion entered into a reinsurance agreement with Clarendon National Insurance Company ("Clarendon") to assume a portion of Clarendon's risk in the New Jersey Assigned Risk Program. The subsidiary was initially capitalized with $10 million. During the fourth quarter of 1994, the Company decided to discontinue assuming any underlying insurance risk. This was accomplished by Alerion commuting all its rights and obligations under the reinsurance contract back to Clarendon and paying to Clarendon all amounts received in excess of payments made since the inception of the reinsurance contract in January 1994.


          Note 3 - COVER-ALL

          In March 1994, the Company adopted a plan to implement a tax-free spin-off of 100% of the stock of COVER-ALL Systems, Inc. (a wholly-owned subsidiary that provides software products to the property/casualty insurance industry) on a pro rata basis to the Company's stockholders. On November 11, 1994, the Company announced that its Board of Directors had voted to retain COVER-ALL, thereby cancelling the spin-off plan. The Board determined not to proceed with the proposed spin-off because of questions as to whether a tax-free ruling on the spin-off could be obtained, and the impact on existing and prospective customer relationships of continuing uncertainty. Additionally, the Board determined that both companies would be stronger financially remaining in the same corporate structure.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Note 3 - COVER-ALL (continued)

          Accordingly, COVER-ALL operations for the quarter ended March 31, 1994 have been reclassified and are included in the Consolidated Statements of Operations as a part of the continuing operations. In the Company's previously issued quarterly financial reports for the first two quarters of 1994, COVER-ALL's losses from operations and provision for loss on spin-off, were reflected as operations "pending spin-off." Such treatment was reclassified in the third quarter report.

          In December 1994, management instituted a plan to downsize the COVER-ALL organization and reduce the rate of product development to a level consistent with the reduced level of customer installations planned for 1995. The total head count, including employees and technical consultants, was reduced by approximately half in the first quarter of 1995.

          As a result of this reorganization plan for COVER-ALL, special charges were reported in the fourth quarter of 1994 to write down a substantial portion of the unamortized capitalized software development costs and accrue for excess facilities and other costs. Additional costs were incurred in the first quarter of 1995 for executive and other severance costs as well as additional write-off of software development costs. These 1995 provisions and write-offs, aggregating $1,165,000, are reflected as special charges in the Statement of Operations for the three months ended March 31, 1995.


          Note 4 - Litigation

          In March 1994, Material Damage Adjustment Corporation ("MDA"), a subsidiary of The Robert Plan Corporation and a subcontractor for the Company performing claims processing work, instituted an action in the Superior Court of New Jersey seeking injunctive relief requiring that the Company turn over to MDA in excess of $1 million that the Company had withheld from certain claims fees allegedly owed to MDA. This action arose out of the Company's servicing contract with the Market Transition Facility of New Jersey ("MTF"). The Company withheld the funds as a set off to cover unpaid invoices for data processing services rendered by the Company for MDA. MDA also added a claim for approximately $2.5 million of surcharge fees paid to the Company by the MTF. Thereafter, the trial court denied several applications by MDA to impound the funds pending the litigation. A companion interpleader action by the MTF was dismissed by the trial court and stay applications have been denied by the trial court and the Appellate Division.

          The Company is vigorously contesting MDA's claims. The Company is pursuing counterclaims against MDA to establish the Company's entitlement to the disputed sums. Discovery is not yet completed in this matter. The court has set a July 1995 trial date and the Company is currently in negotiations with respect to the settlement of this lawsuit.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Note 4 - Litigation (continued)

          In May, 1994, The Company filed an action in the Superior Court of New Jersey against Lion Insurance Company, National Consumer Insurance Corporation, and The Robert Plan Corporation seeking payment of unsatisfied invoices under an April 1991 agreement totalling approximately $2.7 million. Under the agreement, the Company agreed to provide data processing services for a three-year term in support of Lion Insurance Company's "depopulation pool" automobile insurance business in New Jersey. Lion Insurance Company is a subsidiary of The Robert Plan Corporation whose affiliate, National Consumer Insurance Corporation, has taken over the "depopulation pool" business. The Robert Plan Corporation guaranteed Lion's performance and payment. Defendants have counterclaimed asserting anti-trust violations and other claims which the Company is vigorously disputing. In connection with the Company's motion for summary judgment, the allegations of antitrust and insurance law violations were dismissed.

          At this time, a trial date has not been set on the above matters, and it is not anticipated that discovery will be completed until some time in 1996. The Company is currently in negotiations with respect to the settlement of this lawsuit.

          Because of the uncertainties associated with the litigation described above, an estimate of the ultimate liability of the Company cannot be made with any degree of certainty at this time. Therefore, no such liability has been recorded in the financial statements. In addition, the effect of these material uncertainties on the Company's future cash flows is not presently determinable. As a result, should the Company not be successful in these litigation matters, there can be no assurance that the Company can continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of these uncertainties.

          The Company believes that current cash balances (including amounts invested in its insurance subsidiary) and anticipated cash flow from operations will be sufficient to meet normal operating needs over the remainder of 1995. The Company plans to liquidate or sell its insurance subsidiary (thus making $2.5 million of cash available to Warner) and regulatory approval of such liquidation or sale is considered obtainable. Management is negotiating for new bank credit lines and alternative means are being explored to raise additional permanent capital.

          In addition to the matters described above, the Company is named as defendant in a number of legal actions arising from its operations. Those actions have been considered in establishing liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material adverse effect on financial position or results of operations.


          Note 5 - Income Taxes

          For 1995, no income tax provision/(benefit) has been reflected in the Statement of Operations. A valuation allowance was provided equal to the tax benefit that the loss generated. The 1994 income tax/(benefit) represents the federal tax benefit of losses net of a provision for state income taxes of approximately $65,000.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

          Total revenues for the three months ended March 31, 1995 (including subcontracted claims services) were $ 7,922,168 compared to $13,701,257 for the same period in 1994. Subcontracted claims servicing revenue (representing flow-through activity associated with the Market Transition Facility of New Jersey ("MTF") with no impact on profit) decreased to $206,689 in the 1995 quarter as compared to $1,420,445 in the 1994 quarter.

          Insurance services revenues are primarily made up of policy administration and claims servicing fees from customers such as Atlantic/Pacific Employers Insurance Company for servicing policies in the New Jersey voluntary and assigned risk markets. The contract with Atlantic/Pacific Employers Insurance Company reached its peak level of activity in 1994 and policy volumes are starting to decline in 1995. During 1995 and 1996, Atlantic/Pacific Employers Insurance Company will non-renew all of their auto insurance policies in New Jersey in accordance with the accelerated withdrawal order entered into with the New Jersey Department of Insurance in August 1994. As a result, Warner's policy administration fees declined in the first quarter of 1995 as compared with the same period in 1994 reflecting the reduced number of policies being issued. Warner is currently seeking to make business arrangements with other insurance companies which could result in Warner's continued handling of some portion of this business for the "replacement" carrier or carriers.

          Revenues earned under a contract with Clarendon National Insurance Company ("Clarendon") involved full service policy administration and claims services for approximately 18% of the assigned risk drivers in New Jersey. This activity started in 1993 with the commencement of the New Jersey Personal Automobile Insurance Plan ("PAIP") following the end of New Jersey's direct insurance program provided by its MTF. Warner's service for Clarendon was performed under New Jersey's Limited Assignment Distribution Program ("LAD") which required that servicing carriers such as Warner bear some of the underlying insurance risk of the policies being handled. For this reason, Warner formed a wholly-owned insurance subsidiary, Alerion, and effective January 1, 1994, Alerion reinsured a portion of Clarendon's insurance risk under the PAIP program.

          By the end of 1994, Warner decided that risk taking, even as a reinsurer, was not an attractive business strategy, particularly because of the substantial capital required by its insurance subsidiary relative to other Warner capital commitments. Warner and Clarendon agreed, therefore, to end the reinsurance arrangement in the fourth quarter of 1994 and "commute" all reinsurance interests and liabilities back to the inception of the agreement, thus eliminating all reinsurance activity of Alerion.

          Since Warner is no longer willing to share in the underlying insurance risk of PAIP policies, it cannot, by law, continue to provide policy administration and claims servicing to Clarendon under the LAD program after 1994. However, Warner will continue to provide claims adjustment services for policies issued in 1994 and prior.

          Most of Warner's insurance services contracts include a variable fee structure based on the loss ratios of the underlying insurance policies which could increase or decrease fee revenues. The Company obtains periodic independent actuarial evaluations of the loss ratios for these programs and adjusts the amount of its revenue when required.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          The loss of service revenues in 1995 and beyond from the accelerated withdrawal of Atlantic/Pacific Employers Insurance Company from auto insurance in New Jersey and Warner's decision to cease the PAIP activity with Clarendon has required Warner to accelerate its plan to develop new service contracts with others. Warner has already identified a number of new service opportunities in early 1995, and it has established a marketing strategy with objectives to develop new business to replace a portion of the contracts referred to above which are ending.

          The overall decline in total revenues in the first quarter of 1995 is also due to the phasing out of the MTF program, as described in the next paragraph, and related data processing contracts with other insurance companies.

          Policies serviced under the three-year MTF contract came to an end at September 30, 1993 with respect to policy processing and administration as the last of the MTF policies expired. The claims for these MTF policies have been handled for Warner since the inception of the contract by a subcontractor. The claims fees are included in Warner's total revenues as "subcontracted claims servicing revenue" and are passed through to the subcontractor without any profit for Warner. In the first quarter of 1995, these "pass-through" subcontract claims servicing revenues were approximately $.2 million, compared with approximately $1.4 million in the first quarter of 1994. Although some claims remain to be settled in the MTF, Warner's contracted activity has substantially ended.

          Revenues from data processing services to certain long-standing customers amounted to approximately $.8 million in the first quarter of 1995, down from $2.5 million in the first quarter of 1994. While Warner's profit margins on these data processing services were high, the departure of these customers has enabled Warner to decommission several of its aging mainframe computers and downsize the data processing costs considerably.

          Revenues from COVER-ALL software licensing and maintenance increased to $1.1 million in the first quarter of 1995 as compared with $.5 million in the same quarter of 1994, reflecting increasing progress on initial installations and increased fees from professional support services to customers.

          Selling, general and administrative expenses were reduced by approximately $1 million in the first quarter of 1995 as compared with the same quarter of 1994, primarily as a result of the lower data processing costs referred to above.

          In December 1994, Warner management adopted a plan to reduce the COVER-ALL marketing and product development costs until revenues increased to significantly higher levels. The cash outlay had grown to a level of approximately $1 million per month but the revenues from customers continued to lag expectations. The total head count, including employees and technical consultants, was reduced by approximately half in the first quarter of 1995 and a business plan was adopted for 1995 which would match slowly growing revenues with reduced costs resulting in the expectation of profitable operations by late 1995.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          As a result of this reorganization plan for COVER-ALL, special charges were reported in the fourth quarter of 1994 to write down a substantial portion of the unamortized capitalized software development costs (approximately $2.7 million) and accrue for excess facilities and other costs ($.6 million). Additional costs were incurred in the first quarter of 1995 for executive severance, employee severance, and additional write-off of software development costs as the reorganization was completed. These 1995 provisions and write-offs, aggregating $1,165,000, were reflected as special charges in the Statement of Operations for the quarter ended March 31, 1995. COVER-ALL's pretax loss for the first quarter of 1995 was in excess of $2 million which is not indicative of results which are expected during the remainder of 1995.

          As described in Note 5 to the Consolidated Financial Statements, no net income tax benefit is available with respect to the loss incurred in the first quarter of 1995.


          Liquidity and Capital Resources
          -------------------------------

          Cash flows from operations were negative in the first quarter of 1995 by $2.9 million as compared with positive cash flows of $.7 million in the same period in 1994. This is primarily due to the loss from operations caused by reduced revenues and increased costs as described above.

          In the first quarter of 1994, the insurance subsidiary, Alerion, was capitalized with approximately $10 million of cash generated from insurance service contracts. By the end of 1994, the decision was reached to remove all available capital from this inactive insurance subsidiary and $4.5 million was distributed to Warner by December 31, 1994. In early February 1995, an additional $3 million was distributed to Warner leaving Alerion with a minimum statutory capital of approximately $2.5 million at March 31, 1995, pending Alerion's sale or dissolution.

          At December 31, 1994, Warner had $2 million of short-term borrowings against its $4 million secured line of credit with a bank. Subsequent to year-end, the borrowings were repaid and the credit line was withdrawn. Warner intends to seek new bank credit lines.

          In April 1995, the Company received a $2.3 million refund of federal income taxes paid prior to 1994.

          There is a $1 million letter of credit outstanding with a bank which was issued in favor of the JUA/MTF in connection with the Company's contractual obligations. The letter of credit expires in February 1996, and it has been fully cash collateralized by the Company.

          The Company believes that current cash balances (including amounts invested in its insurance subsidiary), and anticipated cash flows from operations will be sufficient to meet normal operating needs during 1995. However, the amounts invested in the insurance subsidiary are subject to regulatory approval prior to withdrawal. Also, as discussed in Note 4 to the consolidated financial statements for the three months ended March 31, 1995, the ultimate outcome of the pending litigation, either at trial or by settlement, cannot be determined at this time.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          Management is exploring alternative means of raising longer-term capital that will be required to continue the COVER-ALL software development and to sustain and grow the Company's insurance services business in 1996 and beyond.



                             PART II - OTHER INFORMATION


          Item 6 - Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    --------

                    27.  Financial Data Schedule.


               (b)  Reports on Form 8-K
                    -------------------

                    None.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                                      SIGNATURES
                                      ----------


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WARNER INSURANCE SERVICES, INC.



          May 12, 1995                  By: /s/ Harvey Krieger
                                           --------------------------
                                           Harvey Krieger
                                           President and Chairman of
                                           the Board of Directors




          May 12, 1995                  By: /s/ Bradley J. Hughes
                                           --------------------------
                                           Bradley J. Hughes
                                           Vice President - Finance
                                           and Administration and
                                           Chief Financial Officer