Form 10-Q
period 1995-06-30
WARNER INSURANCE SERVICES INC
filed 1995-08-18
CIK 737300

_________________________________________________________________

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549
                                      __________

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended June 30, 1995

                            Commission file number 0-13124

                           WARNER INSURANCE SERVICES, INC.
                (Exact name of registrant as specified in its charter)

                    Delaware                           13-2698053
          (State or other jurisdiction            (I.R.S. Employer
           of incorporation or organization)       Identification No.)


                  17-01 Pollitt Drive, Fair Lawn, New Jersey  07410
                 (Address of principal executive office)     (Zip Code)

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
                         YES  X              NO
                            ----               ----


                   Number of shares outstanding at August 2, 1995:

             8,560,904 shares of Common Stock, par value $.01 per share.

          _________________________________________________________________




                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                    June 30, 1995


                                                                   Page No.
                                                                   --------


          PART I - FINANCIAL INFORMATION

               Item 1 - Financial Statements

                        Consolidated Balance Sheets
                        June 30, 1995 and December 31, 1994 ....    2 - 3

                        Consolidated Statements of Operations
                        Three and Six Months Ended June 30, 1995
                        and 1994 ...............................        4

                        Consolidated Statements of Cash Flows
                        Six Months Ended June 30, 1995 and 1994.        5

                        Notes to Consolidated Financial
                        Statements .............................    6 - 9

               Item 2 - Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations .........................   10 - 13


          PART II - OTHER INFORMATION ..........................   13 - 14


          SIGNATURES ...........................................        15



                            PART I - FINANCIAL INFORMATION


          Item 1 - Financial Statements

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                               June 30,     December 31,
                                                 1995           1994
                                               --------     ------------
                                             (unaudited)      (audited)
          ASSETS

          Current assets:
            Cash and cash equivalents .....  $  4,089,318   $  6,407,801
            Fixed maturity investments
              available-for-sale, at fair
              value (cost: $4,110,278) ....         --         3,872,500
            Accounts receivable, less
              allowance for doubtful
              accounts of $465,028 and
              $465,028 ....................    18,993,143     17,675,311
            Income taxes receivable .......        --          2,136,028
            Deferred income taxes .........     2,750,000      3,250,000
            Prepaid expenses ..............       482,581        232,216
                                             ------------   ------------

               Total current assets .......    26,315,042     33,573,856
                                             ------------   ------------

          Deferred contract receivables ...     2,853,714      3,218,126
                                             ------------   ------------

          Property and equipment, at cost:
            Furniture, fixtures and
              equipment ...................    14,743,636     15,606,722
            Leasehold improvements ........     1,696,475      1,696,475
                                             ------------   ------------
                                               16,440,111     17,303,197
            Less accumulated depreciation
              and amortization ............   (13,298,727)   (13,046,118)
                                             ------------   -------------

               Property and equipment-net .     3,141,384      4,257,079
                                             ------------   -------------

          Capitalized software, less
            amortization of $757,818
            and $2,629,112.................     1,528,946      1,340,639
                                             ------------   ------------

          Other assets ....................       525,908        503,753
                                             ------------   ------------

                                             $ 34,364,994   $ 42,893,453
                                             ============   ============




                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


                       CONSOLIDATED BALANCE SHEETS (Continued)


                                               June 30,     December 31,
                                                 1995           1994
                                             ----------     ------------
                                             (unaudited)      (audited)
          LIABILITIES AND STOCKHOLDERS'
            (DEFICIT) EQUITY

          Current liabilities:
            Notes payable ................   $    --        $ 2,000,000
            Accounts payable .............       659,747      1,097,668
            Accrued liabilities ..........    12,765,718     12,087,706
            Unearned contract revenue ....     6,881,091      8,975,598
                                             -----------    -----------

               Total current liabilities .    20,306,556     24,160,972
                                             -----------    -----------

          Unearned contract revenue ......    15,070,872     12,886,460
                                             -----------    -----------

          Deferred income taxes ..........       470,000        470,000
                                             -----------    -----------

          Contingencies (Note 4)

          Stockholders' (deficit) equity:
            Common stock, $.01 par value;
            authorized 20,000,000 shares,
            issued 9,194,890 and
            9,187,323 shares .............        91,949         91,873

            Capital in excess of par
              value ......................    10,414,252     10,401,994

            Retained earnings (deficit) ..    (9,421,428)    (2,550,639)

            Treasury stock at cost -
              633,986 and 633,986
              shares .....................    (2,567,207)    (2,567,207)
                                             -----------    -----------

               Total stockholders' (deficit)  (1,482,434)     5,376,021
                 equity                      -----------    -----------

                                             $34,364,994    $42,893,453
                                             ===========    ===========



                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                 Three Months Ended
                                                     June 30,
                                              -----------   -----------
                                                 1995           1994

          Revenues:
            Insurance services revenue ...   $ 3,878,434    $ 7,886,564
            Software licensing revenues ..       925,386        629,828
            Insurance earned premiums ....         --         2,219,814
            Data processing and MTF
              revenue ....................       551,789      1,672,214
            Net investment income ........        28,790        114,616
            Subcontracted claims
              servicing revenue ..........    (  150,794)     1,269,435
                                             -----------    -----------
                                               5,233,605     13,792,471
                                             -----------    -----------

          Costs and expenses:
            Selling, general, and
              administrative expenses ...      8,764,119     12,190,836
            Special charges .............         --             --
            Insurance expenses including
              losses ....................         --          2,029,529
            Subcontracted claims services     (  150,794)     1,269,435
            Interest expense ............          3,477         78,978
                                             -----------    -----------
                                               8,616,802     15,568,778
                                             -----------    -----------

          Loss from continuing operations
            before income taxes .........     (3,383,197)    (1,776,307)
          Income taxes/(benefit) ........         --         (  626,404)
                                             -----------    -----------

          Loss from continuing operations     (3,383,197)    (1,149,903)
          Decrease (increase) in reserve
            for loss on spin-off of
            $1,320,355 and $(2,679,645),
            net of tax (provision)/benefit
            of $(448,921) and $911,079,
            respectively, in 1994 .......         --            871,434
                                             -----------    -----------



          Net loss ......................    $(3,383,197)    $( 278,469)
                                             ===========    ===========

          Loss per share from continuing
            operations ..................    $(     0.40)    $(    0.13)
                                             ===========     ==========

          Net loss per share ............    $(     0.40)    $(    0.03)
                                             ===========     ==========

          Cash dividend per share .......    $    --         $     0.01
                                             ===========     ==========

          Weighted average number of
           common shares outstanding ....      8,560,904      8,869,699
                                             ===========     ==========





                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)


                                                 Six Months Ended
                                                     June 30
                                             ----------------------
                                                 1995      1994
                                             --------      --------
          Revenues:
            Insurance services revenue....   $ 9,779,993    $15,117,952
            Software licensing revenues...     1,979,085      1,113,361
            Insurance earned premiums.....        --          3,748,352
            Data processing and MTF
             revenue......................     1,300,644      4,550,181
            Net investment income.........        40,156        274,002
            Subcontracted claims
             servicing revenue............        55,895      2,689,880
                                             -----------    -----------
                                              13,155,773     27,493,728
                                             -----------    -----------
          Costs and expenses:
            Selling, general, and
             administrative expenses......    18,796,942     23,223,177
            Special charges...............     1,165,000         --
            Insurance expenses including
             losses.......................        --          3,466,353
            Subcontracted claims services.        55,895      2,689,880

            Interest expense..............         8,725        113,116
                                             -----------    -----------
                                              20,026,562     29,492,526
                                             -----------    -----------
          Loss from continuing operations
            before income taxes...........   ( 6,870,789)   ( 1,998,798)
          Income taxes/(benefit)..........        --        (   632,439)
                                             -----------    -----------

          Loss from continuing operations    ( 6,870,789)   ( 1,366,359)
          Decrease (increase) in reserve
            for loss on spin-off of
            $1,320,355 and $(2,679,645),
            net of tax (provision)/benefit
            of $(448,921) and $911,079,
            respectively, in 1994.........        --        ( 1,768,566)
                                             -----------    -----------
          Net loss........................   $(6,870,789)   $(3,134,925)
                                             ===========    ===========

          Loss per share from continuing
            operations....................   $(     0.80)   $(     0.15)
                                             ===========    ===========

          Net loss per share..............   $(     0.80)   $(     0.35)
                                             ===========    ===========

          Cash dividend per share.........   $      --      $      0.02
                                             ===========    ===========

          Weighted average number of
            common shares outstanding.....     8,557,709      8,915,014
                                             ===========    ===========


                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                  Six Months Ended
                                                       June 30,
                                             ----------------------------
                                                 1995            1994

                                             -------------  -------------
          Cash flows from operating
            activities:
            Net loss ....................    $(6,870,789)   $( 3,134,925)
            Adjustments to reconcile net
              loss to net cash provided
              from (used for) operating
              activities:
              Depreciation and
               amortization .............        795,902       1,003,665
              Amortization of capitalized
               software .................        336,574       1,158,989
              Accounts receivable .......     (  953,420)    ( 6,881,622)
              Income taxes receivable ...      2,136,028          --
              Premiums receivable .......         --         ( 5,308,206)
              Deferred acquisition costs.         --         ( 1,188,727)
              Prepaid expenses ..........     (  250,365)        183,687
              Deferred income taxes, net.        500,000     ( 2,152,000)
              Other assets...............     (   22,155)    (   144,655)
              Accounts payable...........     (  437,921)         31,912
              Accrued liabilities .......      1,018,695       6,129,913
              Unearned contract revenue .         89,905       3,263,010
              Unpaid losses and loss
               expenses .................         --           3,063,591
              Ceding commissions payable.         --             609,293
              Unearned premiums .........         --           5,528,962
              Income taxes ..............         --         (   477,963)
                                             ------------   ------------

          Net cash (used for) provided
            from operating activities ...     (3,657,546)      1,684,924
                                             -----------    ------------

          Cash flows from investing
            activities:
            Proceeds from sale of fixed
              maturity investments available
              -for-sale ..................     3,872,500      10,899,660
            Purchase of fixed maturity
              investments available-
              for-sale ...................        --         (11,777,011)
            Capital expenditures .........    (   20,890)    (   671,333)
            Capital software expenditures.    (  524,881)    ( 1,848,371)
            Proceeds from disposition of
              assets .....................        --             217,924

          Net cash provided from (used for)
            investing activities .........     3,326,729     ( 3,179,131)
                                             -----------    ------------
          Cash flows from financing
            activities:
            Proceeds from credit line
              borrowings .................        --           4,500,000
            Payment on credit line .......    (2,000,000)    ( 2,500,000)
            Dividends to stockholders ....        --         (   176,857)
            Net proceeds from issuance of
              common stock ...............        12,334         133,295
            Payment for purchase of
              treasury shares ............        --         (   338,657)
                                             -----------    ------------

          Net cash (used for) provided
            from financing activities.....    (1,987,666)      1,617,781
                                             -----------    ------------

          Net decrease in cash and cash
            equivalents ..................    (2,318,483)        123,574
          Cash and cash equivalents at
            beginning of period ..........     6,407,801       5,731,498
                                             -----------    ------------

          Cash and cash equivalents at
            end of period ................   $ 4,089,318    $  5,855,072
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

          In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's financial position as of June 30, 1995 and December 31, 1994 and the results of operations for the three- and six-month periods ended June 30, 1995 and 1994, and the cash flows for the six-month periods ended June 30, 1995 and 1994. Such adjustments are of a normal and recurring nature.
          The results of operations for the six-month period ended June 30, 1995 are not necessarily indicative of the results to be expected for a full year.


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

          In June 1995, the Company entered into an agreement with an insurance company for the sale of Alerion for a cash purchase price of approximately $2.5 million (book value). The sale of Alerion, subject to regulatory approvals, is expected to be closed in the third quarter of 1995.



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

          Accordingly, COVER-ALL operations for the three- and six-month periods ended June 30, 1994 have been reclassified and are included in the Consolidated Statements of Operations as a part of the continuing operations. In the Company's previously issued quarterly financial reports for the first two quarters of 1994, COVER-ALL's losses from operations and provisions for loss on spin-off, were reflected as operations "pending spin-off." Such treatment was reclassified in the 1994 third quarter report.

          In December 1994, management instituted a plan to downsize the COVER-ALL organization and reduce the rate of product development to a level consistent with the reduced level of customer installations planned for 1995. The total head count, including employees and technical consultants, was reduced by approximately half in the first quarter of 1995.

          As a result of this reorganization plan for COVER-ALL, special charges were reported in the fourth quarter of 1994 to write down a substantial portion of the unamortized capitalized software development costs and accrue for excess facilities and other costs. Additional costs were incurred in the first quarter of 1995 for executive and other severance costs as well as additional write-off of software development costs. These 1995 provisions and write-offs, aggregating $1,165,000, were reflected as special charges in the Statement of Operations for the first quarter of 1995.

          During the second quarter of 1995, certain modules of the COVER-ALL system were successfully installed and tested at a customer site. Furthermore, increased customer interest in these modules indicated that the development costs would likely be recoverable through multiple future installations. As a result, approximately $500,000 of product development costs incurred in the second quarter were capitalized in accordance with prevailing accounting guidelines.


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

          The Company is vigorously contesting MDA's claims. The Company is pursuing counter- claims against MDA to establish the Company's entitlement to the disputed sums. Discovery is not yet completed in this matter. The court originally set a July 1995 trial date but this was reversed on appeal and the trial date has been put off to November 27, 1995. The Company is currently in negotiations with respect to the settlement of this lawsuit.

          In May 1994, the Company filed an action in the Superior Court of New Jersey against Lion Insurance Company, National Consumer Insurance Corporation, and The Robert Plan Corporation seeking payment of unsatisfied invoices under an April 1991 agreement totalling approximately $2.7 million. Under the agreement, the Company agreed to provide data processing services for a three-year term in support of Lion Insurance Company's "depopulation pool" automobile insurance business in New Jersey. Lion Insurance Company is a subsidiary of The Robert Plan Corporation whose affiliate, National Consumer Insurance Corporation, has taken over the "depopulation pool" business. The Robert Plan Corporation guaranteed Lion's performance and payment.
          Defendants have counterclaimed asserting antitrust violations and other claims which the Company is vigorously disputing. In connection with the Company's motion for summary judgment, the allegations of antitrust and insurance law violations were dismissed.

          The completion of discovery has been expedited by court order and the court has set an October 1995 trial date in this case. The Company is currently in negotiations with respect to the settlement of this lawsuit as part of a global settlement to resolve the MDA litigation as well.


                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Note 4 - Litigation (continued)

          Because of the uncertainties associated with the litigation described above, an estimate of the ultimate liability of the Company cannot be made with certainty at this time. The Company believes that as a result of the recent developments described above, the cases are in a better posture for settlement now than before, although no firm predictions can be made about the ultimate outcomes.

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


          Note 5 - Income Taxes

          For 1995, no income tax provision/(benefit) has been reflected in the Statement of Operations. A valuation allowance was provided equal to the tax benefit that the loss generated. The 1994 income tax/(benefit) represents the federal tax benefit of losses net of a provision for state income taxes of approximately $47,000.


                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

          Total revenues for the three months ended June 30, 1995 (including subcontracted claims services) were $5,233,605 as compared to $13,792,471 for the same period in 1994. Subcontracted claims servicing revenue (representing flow-through activity associated with the Market Transition Facility of New Jersey ("MTF") with no impact on profit) was a negative $150,794 in the 1995 quarter as compared to $1,269,435 in the 1994 quarter. For the six months ended June 30, 1995, total revenues were $13,155,773 as compared to $27,493,728 in the same period of the prior year. Subcontracted claims services contributed $55,895 in the first six months of 1995 as compared to $2,689,880 in the first six months of 1994.

          Insurance services revenues are primarily made up of policy administration and claims servicing fees from customers such as Atlantic/Pacific Employers Insurance Company for servicing policies in the New Jersey voluntary and assigned risk markets. The contract with Atlantic/Pacific Employers Insurance Company reached its peak level of activity in 1994 and policy volumes are declining in 1995. During 1995 and 1996, Atlantic/Pacific Employers Insurance Company will non-renew all of their auto insurance policies in New Jersey in accordance with the accelerated withdrawal order entered into with the New Jersey Department of Insurance in August 1994. As a result, Warner's insurance services revenue declined in the first half of 1995 as compared with the same period in 1994 reflecting the reduced number of policies and claims being handled.

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


                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          Most of Warner's insurance services contracts include a variable fee structure based on the loss ratios of the underlying insurance policies which could increase or decrease fee revenues. The Company obtains periodic independent actuarial evaluations of the loss ratios for these programs and adjusts the amount of its revenue when required. In the quarter ended June 30, 1995, insurance services revenues were reduced by approximately $1.5 million to adjust for actuarial evaluations through June 30, 1995 which indicate loss ratio experience on these contracts that would result in increased net refundable service fees due to certain customers. Although the ultimate loss ratio estimates vary from one evaluation period to the next, there are approximately $1.8 million of net refundable service fees currently due to customers. Management is currently negotiating with these customers to defer payment of the net refundable service fees.

          The loss of service revenues in 1995 and beyond from the accelerated withdrawal of Atlantic/Pacific Employers Insurance Company from auto insurance in New Jersey and Warner's decision to cease the PAIP activity with Clarendon has required Warner to evaluate the available business strategies with respect to its insurance service business. Thus far, there have not been sufficient new service business opportunities to enable the Company to replace its declining contracts and achieve profitable operations.

          The overall decline in total revenues in the first quarter of 1995 is also due to the phasing out of the MTF program, as described in the next paragraph, and related data processing contracts with other insurance companies.

          Policies serviced under the three-year MTF contract came to an end at September 30, 1993 with respect to policy processing and administration as the last of the MTF policies expired. The claims for these MTF policies have been handled for Warner since the inception of the contract by a subcontractor. The claims fees are included in Warner's total revenues as "subcontracted claims servicing revenue" and are passed through to the subcontractor without any profit for Warner. In the first half of 1995, these "pass-through" subcontract claims servicing revenues were approximately $.1 million, compared with approximately $2.7 million in the first half of 1994. Although some claims remain to be settled in the MTF, Warner's contracted activity has substantially ended.

          Revenues from data processing services amounted to approximately $1.3 million in the first half of 1995, down from $4.6 million in the first half of 1994. While Warner's profit margins on these data processing services were high, the departure of certain customers has enabled Warner to decommission several of its aging mainframe computers and downsize the data processing costs considerably.

          Revenues from COVER-ALL software licensing and maintenance increased to $2.0 million in the first half of 1995 as compared with $1.1 million in the first half of 1994, reflecting increasing progress on initial installations and increased fees from professional support services to customers.



                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          Selling, general and administrative expenses decreased by approximately $3.4 million in the second quarter of 1995 and by approximately $4.4 million for the first six months of 1995 as compared to the same periods in 1994, primarily as a result of the lower level of costs associated with declining insurance services activity and sharply reduced costs in the COVER-ALL subsidiary which was downsized in early 1995. Data processing and overhead expenses were also further reduced in 1995 as compared with 1994.

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

          As stated in Note 2 to the Consolidated Financial Statements, COVER-ALL has successfully installed and tested certain modules of its system and customer interest has grown significantly. As a result, the product development costs of approximately $500,000 incurred in the second quarter were capitalized as required by prevailing accounting guidelines. For the second quarter of 1995, COVER-ALL had a pretax loss of $280,000 as compared with a loss in excess of $2 million in the same quarter in 1994.

          As described in Note 5 to the Consolidated Financial Statements, no net income tax benefit is available with respect to the loss incurred in the first six months of 1995.

          Liquidity and Capital Resources
          -------------------------------

          Cash flows from operations were negative in the first six months of 1995 by $3.7 million as compared with positive cash flows of $1.7 million in the same period in 1994. This is primarily due to the loss from operations caused by reduced revenues as described above.


                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          In the first quarter of 1994, the insurance subsidiary, Alerion, was capitalized with approximately $10 million of cash generated from insurance service contracts. By the end of 1994, the decision was reached to remove all available capital from this inactive insurance subsidiary and $4.5 million was distributed to Warner by December 31, 1994. In early February 1995, an additional $3 million was distributed to Warner leaving Alerion with a minimum statutory capital of approximately $2.5 million at June 30, 1995, pending Alerion's sale as described in Note 2 to the Consolidated Financial Statements.

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

          The Company believes that current cash balances (including amounts invested in its insurance subsidiary), and anticipated cash flows from operations will be sufficient to meet normal operating needs during 1995 provided that satisfactory arrangements can be made with customers to defer payment of net refundable service fees as discussed above. The amounts invested in the insurance subsidiary are subject to regulatory approval prior to withdrawal but such approval is anticipated in the third quarter. Also, as discussed in Note 4 to the Consolidated Financial Statements for the six months ended June 30, 1995, the ultimate outcome of the pending litigation, either at trial or by settlement, cannot be determined at this time.

          Management is exploring alternative means of raising longer-term capital that will be required to continue the COVER-ALL software development and to sustain the Company's insurance services business in 1996 and beyond.



                             PART II - OTHER INFORMATION


          Item 4 - Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on June 15, 1995. At the Meeting, the stockholders of the Company elected a class of two directors, consisting of Pamela J. Newman and Leonard Gubar, to serve for a three-year term and until their


                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


                       PART II - OTHER INFORMATION (continued)


          Item 4 - Submission of Matters to a Vote of Security Holders
          (continued)

          successors have been elected and qualified. The following table sets forth the results of the votes cast for directors at the
          Meeting:

          Director            Votes For           Votes Withheld
          --------            ---------           --------------

          Pamela J. Newman    7,377,522           743,910

          Leonard Gubar       7,377,522           743,910

          The stockholders of the Company also approved the adoption of the 1995 Employee Stock Option Plan of the Company by the requisite vote of a majority of the shares of Common Stock voting on such proposal. There were 3,746,648 shares cast in favor of the proposal and 1,220,052 shares cast against such proposal.

          The stockholders of the Company also approved the adoption of the 1994 Stock Option Plan for Independent Directors of the Company by the requisite vote of a majority of the shares of Common Stock voting on such proposal. There were 3,631,023 shares cast in favor of the proposal and 1,316,155 shares cast in opposition thereto.

          A proposal to amend the Company's Certificate of Incorporation to authorize the issuance of up to 2,000,000 shares of a new class of "blank check" Preferred Stock did not receive the requisite vote of a majority of the outstanding shares of Common Stock of the Company. There were 3,481,663 shares cast in favor of the proposal and 1,452,489 shares cast against such proposal.


          Item 6 - Exhibits and Reports on Form 8-K

               (a)  Exhibits.
                    --------

                    27.  Financial Data Schedule.

               (b)  Reports on Form 8-K.
                    --------------------

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

                                        WARNER INSURANCE SERVICES, INC.




          August 17, 1995               By: /s/ Alfred J. Moccia
                                            --------------------
                                            Alfred J. Moccia
                                            President and Chief
                                            Executive Officer



          August 17, 1995               By: /s/ Bradley J. Hughes
                                            ---------------------
                                            Bradley J. Hughes
                                            Vice President - Finance
                                            and Administration and
                                            Chief Financial Officer