Form 10-Q
period 1995-09-30
WARNER INSURANCE SERVICES INC
filed 1995-11-13
CIK 737300

========================================================================

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549
                                     ___________

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1995

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

                  Number of shares outstanding at November 1, 1995:

             8,560,904 shares of Common Stock, par value $.01 per share.

     =========================================================================

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                  September 30, 1995


                                                                     Page No.
                                                                     -------

     PART I - FINANCIAL INFORMATION

          Item 1 - Financial Statements

                   Consolidated Balance Sheets
                   September 30, 1995 and December 31, 1994 . . . . .  2 - 3

                   Consolidated Statements of Operations
                   Three and Nine Months Ended September 30, 1995
                   and 1994 . . . . . . . . . . . . . . . . . . . . .      4

                   Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 1995 and 1994. . .      5

                   Notes to Consolidated Financial Statements . . . .  6 - 9

          Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  . . 10 - 13


     PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . .      13


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .      14

                            PART I - FINANCIAL INFORMATION


     ITEM 1 - FINANCIAL STATEMENTS

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1995          1994
                                                    ------------  ------------
                                                     (unaudited)   (audited)
     ASSETS

     Current assets:
       Cash and cash equivalents . . . . . . . .    $  4,090,254  $  6,407,801
       Fixed maturity investments available-for-sale,
         at fair value (cost: $4,110,278). . . .          --         3,872,500
       Accounts receivable, less allowance for
         doubtful accounts of $465,028 . . . . .      18,490,036    17,675,311
       Income taxes receivable . . . . . . . . .       2,000,000     2,136,028
       Deferred income taxes . . . . . . . . . .         880,000     3,250,000
       Prepaid expenses. . . . . . . . . . . . .         326,474       232,216
                                                    ------------  ------------

          Total current assets . . . . . . . . .      25,786,764    33,573,856
                                                    ------------  ------------

     Deferred contract receivables . . . . . . .       2,504,924     3,218,126
                                                    ------------  ------------

     Property and equipment, at cost:
       Furniture, fixtures and equipment . . . .      14,590,968    15,606,722
       Leasehold improvements. . . . . . . . . .       1,696,475     1,696,475
                                                    ------------  ------------
                                                      16,287,443    17,303,197
       Less accumulated depreciation and
         amortization. . . . . . . . . . . . . .     (13,529,504)  (13,046,118)
                                                    ------------  ------------

          Property and equipment-net . . . . . .       2,757,939     4,257,079
                                                    ------------  ------------

     Capitalized software, less accumulated amortization
       of $902,214 and $2,629,112. . . . . . . .       1,765,495     1,340,639
                                                    ------------  ------------

     Other assets. . . . . . . . . . . . . . . .         520,796       503,753
                                                    ------------  ------------

                                                    $ 33,335,918  $ 42,893,453
                                                    ============  ============

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (Continued)


                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1995          1994
                                                    ------------  ------------
                                                    (unaudited)    (audited)

     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

     Current liabilities:
       Notes payable . . . . . . . . . . . . . .    $     --      $ 2,000,000
       Accounts payable. . . . . . . . . . . . .         837,133    1,097,668
       Accrued liabilities . . . . . . . . . . .      11,858,918   12,087,706
       Unearned contract revenue . . . . . . . .       7,880,214    8,975,598
                                                    ------------  -----------

          Total current liabilities. . . . . . .      20,576,265   24,160,972
                                                    ------------  -----------

     Unearned contract revenue . . . . . . . . .      15,157,906   12,886,460
                                                    ------------  -----------

     Deferred income taxes . . . . . . . . . . .         600,000      470,000
                                                    ------------  -----------

     Contingencies (Note 4)

     Stockholders' (deficit) equity:
       Common stock, $.01 par value; authorized
       20,000,000 shares, issued 9,194,890 and
       9,187,323 shares. . . . . . . . . . . . .          91,949       91,873

       Capital in excess of par value. . . . . .      10,414,253   10,401,994

       Retained earnings (deficit) . . . . . . .     (10,937,248) ( 2,550,639)

       Treasury stock at cost - 633,986 shares .     ( 2,567,207) ( 2,567,207)
                                                    ------------  -----------

          Total stockholders' (deficit) equity .     ( 2,998,253)   5,376,021
                                                    ------------  -----------

                                                    $ 33,335,918  $42,893,453
                                                    ============  ===========

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
                                 ------------------        -------------------
                                 1995        1994          1995         1994
                                 ----        ----          ----         ------
     Revenues:
       Insurance services
         revenue . . . . .  $ 4,415,241 $ 7,777,225   $14,195,234  $22,895,177
       Software licensing
         revenues  . . . .    1,135,513     155,036     3,114,598    1,268,397
       Insurance earned
         premiums  . . . .       --       2,378,875        --        6,127,227
       Data processing
        and MTF revenue  .      529,768   1,014,107     1,830,412    5,564,288
       Net investment
         income  . . . . .       40,963     202,556        81,119      476,558
       Subcontracted claims
         servicing revenue       19,917    (774,472)       75,812    1,915,408
                            ----------- -----------   -----------  -----------
                              6,141,402  10,753,327    19,297,175   38,247,055
                            -----------  ----------   -----------  -----------
     Costs and expenses:
       Selling, general, and
         administrative
          expenses . . . .    7,634,057  11,688,145    26,430,999   34,911,322
       Special charges . .       --          --         1,165,000       --
       Insurance expenses including
         losses  . . . . .       --       2,192,480        --        5,658,832
       Subcontracted claims
          services . . . .       19,917    (774,472)       75,812    1,915,408
       Interest expense  .        3,248      41,577        11,973      154,693
                            ----------- -----------   -----------  -----------
                              7,657,222  13,147,730    27,683,784   42,640,255
                              --------- -----------   -----------  -----------
     Loss from continuing
        operations before
         income taxes  . .   (1,515,820) (2,394,403)   (8,386,609)  (4,393,200)
     Income taxes
       /(benefit)  . . . .       --      (  865,608)       --       (1,498,046)
                            ----------- -----------   -----------  ------------

     Loss from continuing
      operations . . . . .   (1,515,820) (1,528,795)   (8,386,609)  (2,895,154)
     Decrease in reserve for loss
       on spin-off of $2,679,645,
       net of tax (provision) of
       $(911,079) in 1994        --       1,768,566        --           --
                            ----------- -----------   -----------  -----------

     Net (loss) income . .  $(1,515,820) $   239,771  $(8,386,609) $(2,895,154)
                            ===========  ===========  ===========  ===========

     Loss per share from continuing
       operations  . . . .  $(     0.18) $(     0.17) $(     0.98) $(     0.33)
                            ===========  ===========  ===========  ===========

     Net (loss) income
      per share  . . . . .  $(     0.18) $      0.03  $(     0.98) $(     0.33)
                            ===========  ===========  ===========  ===========


     Cash dividend
      per share  . . . . .  $    --     $    --       $    --      $      0.02
                            ===========  ===========  ===========  ===========


     Weighted average
        number of
        common shares
         outstanding . . .    8,560,904   8,829,406     8,558,774    8,886,478
                            ===========  ===========  ===========  ===========

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     --------------------------
                                                         1995          1994
                                                     ------------   -----------

     Cash flows from operating activities:
       Net loss. . . . . . . . . . . . . . . .        $(8,386,609) $( 2,895,154)
       Adjustments to reconcile net loss to net
         cash provided from (used for) operating
         activities:
         Depreciation and amortization . . . .          1,169,964     1,588,264
         Amortization of capitalized software.            531,970     1,777,115
         Accounts receivable . . . . . . . . .         (  101,523)  ( 5,227,639)
         Income taxes receivable . . . . . . .            136,028        --
         Premiums receivable . . . . . . . . .             --       ( 4,214,748)
         Deferred acquisition costs. . . . . .             --       ( 1,006,232)
         Prepaid expenses. . . . . . . . . . .         (   94,258)      350,423
         Deferred income taxes, net. . . . . .          2,500,000   ( 1,968,750)
         Other assets. . . . . . . . . . . . .         (   17,043)  (   271,944)
         Accounts payable. . . . . . . . . . .         (  260,535)  (    30,665)
         Accrued liabilities . . . . . . . . .            111,895     3,243,205
         Unearned contract revenue . . . . . .          1,176,062     3,505,402
         Unpaid losses and loss expenses . . .             --         4,630,960
         Ceding commissions payable. . . . . .             --            95,723
         Unearned premiums . . . . . . .. . . .            --         4,680,147
         Income taxes. . . . . . . . . .. . . .            --       (   776,423)
                                                       -----------  ------------

     Net cash (used for) provided from operating
       activities. . . . . . . . . . . . . . .         (3,234,049)    3,479,684
                                                       -----------  ------------

     Cash flows from investing activities:
       Proceeds from sale of fixed maturity
         investments available-for-sale. . . .          3,872,500    10,899,660
       Purchase of fixed maturity investments
         available-for-sale. . . . . . . . . .             --       (12,899,261)
       Capital expenditures. . . . . . . . . .         (   11,507)  (   723,630)
       Capitalized software expenditures . . .         (  956,826)  ( 3,007,530)
       Proceeds from disposition of assets . .             --           306,832
                                                       -----------  ------------

     Net cash provided from (used for) investing
       activities. . . . . . . . . . . . . . .          2,904,167   ( 5,423,929)
                                                       -----------  ------------

     Cash flows from financing activities:
       Proceeds from credit line borrowings. .             --         4,500,000
       Payment on credit line. . . . . . . . .         (2,000,000)  ( 2,500,000)
       Dividends to stockholders . . . . . . .             --       (   176,857)
       Net proceeds from issuance of
         common stock. . . . . . . . . . . . .             12,335       160,207
       Payment for purchase of treasury
         shares. . . . . . . . . . . . . . . .             --       (   338,657)
                                                       -----------  ------------

     Net cash (used for) provided from financing
       activities. . . . . . . . . . . . . . .         (1,987,665)    1,644,693
                                                       -----------  ------------

     Net decrease in cash and cash
       equivalents . . . . . . . . . . . . . .         (2,317,547)  (   299,552)
     Cash and cash equivalents at beginning
       of period . . . . . . . . . . . . . . .          6,407,801     5,731,698
                                                       ----------   ------------

     Cash and cash equivalents at end
       of period. . . . . . . . . . . . . . .         $ 4,090,254  $  5,432,146
                                                      ===========  ============

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1 - GENERAL

     For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Warner Insurance Services, Inc.'s (the "Company" or "Warner") Annual Report on Form 10-K for the year ended December 31, 1994. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior year have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

     In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's financial position as of September 30, 1995 and December 31, 1994 and the results of operations for the three- and nine-month periods ended September 30, 1995 and 1994, and the cash flows for the nine-month periods ended September 30, 1995 and 1994. Such adjustments are of a normal and recurring nature. The results of operations for the nine-month period ended September 30, 1995 are not necessarily indicative of the results to be expected for a full year.


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

     In June 1995, the Company entered into an agreement with an insurance company for the sale of Alerion for a cash purchase price of approximately $2.5 million (book value). The sale of Alerion, subject to regulatory approvals, is expected to be completed in the fourth quarter of 1995.
     If not, the Company intends to dissolve Alerion, subject to regulatory approvals, in the fourth quarter of 1995.

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

     Accordingly, COVER-ALL operations for the three- and nine-month periods ended September 30, 1994 have been reclassified and are included in the Consolidated Statements of Operations as a part of the continuing operations. In the Company's previously issued quarterly financial reports for the first two quarters of 1994, COVER-ALL's losses from operations and provisions for loss on spin-off, were reflected as operations "pending spin-off." Such treatment was reclassified in the 1994 third quarter report and resulted in a $2,679,645 reduction of the previously established reserve for loss on spin-off.

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

     During the second and third quarters of 1995, certain modules of the COVER-ALL system were successfully installed and tested at a customer site. Furthermore, increased customer interest in these modules indicated that the development costs would likely be recoverable through multiple future installations. As a result, approximately $1,000,000 of product development costs incurred in the second and third quarters were capitalized in accordance with generally accepted accounting principles.

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

     The Company is vigorously contesting MDA's claims. The Company is pursuing counter-claims against MDA to establish the Company's entitlement to the disputed sums. Discovery is not yet completed in this matter. The trial date has been set for January 8, 1996. MDA is adding a substantial additional claim that excessive sums were refunded by MDA through Warner to the MTF for claims closed without payment ("CWPs"). MDA seeks to hold Warner and the MFT liable for negligence in the application of the CWP formula. The resolution of this new issue has delayed the ultimate disposition in the case, but in the Company's opinion is unlikely to have any financial impact on the Company because any alleged overpayments to the MTF, if they occurred and are ordered by the court to be repaid, are likely to come from the MTF and not from Warner. The Company continues to pursue settlement opportunities with respect to this lawsuit.

     In May 1994, the Company filed an action in the Superior Court of New Jersey against Lion Insurance Company, National Consumer Insurance Corporation, and The Robert Plan Corporation seeking payment of unsatisfied invoices under an April 1991 agreement totalling approximately $2.7 million. Under the agreement, the Company agreed to provide data processing services for a three-year term in support of Lion Insurance Company's "depopulation pool" automobile insurance business in New Jersey. Lion Insurance Company is a subsidiary of The Robert Plan Corporation whose affiliate, National Consumer Insurance Corporation, has taken over the "depopulation pool" business. The Robert Plan Corporation guaranteed Lion's performance and payment. Defendants have counterclaimed asserting antitrust violations and other claims which the Company is vigorously disputing. In connection with the Company's motion for summary judgment, the claims of antitrust and insurance law violations were dismissed.

     The completion of discovery has been expedited by court order and the court is in the process of setting a trial date in this case. The Company continues to pursue settlement opportunities with respect to this lawsuit as part of a global settlement to resolve the MDA litigation as well.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 4 - LITIGATION (CONTINUED)


     Because of the uncertainties associated with the litigation described above, an estimate of the ultimate liability of the Company cannot be made with certainty at this time. The Company believes that recent developments described above may make a settlement more likely than before, although no firm predictions can be made about the ultimate outcomes.

     The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of these uncertainties.

     In addition to the matters described above, the Company is named as defendant in a small number of legal actions arising from its operations. Those actions have been considered in establishing liabilities. Management and its legal counsel are of the opinion that the disposition of those actions will not have a material adverse effect on financial position or results of operations.


     NOTE 5 - INCOME TAXES

     For 1995, no income tax benefit relative to the Company's operating loss has been reflected in the Statement of Operations. A valuation allowance was provided equal to the tax benefit that the loss generated, since the realization of such benefit would be dependent upon achieving future operating profits which cannot be reasonably assured. The 1994 income tax/(benefit) represents the federal tax benefit of losses net of a provision for state income taxes of approximately $88,000.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total revenues for the three months ended September 30, 1995 (including subcontracted claims services) were $6,141,402 as compared to $10,753,327 for the same period in 1994. Subcontracted claims servicing revenue (representing flow-through activity associated with the Market Transition Facility of New Jersey ("MTF") with no impact on profit) was $19,917 in the 1995 quarter as compared to negative $774,472 in the 1994 quarter. For the nine months ended September 30, 1995, total revenues were $19,297,175 as compared to $38,247,055 in the same period of the prior year.
     Subcontracted claims services contributed $75,812 in the first nine months of 1995 as compared to $1,915,408 in the first nine months of 1994.

     Insurance services revenues are primarily made up of policy administration and claims servicing fees from customers such as Atlantic/Pacific Employers Insurance Company for servicing policies in the New Jersey voluntary and assigned risk markets. The contract with Atlantic/Pacific Employers Insurance Company reached its peak level of activity in 1994 and policy volumes are declining in 1995. During 1995 and 1996, Atlantic/Pacific Employers Insurance Company will non-renew all of their auto insurance policies in New Jersey in accordance with the accelerated withdrawal order entered into with the New Jersey Department of Insurance in August 1994.
     As a result, Warner's insurance services revenue declined in the first nine months of 1995 as compared with the same period in 1994 reflecting the reduced number of policies and claims being handled.

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

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Most of Warner's insurance services contracts include a variable fee structure based on the loss ratios of the underlying insurance policies
     which could increase or     decrease fee revenues.  The Company obtains
     periodic independent actuarial evaluations of the loss ratios for these programs and adjusts the amount of its revenue when required. In the nine months ended September 30, 1995, insurance services revenues were reduced by approximately $1.5 million to adjust for actuarial evaluations through June 30, 1995 which indicate loss ratio experience on these contracts that would result in increased net refundable service fees due to certain customers. Although the ultimate loss ratio estimates vary from one evaluation to the next, there are approximately $1.8 million of net refundable service fees currently due to customers. Management is currently negotiating with these customers to defer payment of the net refundable service fees.

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

     The overall decline in total revenues in 1995 is also due to the phasing out of the MTF program, as described in the next paragraph, and related data processing contracts with other insurance companies.

     Policies serviced under the three-year MTF contract came to an end at September 30, 1993 with respect to policy processing and administration as the last of the MTF policies expired. The claims for these MTF policies have been handled for Warner since the inception of the contract by a subcontractor. The claims fees are included in Warner's total revenues as "subcontracted claims servicing revenue" and are passed through to the subcontractor without any profit for Warner. In the first nine months of 1995, these "pass-through" subcontract claims servicing revenues were approximately $.1 million, compared with approximately $1.9 million in the first nine months of 1994. Although some claims remain to be settled in the MTF, Warner's contracted activity has substantially ended.

     Revenues from data processing services amounted to approximately $1.8 million in the first nine months of 1995, down from $5.6 million in the first nine months of 1994. While Warner's profit margins on these data processing services were high, the departure of certain customers has enabled Warner to decommission several of its aging mainframe computers and downsize the data processing costs considerably.

     Revenues from COVER-ALL software licensing and maintenance increased to $3.1 million in the first nine months of 1995 as compared with $1.3 million in the first nine months of 1994, reflecting increasing progress on initial installations and increased fees from professional support services to customers.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Selling, general and administrative expenses decreased by approximately $4.1 million in the third quarter of 1995 and by approximately $8.5 million for the first nine months of 1995 as compared to the same periods in 1994, primarily as a result of the lower level of costs associated with declining insurance services activity and sharply reduced costs in the COVER-ALL subsidiary which was downsized in early 1995. Data processing and overhead expenses were also further reduced in 1995 as compared with 1994.

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

     As stated in Note 3 to the Consolidated Financial Statements, COVER-ALL has successfully installed and tested certain modules of its system and customer interest has grown significantly. As a result, product development costs of approximately $1,000,000 in the second and third quarter were capitalized as required by generally accepted accounting principles. For the third quarter of 1995, COVER-ALL had a pretax loss of approximately $400,000 as compared with a loss in excess of $2.5 million in the same quarter in 1994.

     As described in Note 5 to the Consolidated Financial Statements, no net income tax benefit is available with respect to the loss incurred in the first nine months of 1995.


     Liquidity and Capital Resources
     -------------------------------

     Cash flows from operations were negative in the first nine months of 1995 by $3.2 million as compared with positive cash flows of $3.5 million in the same period in 1994. This is primarily due to the loss from operations caused by reduced revenues as described above.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In the first quarter of 1994, the insurance subsidiary, Alerion, was capitalized with approximately $10 million of cash generated from insurance service contracts. By the end of 1994, the decision was reached to remove all available capital from this inactive insurance subsidiary and $4.5 million was distributed to Warner by December 31, 1994. In early February 1995, an additional $3 million was distributed to Warner leaving Alerion with a minimum statutory capital of approximately $2.5 million at September 30, 1995, pending Alerion's sale or dissolution as described in Note 2 to the Consolidated Financial Statements.

     At December 31, 1994, Warner had $2 million of short-term borrowings against its $4 million secured line of credit with a bank. Subsequent to year-end, the borrowings were repaid and the credit line was withdrawn. Warner intends to seek new bank credit lines.

     In April 1995, the Company received a $2.3 million refund of federal income taxes paid prior to 1994. The Company has the ability to carry back current year operating losses to prior years' tax payments and expects to file for a refund of approximately $2 million in early 1996.

     There is a $1 million letter of credit outstanding with a bank which was issued in favor of the JUA/MTF in connection with the Company's contractual obligations. The letter of credit expires in February 1996, and it has been fully cash collateralized by the Company.

     The Company believes that current cash balances (including amounts invested in its insurance subsidiary), and anticipated cash flows from operations will be sufficient to meet normal operating needs for the near term provided that satisfactory arrangements can be made with customers to defer payment of net refundable service fees as discussed above. The amounts invested in the insurance subsidiary are subject to regulatory approval prior to withdrawal but such approval is anticipated in the fourth quarter. Also, as discussed in Note 4 to the Consolidated Financial Statements for the nine months ended September 30, 1995, the ultimate outcome of the pending litigation, either at trial or by settlement, cannot be determined at this time.

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


                                              WARNER INSURANCE SERVICES, INC.




     November 10, 1995                        By: /s/ Alfred J. Moccia
                                                  ---------------------------
                                                  Alfred J. Moccia
                                                  President and Chief
                                                  Executive Officer





     November 10, 1995                        By: /s/ Bradley J. Hughes
                                                  ---------------------------
                                                  Bradley J. Hughes
                                                  Vice President - Finance
                                                  and Administration and
                                                  Chief Financial Officer

                            EXHIBIT INDEX


       Exhibit
       -------

         27      -        Financial Date Schedule