Form 10-K405
period 1995-12-31
WARNER INSURANCE SERVICES INC
filed 1996-04-11
CIK 737300

-------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549
                                   ----------------

                                      FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1995

                            Commission file number 0-13124

                           WARNER INSURANCE SERVICES, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                            13-2698053
      (STATE OR OTHER JURISDICTION OF             (I.R.S.  EMPLOYER
       INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)


                    18-01 POLLITT DRIVE, FAIR LAWN, NEW JERSEY  07410
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE    (ZIP CODE)

                                    (201)794-4800
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                      COMMON STOCK, PAR VALUE $.01 PER SHARE -
                               NASD OTC BULLETIN BOARD

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES [X]     NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM
     10-K OR ANY AMENDMENT TO THIS FORM 10-K.   [X]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT APRIL 1, 1996 WAS $32,390,550.

                    NUMBER OF SHARES OUTSTANDING AT APRIL 1, 1996:

             15,732,163 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE
                              - NASD OTC BULLETIN BOARD

     THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JUNE 20, 1996, TO BE FILED WITH THE COMMISSION NOT LATER THAN 120 DAYS AFTER THE CLOSE OF THE REGISTRANT'S FISCAL YEAR, HAS BEEN INCORPORATED BY REFERENCE IN WHOLE OR IN PART FOR PART III, ITEMS 10, 11, 12 AND 13, OF THE DECEMBER 31, 1995 FORM 10-K.

     -----------------------------------------------------------------------

     ITEM 1.   BUSINESS
     ------    --------

     GENERAL
     --------

               Warner Insurance Services, Inc. (the "Company" or "Warner"), a Delaware corporation formed in 1971, is a provider of software products for the property/casualty and health care insurance industries through its wholly-owned subsidiary, COVER-ALL Systems, Inc. ("COVER-ALL").

               Historically, the Company also provided services to the automobile insurance industry including underwriting, policy maintenance and claims adjustment which was carried out by its Insurance Services
     Division ("ISD").   However, in March 1996, the ISD business was
     transferred to a subsidiary of The Robert Plan Corporation, in connection with the settlement of two lawsuits between the Company and The Robert Plan Corporation and the release of Warner from its obligations under long-term processing contracts with the customers of ISD, and therefore the activities of the ISD are reflected as discontinued operations as more fully described in Note 1 to the Notes to Consolidated Financial Statements.

     OVERVIEW
     --------

               COVER-ALL offers standard as well as customized software application products together with implementation support services to the property/casualty and health care insurance industries.

               In December 1989, the Company purchased, through its wholly-owned subsidiary, the assets related to the exclusive proprietary rights to a PC-based software application for policy rating and issuance for property/casualty insurance companies. This acquired software has been enhanced and is the Company's "Classic" product line which is one of two current product lines.

               The Classic product line is a self-contained rating, issuance and transaction management application system utilized in the property/casualty insurance industry. This software was developed using the Microfocus COBOL language, and the Company is currently upgrading this product line to be used in the Windows operating system. The Company believes that this software product provides cost-effectiveness and flexibility for self-contained Local Area Network ("LAN") systems. The Classic product is in use in over 40 property/casualty insurance companies.

               Since 1993, COVER-ALL has been developing its second product line entitled the Total Administrative Solution ("TAS 2000"). TAS 2000 is a suite of computer applications for property/casualty and health care insurers designed to enable a client-driven re-engineering of the insurer's business processes. TAS 2000 applications run on commodity priced open computer systems and use state-of-the-art client/server software technology provided by Oracle Corporation.

     PRODUCT DESCRIPTION
     -------------------

        CLASSIC PRODUCT LINE
        --------------------

               The Classic product line is a set of LAN based PC software packages designed to automate the rating and issuance tasks in the property and casualty insurance industry. Functionality includes rating and issuance for quoting new business, mid-term changes, cancellations, reinstatements and renewals. Multiple recipient copies of all relevant documentation for each of these transactions, including quote summaries, declaration pages and mandatory and optional manuscript forms, are printed by the system's print engine. This functionality is supported for property and casualty lines of business in a user friendly system.

               The Company believes that the Classic product line brings to the customer certain useful functions, features and capabilities. Some are line of business specific and some are line of business independent. These include:

               .    Clear and comprehensive data collection
               .    Various on-line help screens
               .    On-line ISO Commercial Lines Manual Tables and
                    Footnotes
               .    Easy and direct system navigation
               .    Standard Bureau coverages and rates support
               .    Company customized coverages and rates support
               .    Fully automated recipient driven issuance of
                    declaration pages, worksheets, ID card, etc.
               .    Help Desk assistance
               .    Remote diagnostic and fix capabilities

               The Classic products were originally brought to the marketplace in the mid 1980's and subsequently have been enhanced to provide greater
     functionality and to better utilize newer technology.   The cost
     effectiveness of the system rests on an inherent flexibility which can accommodate specific customer requirements while retaining a single source integrated core system. The Classic product line is based upon several specific proprietary design features. COVER-ALL is currently working to upgrade the Classic product line for use in the Windows operating system. This will make it a Graphical User Interface ("GUI") application and will be completed by year-end 1996. This enhancement will increase user friendliness and provide the customers with an easier integration of peripheral support applications (e.g., imaging, work flow management, etc.).

          TAS 2000 PRODUCT LINE
          ---------------------

               The TAS 2000 product line was developed to be used as client/server applications in the property/casualty and health care insurance industries. COVER-ALL created the TAS 2000 product line to better position itself to penetrate the larger customer market segment.
     The client/server architectural concept allows companies to take advantage of the power of distributed processing. The TAS 2000 product line includes the following application modules:

               .    Client Management
               .    End User Tools
               .    Agency Profile Management
               .    Policy Administration
               .    Billing Management
               .    Claims Administration
               .    Statistical System

               The TAS 2000 has Windows compliant GUI to enhance its user friendliness. The TAS 2000 can be used on many different client/server hardware platforms and offers capability to process the voluminous transactions that are common to large scale insurance operations. The TAS 2000 is an architecture of open LAN and Wide Area Network ("WAN")based modules possessing varying elements of interdependence.

               TAS 2000's product design is distinguished from competitive offerings by the integrated use of Oracle's relational database and the Designer 2000 and Developer 2000 tool sets. The underlying database and language used for the TAS 2000 products are the Oracle Relational Database Management System and the Oracle Cooperative Development Environment products. These products provide an integrated application environment. Through Oracle's tools, these new products take advantage of the power of Oracle Version 7 on over 90 different server platforms. This software allows processing to be centralized, dedicated to specific server(s) or clients or distributed across the network.

               The changing of the century is an issue which has never been faced in the computer industry and poses a massive problem for automation systems previously designed and currently being used. Companies must modify their systems to accommodate a four- digit year in order to properly affect the calculations and sorting routines which provide the core of their data processing accuracy. Although seemingly minor, this change requires finding, analyzing, implementing and testing tens of thousands of isolated incidents within millions of lines of source code. The cost for the industry can reach into the millions of dollars to affect proper change. Both COVER-ALL product lines already accommodate the advent of the new century.

               The TAS 2000 product line was developed with an emphasis on quality from the conceptual design stage using Oracle CASE tools through to the physical coding and testing phases. COVER-ALL intends to continue to enhance both of its product lines based on customer needs and changes in technology. COVER-ALL is also committed to maintaining a quality support service program for its customers.

     COMPETITIVE PRODUCTS
     --------------------

               COVER-ALL's competitors for both of its product lines are in most instances larger and financially stronger than the Company. The Classic product line competes primarily with three competitors who hold leadership positions for LAN based policy rating and issuance software used by property/casualty insurance companies. The TAS 2000 primary competitors are also larger and financially stronger than the Company. The Company believes, however, that its products offer customers certain advantages not available from COVER-ALL's competitors as to functionality and hardware requirements.

     MARKETING
     ----------

               The Company maintains a sales staff at its principal executive offices in Fair Lawn, New Jersey. The Company also participates in and displays its software products at trade shows organized by industry trade groups.

     RESEARCH AND DEVELOPMENT
     ------------------------

               COVER-ALL's business is characterized by rapid technological change. The Company's success will depend, in part, on its ability to keep its products current based on new technologies. Accordingly, the Company must maintain ongoing research and development programs to continually add value to its suite of products, as well as any possible expansion of its suite of products. The Company believes that research and development expenditures will continue to constitute a significant percentage of revenues.

               COVER-ALL has expensed for research and development $1,932,920, $2,499,436, $533,260 and $805,563 for the years ended December 31, 1995 and
     1994, the two months ended December 31, 1993 and the year ended October 31, 1993, respectively.

     BACKLOG
     -------

               Backlog is not applicable to the business of the Company.

     MAJOR CUSTOMERS
     ---------------

               The Classic product line is in use in over forty property/casualty insurance companies while the TAS 2000 product line is currently in use in two property/casualty insurance companies. TAS 2000 was licensed to the first health care insurer in 1996. The Company's revenues from major customers (more than 10 percent of total revenues) for the years ended December 31, 1995 and 1994 as a percentage of total revenue were as follows:

                                    Year Ended            Year Ended
                                   December 31,          December 31,
          Customer                    1995                   1994
          --------                 ------------          -------------

     New Jersey State
       Medical Underwriters            18%
     Sun Alliance Management
       Services                        16%
     Secura, Inc.                      11%
     Empire Insurance Company                                17%
     Millers Insurance Group                                 13%

               No customer represented more than 10 percent of total revenues prior to 1994. In 1995 export sales were made to a U.K. customer of approximately $640,000.

     EMPLOYEES
     ---------

               The Company, excluding ISD (which had 192 employees), had 65 employees at year-end December 31, 1995. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that relations with its employees are good.

     DISCONTINUED OPERATIONS
     -----------------------

          INSURANCE SERVICES DIVISION
          ---------------------------

               ISD revenues decreased substantially in 1994 and 1995 because of lower fees attributable to the reduced number of policies and claims being
     handled on contracts that were winding down or were completed.    As a
     result, ISD had been suffering losses and operating under considerable uncertainty due to the pendency of lawsuits with certain affiliates of The
     Robert Plan Corporation ("The Robert Plan Corporation").   At December 31,
     1995, the Company had a stockholders deficiency of $6,013,479, however, as a result of the March 1996 restructuring transactions described below, the Company expects to have a positive net worth as of March 31, 1996 primarily because of the issuance of Warner Common Stock and Warrants with a fair
     market value of approximately $7 million.   In March 1996, the Company
     entered into a series of agreements which provided for the transfer and discontinuance of its ISD operations and the issuance of Warner Common Stock and Warrants (i) to certain customers of the ISD business in exchange for the release of Warner from its obligations to provide insurance services to ISD customers and (ii) to The Robert Plan Corporation in exchange for the settlement and dismissal of two lawsuits with The Robert
     Plan Corporation.   Effective March 1, 1996 the Company has discontinued
     providing insurance processing services to the automobile insurance industry and has reflected those activities as discontinued operations in
     its Financial Statements.   See Note 1 to the Consolidated Financial
     Statements.

               As part of the restructuring transactions (the "Restructuring"), the Company transferred certain assets, employees, contracts and leased premises relating to its ISD business to a subsidiary of The Robert Plan Corporation, which is replacing the Company as the provider of insurance services to the ISD customers. In exchange for settling the lawsuits, releasing the Company's obligations to provide insurance services under its contracts and executing mutual releases, the Company issued to certain of the ISD customers (one major ISD customer received approximately 76 percent of the total securities issued in the Restructuring) and certain parties to the litigation: (a) a total of 3,256,201 shares of Warner Common Stock, (b) five-year Warrants to purchase up to an additional aggregate of 1,553,125 shares of Warner Common Stock at $2.00 per share and (c) cash of approximately $.9 million. The Company has the option, exercisable for a period of six months (from March 1, 1996), to (i) purchase 50% of the aforementioned 3,256,201 shares at a cash price equal to the greater of $3.00 or 50% of the then market price of a share of Warner Common Stock and
     (ii) acquire 50% of the 1,553,125 Warrants at a cash price equal to $1.00 per Warrant. On March 31, 1996, the Company settled with the one customer which did not participate in the Restructuring by making a cash payment of $1.6 million.

          ALERION INSURANCE COMPANY OF NEW JERSEY ("ALERION")
          ----------------------------------------------------

               In late 1993, the Company established Alerion, a wholly-owned property/casualty insurance subsidiary. In this connection, the Company also changed to a calendar year for financial and tax reporting purposes to bring the Company into line with the calendar year reporting requirements of the insurance industry.

               By early 1994, Warner had funded Alerion with approximately $10 million of cash and securities and Alerion entered into a reinsurance agreement to reinsure a portion of the risk on certain insurance policies written by a primary insurer. In late 1994, the Company decided that risk taking, even as a reinsurer, was not an attractive business strategy. The Company and the primary insurer agreed to end the reinsurance arrangement in the fourth quarter of 1994 and "commute" all reinsurance interests and liabilities back to the inception of the agreement, thus eliminating all reinsurance activity of Alerion. Therefore Alerion's operations for all periods consisted of immaterial investment activity.

               Alerion sold its securities and returned all of its cash (approximately $9.5 million) in 1994, 1995 and 1996, having surrendered its Certificate of Authority to transact insurance business in New Jersey.

     ITEM 2.   PROPERTIES
     ------    ----------

               The Company's principal headquarters are located in Fair Lawn, New Jersey where it occupies approximately 36,000 square feet under a lease which expires in 2000 at a current annual rental expense of approximately $400,000.

               In addition, the Company also leases a facility with approximately 22,000 square feet in Somerset, New Jersey. This lease expires in 2002 with an annual rental expense of approximately $270,000. This facility was previously used by ISD, however the Company anticipates utilizing this facility to house a significant number of new employees that will be working on a joint project with a new customer.

               Pursuant to the Restructuring entered into in March 1996 (See Discontinued Operations) the Company's lease for its former principal headquarters has been transferred to The Robert Plan Corporation.

               The Company believes that these facilities are well maintained and adequate to meet its needs in the foreseeable future.


     ITEM 3.   LEGAL PROCEEDINGS
     ------    -----------------

               In March 1994, Material Damage Adjustment Corporation ("MDA"), a subsidiary of The Robert Plan Corporation and a subcontractor for the Company performing claims processing work, instituted an action in the Superior Court of New Jersey seeking injunctive relief requiring that the Company turn over to MDA in excess of $1 million that the Company had withheld from certain claims fees allegedly owed to MDA. This action arose out of the Company's servicing contract with the Market Transition Facility of New Jersey ("MTF"). The Company had withheld the funds as a set off to cover unpaid invoices for data processing services rendered by the Company for MDA. MDA also added a claim for approximately $2.5 million of surcharge fees paid to the Company by the MTF. The MTF was brought into the case to resolve disputes between MTF and MDA over refunds of claims fees paid on claims later closed without payment ("CWP's").
     The Company vigorously contested MDA's claims and asserted counterclaims against MDA to establish the Company's entitlement to the disputed sums.

               In May 1994, the Company filed an action in the Superior Court of New Jersey against Lion Insurance Company, National Consumer Insurance Corporation and The Robert Plan Corporation seeking payment of unsatisfied invoices under an April 1991 agreement totalling approximately $2.7 million. Under the agreement, the Company agreed to provide data processing services for a three-year term in support of Lion Insurance Company's "depopulation pool" automobile insurance business in New Jersey. Lion Insurance Company is a subsidiary of The Robert Plan Corporation whose affiliate, National Consumer Insurance Corporation, has taken over the "depopulation pool" business. The Robert Plan Corporation guaranteed Lion's performance and payment.

               On March 1, 1996, the two lawsuits described above were settled as part of the overall settlement with certain of the Company's insurance services customers. The settlement and restructuring transactions are described in Note 1--Discontinued operations in the Notes to Consolidated Financial Statements included in this Form 10-K.

               On February 2, 1995, Sol M. Seltzer commenced an action in the Supreme Court of New York against Mr. Krieger, the Chairman of the Board and former President of the Company, and each of the other members of the Board of Directors of the Company. The plaintiff, Sol M. Seltzer, who purports to sue derivatively on behalf of the Company and COVER-ALL, was a vice president of the Company and a director of COVER-ALL until he resigned from such positions in late 1994. The plaintiff alleges, among other things, breach of fiduciary duty, waste and mismanagement, as well as other alleged wrongful acts by the Board and the former President, including among other things, self-dealing and misuse of corporate funds by the former President. The plaintiff seeks, among other things, compensatory damages in an amount to be determined at trial and punitive damages in an aggregate amount of $12 million.

               The Company, and the other defendants, are vigorously contesting Mr. Seltzer's claims. The Company believes that this lawsuit lacks substantial merit. A motion to dismiss the complaint has been filed and is pending.

               On February 6, 1995, the Company commenced an action in the Superior Court of New Jersey against Sol M. Seltzer, a former vice president of the Company and a director of COVER-ALL, alleging fraud, mismanagement, negligent misrepresentation and breach of fiduciary duty with respect to the development and implementation of COVER- ALL's TAS 2000 software product. The Company seeks compensatory and punitive damages in an amount to be determined at trial. Discovery has not been completed in this case.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ------    ---------------------------------------------------

               No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 1995.

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     -------   -------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

               Since March 8, 1996, the Company's common stock has been traded on the Over the Counter market and since March 15, 1996, has been quoted on the NASD OTC Bulletin Board under the symbol "WISI." Prior to March 4, 1996, the Company's common stock was traded on the New York Stock Exchange under the symbol "WCP." The quotations below reflect the high and low closing sale prices since November 1, 1993.

                                   HIGH                    LOW
                                   ----                   -----
          CALENDAR 1995:
          1st Quarter              $3.00                 $1.50
          2nd Quarter               1.75                   .875
          3rd Quarter               2.25                  1.25
          4th Quarter               1.625                 1.00

          CALENDAR 1994:
          1st Quarter              $5.25                 $4.125
          2nd Quarter               4.25                  2.375
          3rd Quarter               4.25                  2.25
          4th Quarter               4.125                 2.125

          TWO MONTHS ENDED
            DECEMBER 31, 1993:      5.75                  4.625

               As of April 1, 1996, there were approximately 872 holders of record of the Company's common stock. This number does not include beneficial owners who may hold their shares in street name. The closing sale price for the Company's common stock on April 1, 1996 was $4.25.

               The Company does not currently anticipate paying any dividends. The Company paid quarterly cash dividends of $.01 per share from the first quarter of 1993 through the second quarter of 1994 but discontinued this policy in the third quarter of 1994.

     ITEM 6.   SELECTED FINANCIAL DATA
     ------    -----------------------

               The following selected financial data of the Company are derived from the consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

               (Dollar amounts in thousands except per share data)

                                                                 Two
                                 Year           Year            Months
                                 Ended          Ended           Ended
                                December       December        December
                                31, 1995       31, 1994        31, 1993
                               ---------       ---------       --------

     STATEMENTS OF OPERATIONS DATA:

      Software licensing
       revenues                $  4,119       $  1,927       $   224

      Loss from continuing
       operations (1)            (3,544)        (7,466)         (781)

      Income (loss) from
        discontinued operations
        less applicable income
        taxes/(benefit) of none,
        ($924), $670, $3,633,
        $2,852 and $1,417,
        respectively             (7,108)        (6,754)        1,158

      Loss on disposal of
       discontinued operations
       including $1,000 for losses
       in 1996 prior to sale,
       no tax benefit provided     (750)

      Net income (loss)         (11,402)       (14,220)          377

      Loss per share from
       continuing operations       (.41)          (.84)         (.09)

      Net income (loss)
       per share (2)              (1.33)         (1.60)          .04

     Cash dividends per share      --         $    .02       $   .01

     BALANCE SHEET DATA:

     Working capital
       (deficiency)             $ (8,717)      $  3,110       $12,475
     Total assets                  8,369         18,795        22,748
     Short-term debt                --            2,000          --
     Stockholders' equity
       (deficit)                  (6,013)         5,376        20,574


                    (Dollar amounts in thousands except per share data)

                                         Years Ended October 31,
                                     ---------------------------------
                                      1993        1992         1991
                                      ----        ----         ----

     STATEMENTS OF OPERATIONS DATA:

      Software licensing
       revenues                    $ 1,740      $ 1,802      $ 1,317

      Loss from continuing
       operations (1)               (1,943)        (850)        (384)

      Income (loss) from
        discontinued operations
        less applicable income
        taxes/(benefit) of none,
        ($924), $670, $3,633,
        $2,852 and $1,417,
        respectively                 5,653        4,116        2,034

      Loss on disposal of
       discontinued operations
       including $1,000 for losses
       in 1996 prior to sale,
       no tax benefit provided

      Net income (loss)              3,710        3,266        1,650

      Loss per share from
       continuing operations         (.21)        (.09)        (.04)

      Net income (loss)
       per share (2)                  .40          .36          .19

     Cash dividends per share      $  .03           --           --

     BALANCE SHEET DATA:

      Working capital
       (deficiency)                $12,843      $17,102      $12,386
      Total assets                  22,443       18,544       14,451
      Short-term debt                 --           --           --
      Stockholders' equity
       (deficit)                    20,541       17,637       13,302


     ITEM 6.   SELECTED FINANCIAL DATA (CONTINUED)
     ------    -----------------------

          (1) Includes a $1,165 ($.14 per share) and $3,373 ($.25 per share net of tax) special charge in 1995 and 1994, respectively.
          (2) All per share amounts are based on the increased number of shares giving retroactive effect to the impact of the five for four stock split by way of a twenty-five percent (25%) stock dividend declared on March 18, 1993 and the five percent (5%) stock dividend declared on December 19, 1991.
          (3) Revenues of the discontinued operations (ISD) were $20,228, $32,893, $8,589, $68,515, $88,858 and $53,541, respectively, for each of the periods above.

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     ------    -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     RESULTS OF OPERATIONS
     ---------------------

     DISCONTINUED OPERATIONS
     -----------------------

               During the years 1993 through 1995, the Company derived most of its revenues from providing full service automobile insurance services (policy processing, policy administration and claims administration) through its ISD business. The Company has also provided state-of-the-art computer products for the property casualty insurance industry through its wholly-owned subsidiary, COVER-ALL.

               ISD revenues in 1993 through 1995 were primarily made up of policy administration and claims servicing fees from customers such as Atlantic/Pacific Employers Insurance Company and to a lesser extent, Clarendon National Insurance Company ("Clarendon"), for servicing policies in the New Jersey voluntary and assigned risk markets. The contract with Atlantic/Pacific Employers Insurance Company reached its peak level of activity in 1994 and policy volumes declined sharply in 1995. During 1995 and 1996, Atlantic/Pacific Employers Insurance Company planned to non-renew all of their auto insurance policies in New Jersey in accordance with the accelerated withdrawal order entered into with the New Jersey Department of Insurance in August 1994.

               Revenues earned under the contract with Clarendon involved full service policy administration and claims services for approximately 18 percent of the assigned risk drivers in New Jersey. This activity started in 1993 with the commencement of the New Jersey Personal Automobile Insurance Plan ("PAIP") following the end of New Jersey's direct insurance program provided by its MTF. Warner's service for Clarendon was performed under New Jersey's Limited Assignment Distribution Program ("LAD") which required that servicing carriers such as Warner bear some of the underlying insurance risk of the policies being handled. For this reason, Warner formed a wholly-owned insurance subsidiary, Alerion, and effective January 1, 1994, Alerion reinsured a portion of Clarendon's insurance risk under the PAIP program.

               By the end of 1994, Warner decided that risk taking, even as a reinsurer, was not an attractive business strategy, particularly because of the substantial capital required by its insurance subsidiary relative to other Warner capital commitments. Warner and Clarendon agreed, therefore, to end the reinsurance arrangement in the fourth quarter of 1994 and "commute" all reinsurance interests and liabilities back to the inception of the agreement, thus eliminating all reinsurance activity of Alerion. This had the effect of reducing revenues by $6.1 million and operating income by $.5 million in the fourth quarter of 1994.

               Since Warner was no longer willing to share in the underlying insurance risk of PAIP policies, it could not, by law, continue to provide policy administration and claims servicing to Clarendon under the LAD program after 1994.

               Most of Warner's insurance services contracts included a variable fee structure based on the loss ratios of the underlying insurance policies
     which could increase or decrease fee revenues.   The Company obtained
     periodic independent actuarial evaluations of the loss ratios for these programs and adjusted the amount of its revenue when required. Subsequent to December 31, 1994, the Company obtained independent actuarial projections of loss adjustment expenses expected to be incurred in 1995 and beyond with respect to the Company's contractual obligations under its insurance services contracts. As a result of this review, the Company determined that its deferred contract revenues at the end of 1994 should be increased by $4.1 million to adequately cover contract costs and profit margins in 1995 and beyond. This change in accounting estimate was recorded in the fourth quarter of 1994 as a reduction of insurance services revenue.

               The overall decline in total revenues in calendar 1994 versus fiscal 1993 is due primarily to the phasing out of the MTF program, as described in the next paragraph, and related data processing contracts with other insurance companies.

               Policies serviced under the three-year MTF contract came to an end at September 30, 1993 with respect to policy processing and administration as the last of the MTF policies expired. In 1993, Warner's policy servicing revenues from the MTF were approximately $8 million versus less than $1 million in 1994. The claims for these MTF policies have been handled for Warner since the inception of the contract by a subcontractor. The claims fees were included in Warner's total revenues as "subcontracted claims servicing revenue" and are passed through to the subcontractor without any profit for Warner. In calendar 1994, these "pass-through" subcontract claims servicing revenues were approximately $1 million, compared with approximately $20 million in the high activity level in fiscal 1993. As of March 1, 1996, the Company's contracted activity for the MTF has ended.

               In the fourth quarter of 1994, ISD wrote off $2.3 million of unamortized capitalized software development costs previously incurred to develop a version of the COVER-ALL system for use in-house to process policies and claims.

               As a result of the above, ISD was suffering losses and was operating under considerable uncertainty because of the pendency of lawsuits with certain affiliates of The Robert Plan Corporation, a customer and subcontractor for the Company. In March 1996, the Company entered into a series of agreements resulting in the settlement and dismissal of the lawsuits and the release of the Company from continuing obligations under contracts for the provision of insurance services to ISD customers. See
     Note 1 to the Consolidated Financial Statements for a discussion of the various financial elements of those agreements. In essence, the Company no longer offers full service automobile insurance services, and its ISD operations have been transferred to a subsidiary of The Robert Plan Corporation which has replaced the Company as a service provider to such customers. These agreements have resulted in a net loss for 1995 of approximately $750,000, which includes a provision for estimated ISD losses in 1996 prior to the March 1 effective date of the Restructuring.

               Accordingly, the Company's Consolidated Financial Statements have been restated for all periods to reflect ISD operations as "discontinued operations."

               The Company will now focus on its continuing COVER-ALL software operations which management believes have a favorable outlook for 1996 and beyond.

     CONTINUING OPERATIONS
     ---------------------

     YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994
     -----------------------------------------------------------------------

               Total revenues from software licensing were $4,118,754 for the year ended December 31, 1995 as compared with $1,926,822 for the year ended December 31, 1994, reflecting increasing progress on initial installations of TAS 2000 and increased fee arrangements for professional support to most customers.

               In December 1994, management adopted a plan to reduce the COVER-ALL marketing and product development costs until revenues increased to significantly higher levels. The total cash outlay had grown to a level of approximately $1 million per month but the revenues from customers continued to lag expectations. The total head count, including employees and technical consultants, was reduced by approximately half in the first quarter of 1995 and a business plan was adopted for 1995 which would match slowly growing revenues with reduced costs resulting in the expectation of profitable operations by late 1995. In addition, the sales offices in most cities were closed and sales staffing reduced by over 50 percent.

               As a result of this reorganization plan for COVER-ALL, special charges were reported in the fourth quarter of 1994 to write down a substantial portion of the unamortized capitalized software development costs (approximately $2.7 million) and accrue for excess facilities and other costs ($.6 million). Additional costs were incurred in the first quarter of 1995 for executive severance, employee severance, and write-off of software development costs as the COVER-ALL reorganization was
     completed.   These 1995 provisions and write-offs, aggregating $1,165,000, were reflected as special charges in the Statement of Operations for the quarter ended March 31, 1995.

               As described in Note 6 to the Consolidated Financial Statements, no net income tax benefit is available to the Company with respect to the loss it incurred in 1995.

     YEAR ENDED DECEMBER 31, 1994 COMPARED WITH YEAR ENDED OCTOBER 31, 1993
     ----------------------------------------------------------------------

               Total revenues from software licensing were $1,926,822 for the year ended December 31, 1994 as compared with $1,740,478 for the year ended October 31, 1993.

               In 1993, COVER-ALL began developing a suite of computer applications to add functionality to the existing systems such as billing, statistical reporting, claims management, accounting and reinsurance. Known as a "Total Administrative Solution" ("TAS 2000"), the new product was designed to enable client-driven re-engineering of the insurer's business processes. Research and development expenses were increased in calendar 1994 to $2,499,436 from $805,563 in the year ended October 31, 1993.

               Sales and marketing expenses were increased to $1,584,902 in calendar 1994, up from $535,338 in the year ended October 31, 1993 as a result of the establishment of new sales offices in several cities across the United States to provide better customer contact and support.

               General and administrative expenses increased in calendar 1994 to $5,782,280 from $3,342,986 in the year ended October 31, 1993 due primarily to higher executive staffing levels and increased facilities costs.

     LIQUIDITY AND CAPITAL RESOURCES
     --------------------------------

               In January 1996, the Company obtained approval from the New Jersey Department of Insurance to dissolve its insurance subsidiary, Alerion. As a result, plans were implemented to remove the remaining approximately $2.5 million of statutory minimum capital from Alerion. In January 1996, approximately $2.4 million was distributed to the Company from Alerion. A portion of these funds were used in connection with the Restructuring to satisfy certain legal and administrative expenses.

               There was a $1 million letter of credit outstanding with a bank at December 31, 1995 issued in connection with certain of the Company's contractual obligations. The letter of credit expired in February 1996 and the $1 million of cash collateral was returned to the Company, $887,500 of these funds were utilized by the Company as the cash portion of the settlement distributed to certain ISD customers and The Robert Plan Corporation in connection with the Restructuring. In addition, $1.6 million was paid by the Company to the one ISD customer who did not participate in the Restructuring.

               In March 1996, the Company received a $2.3 million refund of federal income taxes paid prior to 1995.

               Working capital deficit at December 31, 1995 exclusive of liabilities in excess of assets of the ISD business discontinued in March 1996 of $8,648,368 was $68,275. In March 1996, as a result of the
     Restructuring described in Note 1 to the Consolidated Financial Statements, the Company expects to have a positive net worth at March 31, 1996 primarily because of the issuance to certain ISD customers and The Robert Plan Corporation of Warner Common Stock and Warrants with a fair market value of approximately $7 million. Furthermore, in March 1996, the Company received an additional $3,022,391 for the sale of Common Stock and Warrants and expects to receive another $1,553,124 in May 1996 from the sale of additional Common Stock pursuant to a series of transactions with Software Investments Limited and Care Corporation Limited that are described in Note 11 to the Consolidated Financial Statements.

               Cash flows from continuing operating activities were positive in calendar 1995 by $2,450,142 as compared with negative cash flows of $6,790,723 in calendar 1994, primarily due to reduced operating losses and decreased working capital requirements in 1995 as a result of the reorganization plan instituted at the end of 1994.

               The Company believes that current cash balances, proceeds from the sale of Common Stock and Warrants in 1996 and anticipated cash flows from continuing operations will be sufficient to meet normal operating needs for the continuing COVER-ALL business in 1996.

     ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     ------        -------------------------------------------

               The financial statements and supplementary data listed in Item 14(a)(1) and (2) are included in this report beginning on page 15.

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ------    ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

               None.


                                  PART III
                                  --------

               The information called for by Part III (Items 10, 11, 12 and 13) of this Report is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the election of directors at the 1996 Annual Meeting of Stockholders of the Company, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1995.


                                       PART IV
                                       -------


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
     -------   -------------------------------------------
               REPORTS ON FORM 8-K
               -------------------

               (a)  The following are filed as a part of this report.

               (1)  Financial Statements
                    --------------------
                                                                       Page
                                                                       ----
     Report of Independent Auditors                                     15

     Consolidated Balance Sheets - December 31, 1995 and 1994           16

     Consolidated Statements of Operations - Years ended
       December 31, 1995 and 1994, Two months ended
       December 31, 1993, and Year ended October 31, 1993               18

     Consolidated  Statements of Changes in Stockholders'
       Equity - Years ended December 31, 1995 and 1994,
       Two months ended December 31, 1993, and Year ended
       October 31, 1993                                                 19

     Consolidated Statements of Cash Flows - Years ended
       December 31, 1995 and 1994, Two months ended December
       31, 1993 and Year ended October 31, 1993                         21

     Notes to Consolidated Financial Statements                         23

               (2)  Financial Statement Schedule
                    ----------------------------

     II - Valuation and qualifying accounts                             38


     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

               (3)  Exhibits
                    --------

                    See pages 39, 40, 41, 42 and 43.

               (b)  Reports on Form 8-K
                    -------------------

                    None.

                         REPORT OF INDEPENDENT AUDITORS

     The Board of Directors
     Warner Insurance Services, Inc.

     We have audited the accompanying consolidated balance sheets of Warner Insurance Services, Inc. as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the years ended December 31, 1995 and 1994, two months ended December 31, 1993 and the year ended October 31, 1993. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warner Insurance Services, Inc. at December 31, 1995 and 1994 and the consolidated results of its operations and its cash flows for the years ended December 31, 1995 and 1994, two months ended December 31, 1993 and the year ended October 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  /s/ Ernst & Young LLP

                                                  Ernst & Young LLP




     Hackensack, New Jersey
     April 4, 1996

                               WARNER INSURANCE SERVICES, INC.
                                      AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS



                                         December 31,          December 31,
                                            1995                   1994
                                         -----------           ------------
     ASSETS

     Current assets:
      Cash and cash equivalents          $ 1,576,745           $ 6,407,801
      Fixed maturity investments
       available-for-sale, at
       fair value (cost $4,110,278)           --                 3,872,500
      Accounts receivable                  1,763,890               389,721
      Income taxes receivable              2,300,000             2,136,028
      Deferred income taxes                   --                 3,250,000
      Prepaid expenses                         5,355                 2,709
                                         -----------            ----------

        Total current assets               5,645,990            16,058,759
                                         -----------            ----------

     Property and equipment, at cost:
      Furniture, fixtures and
        equipment                          3,095,529             3,990,693

      Less accumulated depreciation       (2,369,873)           (2,737,880)
                                          -----------           -----------

          Property and equipment-net         725,656             1,252,813
                                          ----------            -----------

     Capitalized software, less
      amortization of
      and none                             1,510,782             1,000,000

     Other assets                            486,726               482,950
                                         -----------            ----------

                                         $ 8,369,154           $18,794,522
                                         ===========           ===========

                               WARNER INSURANCE SERVICES, INC.
                                      AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS -- (CONTINUED)


                                     December 31,                 December 31,
                                        1995                          1994
                                     ----------                   ------------

     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
      EQUITY

     Current liabilities:
      Notes payable                 $      --                   $ 2,000,000
      Accounts payable                  955,060                     793,499
      Accrued liabilities             4,123,641                   1,302,279
      Unearned revenue                  635,564                     122,117
      Liabilities in excess of assets
       of ISD business discontinued
       in 1996                        8,648,368                   8,730,606
                                    -----------                  ----------

        Total current liabilities    14,362,633                  12,948,501
                                    -----------                  ----------

     Deferred income taxes               20,000                     470,000
                                    -----------                  ----------

     Commitments and contingencies (Notes 4 and 5)

     Stockholders' (deficit) equity:
      Common stock, $.01 par value;
        authorized 20,000,000 shares,
        issued 9,194,890 and 9,187,323
        shares                           91,949                      91,873

      Capital in excess of
       par value                     10,414,253                  10,401,994

      Accumulated (deficit)         (13,952,474)                 (2,550,639)

      Treasury stock at cost -
       633,986 shares                (2,567,207)                 (2,567,207)
                                    ------------                 -----------

        Total stockholders'
          (deficit) equity           (6,013,479)                  5,376,021
                                    ------------                 -----------

                                   $  8,369,154                 $18,794,522
                                   ============                 ===========

     See accompanying notes.

                               WARNER INSURANCE SERVICES, INC.
                                      AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS



                               Year Ended            Year Ended
                              December 31,          December 31,
                                 1995                  1994
                              -----------           -----------

     Software licensing and
      maintenance
      revenues                $  4,118,754          $  1,926,822
                              ------------          ------------

     Costs and expenses:
      Sales and marketing          465,045             1,584,902
      Research and development   1,932,920             2,499,436
      General and administrative
       expenses                  4,099,879             5,782,280
      Special charges            1,165,000             3,373,000
                              ------------          ------------

                                 7,662,844            13,239,618
                              ------------          ------------

     Loss from continuing
      operations before income
      tax (benefit)             (3,544,090)          (11,312,796)
     Income tax (benefit)           --                (3,846,351)
                              ------------          ------------
     Loss from continuing
      operations                (3,544,090)           (7,466,445)

     Income (loss) from
       discontinued operations,
       less applicable income
       tax (benefit) of none,
       $(923,649), $669,981
       $3,632,957,
       respectively             (7,107,987)           (6,753,637)
     Loss on disposal of
      discontinued operations,
      including $1,000,000
      provision for operating
      losses during phase-out
      period, without tax
      benefit                     (749,758)               --
                               ------------         -------------

     Net income (loss)        $(11,401,835)         $(14,220,082)
                              =============         =============

     Loss per share from
      continuing
      operations              $     (0.41)         $      (0.84)
                              ============         ==============

     Net income (loss)
      per share               $     (1.33)         $      (1.60)
                              ============         =============

     Weighted average number
      of common shares
      outstanding                8,559,307             8,868,926
                               ===========          ============


                               Two Months               Year
                                  Ended                 Ended
                               December 31,          October 31,
                                  1993                  1993
                               -----------           -----------


     Software licensing and
      maintenance revenues    $    224,466           $ 1,740,478
                              ------------          ------------

     Costs and expenses:
      Sales and marketing          294,482               535,338
      Research and development     533,260               805,563
      General and administrative
       expenses                    581,152             3,342,986
      Special charges               --                    --
                                ----------          ------------

                                 1,408,894             4,683,887
                                ----------          ------------

     Loss from continuing
      operations before income
      tax (benefit)             (1,184,428)           (2,943,409)
     Income tax (benefit)         (402,706)           (1,000,759)
                               ------------          ------------
     Loss from continuing
      operations                  (781,722)           (1,942,650)

     Income (loss) from
      discontinued operations,
      less applicable income
      tax (benefit) of none,
      $(923,649), $669,981
      $3,632,957,
      respectively               1,158,484             5,653,097
     Loss on disposal of
      discontinued operations,
      including $1,000,000
      provision for operating
      losses during phase-out
      period, without tax
      benefit                       --                    --
                               -----------          -----------

     Net income (loss)         $   376,762           $ 3,710,447
                               ===========          ============

     Loss per share from
      continuing operations   $     (0.09)          $     (0.21)
                              ============          ============

     Net income (loss)
      per share               $      0.04           $      0.40
                              ===========           ===========

     Weighted average number
      of common shares
      outstanding                9,024,890             9,303,548
                              ============           ===========


     See accompanying notes.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES
                          IN STOCKHOLDERS' (DEFICIT) EQUITY

                                                      Capital in       Retained
                                           Common     Excess of        Earnings
                                           Stock      Par Value        (Deficit)
                                           ------     ----------       --------
     Balance at October 31, 1992          $71,999    $ 9,524,529    $ 8,117,820
      Issuance of 14,937 shares of
       common stock under employee
       stock purchase plan                    149         99,432           --
      Issuance of 91,849 shares of
       common stock under stock
       option plans                           919        398,698           --
      Tax benefit from stock
       option transactions                   --          193,227           --
      Purchase of treasury stock -
       185,000 shares                        --             --             --
      Stock split - five for four          18,166        (22,066)          --
      Net income                             --             --        3,710,447
      Payment of cash dividends              --             --         (269,979)
                                          -------    -----------   ------------

     Balance at October 31, 1993           91,233     10,193,820     11,558,288
      Issuance of 8,401 shares of
       common stock under employee
       stock purchase plan                     84         35,788           --
      Net income                             --             --          376,762
      Payment of cash dividends              --             --          (88,750)
      Purchase of treasury stock -
       57,100 shares                         --             --             --
                                          -------    -----------   ------------



     Balance at December 31, 1993          91,317     10,229,608     11,846,300
      Issuance of 33,748 shares of
       common stock under employee
       stock purchase plan                    337         76,948           --
      Issuance of 21,875 shares
       of common stock under
       stock option plans                     219         95,438           --
      Purchase of treasury stock -
       108,900 shares                        --             --             --
      Net loss                               --             --      (14,220,082)
      Payment of cash dividends              --             --         (176,857)
      Loan to officer/stockholder
       exchanged for 268,111
       shares of Treasury Stock
       in January 1995                       --             --             --
                                          -------    -----------   ------------

     Balance at December 31, 1994          91,873     10,401,994     (2,550,639)
      Issuance of 7,567 shares of
       common stock under employee
       stock purchase plan                     76         12,259           --
      Net loss                               --             --      (11,401,835)
                                          -------    -----------   ------------

      Balance at December 31, 1995        $91,949    $10,414,253   $(13,952,474)
                                         ========    ===========   ============


                                                                   Total
                                                                   Stockholders'
                                                    Treasury       (Deficit)
                                                    Stock          Equity
                                                    ------         ------------
     Balance at October 31, 1992                  $   (77,725)      $17,636,623
      Issuance of 14,937 shares of
       common stock under employee
       stock purchase plan                              --               99,581
      Issuance of 91,849 shares of
       common stock under stock
       option plans                                     --              399,617
      Tax benefit from stock
       option transactions                                              193,227
      Purchase of treasury stock -
       185,000 shares                              (1,224,433)       (1,224,433)
      Stock split - five for four                       --               (3,900)
      Net income                                        --            3,710,447
      Payment of cash dividends                         --             (269,979)
                                                  -----------        -----------

     Balance at October 31, 1993                   (1,302,158)       20,541,183
      Issuance of 8,401 shares of
       common stock under employee
       stock purchase plan                              --               35,872
      Net income                                        --              376,762
      Payment of cash dividends                         --              (88,750)
      Purchase of treasury stock -
       57,100 shares                                 (290,635)         (290,635)
                                                   -----------      ------------



     Balance at December 31, 1993                  (1,592,793)       20,574,432
      Issuance of 33,748 shares of
       common stock under employee
       stock purchase plan                               --              77,285
      Issuance of 21,875 shares
       of common stock under
       stock option plans                                --              95,657
      Purchase of treasury stock -
       108,900 shares                                (338,657)         (338,657)
      Net loss                                           --         (14,220,082)
      Payment of cash dividends                          --            (176,857)
      Loan to officer/stockholder
       exchanged for 268,111
       shares of Treasury Stock
       in January 1995                               (635,757)         (635,757)
                                                   -----------      ------------

     Balance at December 31, 1994                  (2,567,207)        5,376,021
      Issuance of 7,567 shares of
       common stock under employee
       stock purchase plan                              --               12,335
      Net loss                                          --          (11,401,835)
                                                  -----------       ------------

      Balance at December 31, 1995                $(2,567,207)     $ (6,013,479)
                                                  ============     ============

     See accompanying notes.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended       Year Ended
                                                  December 31,     December 31,
                                                      1995             1994
                                                  ------------     ------------

     Cash flows from operating
     activities:
      Net loss from continuing
       operations                                  $(3,544,090)    $ (7,466,445)
      Adjustments to reconcile
       net loss to net cash
       provided form (used for)
       operating activities:
       Depreciation and
        amortization                                   365,129          538,751
       Amortization and write-off
        of capitalized software                        489,227        3,313,023
       Loss on disposal of
        securities                                      86,223          465,195
       Accounts receivable                          (1,374,169)        (129,603)
       Income taxes receivable                        (163,972)      (2,136,028)
       Deferred income taxes                         2,800,000       (3,180,000)
       Prepaid expenses                                 (2,646)             410
       Other assets                                     (3,776)         (60,506)
       Accounts payable                                161,561          733,471
       Accrued liabilities                           3,123,208          540,671
       Unearned revenue                                513,447          590,338
                                                   -----------     ------------

     Net cash provided from
      (used for) continuing
      operating activities                           2,450,142       (6,790,723)
                                                   -----------     ------------

      (Loss) income from
       discontinued operations                      (7,107,987)      (6,753,637)
      Loss on disposal of
       discontinued operations                        (749,758)            --
      Decrease (increase) in
       net assets of discontinued
       operations                                      (82,238)      11,208,695
                                                   -----------     ------------

      Net cash provided form
       (used for) discontinued
       activities                                   (7,939,983)       4,455,058
                                                   -----------     ------------


     Cash flows from
     investing activities:
      Proceeds from sale of
       fixed maturity
       investments                                 $ 3,786,277     $ 18,271,905
      Purchase of fixed
       maturity investments                               --        (12,661,482)
      Capital expenditures                            (139,818)        (269,345)
      Capitalized software
       expenditures                                 (1,000,009)      (3,350,981)
                                                   -----------     ------------

      Net cash provided from
       (used for) investing
       activities                                    2,646,450        1,990,097
                                                   -----------     ------------

     Cash flows from financing
     activities:
      Credit line borrowings                              --          4,500,000
      Payments on credit lines                      (2,000,000)      (2,500,000)
      Dividends to
       stockholders                                       --           (176,857)
      Net proceeds from
       issuance of common
       stock                                            12,335           17,942
      Payment for purchase of
       treasury shares                                    --           (974,414)
                                                   -----------     ------------

      Net cash provided from
       (used for) financing
       activities                                   (1,987,665)       1,021,671
                                                   -----------     ------------

      Change in cash and
       cash equivalents                             (4,831,056)         676,103
      Cash and cash equivalents
       beginning of year                             6,407,801        5,731,698
                                                   -----------     ------------

      Cash and cash equivalents
       end of year                                 $ 1,576,745     $  6,407,801
                                                   ===========     ============


                                                   Two Months
                                                      Ended         Year Ended
                                                  December 31,      October 31,
                                                      1993             1993
                                                  ------------      -----------

     Cash flows from operating
     activities:
      Net loss from continuing
       operations                                   $ (781,722)     $(1,942,650)
      Adjustments to reconcile
       net loss to net cash
       provided from (used for)
       operating activities:
       Depreciation and
        amortization                                    82,312          396,850
       Amortization and write-off
        of capitalized software                         75,474          312,057
       Loss on disposal of
        securities                                        --               --
       Accounts receivable                              94,676          (86,256)
       Income taxes receivable                            --               --
       Deferred income taxes                            80,000         (849,000)
       Prepaid expenses                                 12,110           (8,262)
       Other assets                                       --             (6,644)
       Accounts payable                                 (4,260)          51,583
       Accrued liabilities                             212,804          680,570
       Unearned revenue                                (77,440)         (55,469)
                                                   -----------     ------------
     Net cash provided from
      (used for) continuing
      operating activities                            (306,046)      (1,507,221)
                                                   -----------     ------------

      (Loss) income from
       discontinued operations                       1,158,484        5,653,097
      Loss on disposal of
       discontinued operations                            --               --
      Decrease (increase) in
       net assets of discontinued
       operations                                      677,631        8,249,580
                                                   -----------     ------------

      Net cash provided from
       (used for) discontinued
       activities                                    1,836,115       13,902,677
                                                   -----------     ------------

     Cash flows from
     investing activities:
      Proceeds from sale of
       fixed maturity
       investments                                 $      --       $       --
      Purchase of fixed
       maturity investments                               --        (10,026,027)
      Capital expenditures                            (403,734)        (637,668)
      Capitalized software
       expenditures                                   (295,658)        (647,756)
                                                   -----------     ------------

      Net cash provided from
       (used for) investing
       activities                                     (699,392)     (11,311,451)
                                                   -----------     ------------

     Cash flows from financing
     activities:
      Credit line borrowings                              --               --
      Payments on credit lines                            --               --
      Dividends to
       stockholders                                    (88,750)        (269,979)
      Net proceeds from
       issuance of common
       stock                                            35,872          495,298
      Payment for purchase of
       treasury shares                                (290,635)      (1,224,433)
                                                   -----------     ------------

      Net cash provided from
       (used for) financing
       activities                                     (343,513)        (999,114)
                                                   -----------     ------------

      Change in cash and
       cash equivalents                                487,164           84,891
      Cash and cash equivalents
       beginning of year                             5,244,534        5,149,643
                                                   -----------     ------------

      Cash and cash equivalents
       end of year                                 $ 5,731,698     $  5,244,534
                                                   ===========     ============

     See accompanying notes.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1--DISCONTINUED OPERATIONS

               Insurance Services Division ("ISD") revenues decreased substantially in 1994 and 1995 because of lower fees attributable to the reduced number of policies and claims being handled on contracts that were winding down or were completed. As a result, ISD had been suffering losses and operating under considerable uncertainty as a result of the pendency of lawsuits with certain affiliates of The Robert Plan Corporation ("The Robert Plan Corporation") as described in Note 4. In March 1996, the Company entered into a series of agreements which provided for the transfer and discontinuance of its ISD operations and the issuance of Warner Common Stock and Warrants to certain customers of the ISD business in exchange for the release of Warner from its obligations to provide insurance services to ISD customers and to The Robert Plan Corporation in exchange for the settlement and dismissal of lawsuits with The Robert Plan Corporation. Effective March 1, 1996 the Company has discontinued providing insurance processing services to the automobile insurance industry and has reflected those activities as discontinued operations in its Financial Statements.

               As part of the restructuring transactions (the "Restructuring"), the Company transferred certain assets, employees, contracts and leased premises relating to its ISD business to a subsidiary of The Robert Plan Corporation, which is replacing the Company as the provider of insurance services to the ISD customers. In exchange for settling the lawsuits, releasing the Company's obligations to provide insurance services under its contracts and executing the mutual releases, the Company issued to certain of the ISD customers (with one major ISD customer receiving approximately 76 percent of the total securities issued in connection with the Restructuring) and certain parties to the litigation: (a) a total of 3,256,201 shares of Warner Common Stock, (b) five-year Warrants to purchase up to an additional aggregate of 1,553,125 shares of Warner Common Stock at $2.00 per share and (c) cash of approximately $2.5 million. The holders of these securities can request the Company to register these securities with such registration costs to be paid by the Company. The Company has the option, exercisable for a period of six months (from March 1, 1996), to (i) purchase 50% of the aforementioned 3,256,201 shares at a cash price equal to the greater of $3.00 or 50% of the then market price of a share of Warner Common Stock and (ii) acquire 50% of the 1,553,125 Warrants at a cash price equal to $1.00 per Warrant. On March 31, 1996, the Company assigned its aforementioned repurchase option applicable to Warner's Common Stock and Warrants to a third party as discussed in Note 11.

               Assets and liabilities of the discontinued ISD operations classified separately in the Consolidated Balance Sheets, are summarized as follows:

                                             Decembeer 31,
                                   -------------------------------
                                        1995                1994
                                        ----                ----

     Cash                          $  2,487,500       $     --
     Account receivable              18,722,178         17,285,590
     Other current assets               155,370            229,507
     Deferred contract receivables      --               3,218,126
     Property and equipment, net      1,674,639          3,004,266
     Capitalzied software, net           81,494            340,639
     Other assets                        21,017             20,803
     Accounts payable                  (459,111)          (304,169)
     Accrued expenses               (10,771,406)       (10,663,310)
     Unearned contract revenue      (20,560,049)       (21,862,058)
                                   ------------        ------------
       (Net liabilities)           $ (8,648,368)      $ (8,730,606)
                                   ============       =============

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NOTE 1--DISCONTINUED OPERATIONS (CONTINUED)

               Management estimates the sale and discontinuance of ISD will result in a $749,758 loss after providing $1,000,000 for estimated losses from ISD's operations in 1996 prior to the sale.

               The consolidated statements of operations have been restated for all periods to report the net results of the ISD operations as income
     (loss) from discontinued operations. The results of ISD are summarized as follows:

                                     Year Ended            Year Ended
                                    December 31,          December 31,
                                       1995                  1994
                                    ------------          ------------

     Net revenues                   $20,228,212           $32,892,898

     Income (loss) from
      operations before
      income taxes                   (7,107,987)         (7,677,286)

     Income taxes/(benefit)             --                 (923,649)
                                    -----------           ----------
     Net income (loss) from
      discontinued operations       $(7,107,987)        $(6,753,637)
                                    ===========         ============


                                     Two Months
                                       Ended               Year Ended
                                    December 31,          October 31,
                                       1993                  1993
                                    ------------          ------------

     Net revenues                   $ 8,588,488           $68,514,769

     Income (loss) from
      operations before
      income taxes                    1,828,465             9,286,054

     Income taxes/(benefit)             669,981             3,632,957
                                    -----------           -----------
     Net income (loss) from
      discontinued operations        $1,158,484          $  5,653,097
                                    ===========          ============

               At December 31, 1995, the Company had a stockholders deficiency of $6,013,479, however, as a result of the March 1996 Restructuring described above, the Company expects to have a positive net worth as of March 31, 1996 primarily because of the issuance of Warner Common Stock and Warrants with a fair market value of approximately $7 million.

     NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               NATURE OF BUSINESS

               With the discontinuance of ISD, COVER-ALL Systems, Inc. ("COVER-ALL"), a wholly-owned subsidiary, is the Company's only active operation. COVER-ALL provides software products for the property/casualty and health care insurance industries throughout the United States, Puerto Rico and the United Kingdom.

               BASIS OF PRESENTATION

               The consolidated financial statements are prepared on the basis of generally accepted accounting principles and include the accounts of Warner Insurance Services, Inc. and its subsidiaries (the "Company"), all of which are wholly-owned. All material intercompany balances and transactions have been eliminated. Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               BASIS OF PRESENTATION (CONTINUED)

               On December 16, 1993, the Company's Board of Directors approved a change to calendar year reporting for financial and tax reporting purposes. This change was effective with the calendar year beginning January 1, 1994. Accordingly, these financial statements have been prepared to present the consolidated results of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995 and 1994, the two months ended December 31, 1993 and the year ended October 31, 1993.

               INSURANCE COMPANY

               In late 1993, the Company obtained approval from the New Jersey Department of Insurance to form Alerion Insurance Company of New Jersey ("Alerion"). Alerion entered into a reinsurance agreement with Clarendon National Insurance Company ("Clarendon") to assume a portion of Clarendon's risk in the New Jersey Assigned Risk Program. The subsidiary was initially capitalized with $10 million. During the fourth quarter of 1994, the Company decided to discontinue assuming any underlying insurance risk.
     This was accomplished by Alerion commuting all its rights and obligations under the reinsurance contract back to Clarendon and paying to Clarendon all amounts received in excess of payments made since the inception of the reinsurance contract in January 1994.

               MARKETABLE SECURITIES

               As of January 1, 1994, the Company adopted the provisions of the Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No.
     115 requires that investments in fixed maturity securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for- sale. Classification of investments is based upon management's current intent. The impact of adoption was not material to the Company. All of the Company's fixed maturity securities, which consist of municipal, state, and mortgage-backed securities with original maturities in excess of three months, have been categorized as available-for- sale and recorded at their fair value at December 31, 1994. Unrealized depreciation of the securities available for sale at December 31, 1994 ($237,737) was recorded as a realized loss in 1994 because the securities, which were held by the Company's insurance subsidiary, were either sold, or expected to be sold in early 1995 in connection with the liquidation or sale of the insurance subsidiary.

               CASH FLOWS

               The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

               PROPERTY AND EQUIPMENT

               Expenditures for furniture, fixtures and equipment are capitalized and carried at cost. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from three to ten years.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               CAPITALIZED SOFTWARE

               Certain software development costs are being capitalized and amortized over a three-year period. In addition to internally developed costs capitalized, the cost of purchased computer software, which includes software acquired through business acquisition, is included in capitalized software. These costs were being amortized on a straight-line basis over the expected useful lives of the software products which range from three to six years. In the fourth quarter of 1994, the Company wrote down the unamortized software costs by approximately $2.7 million (see Note 3).

               INCOME TAXES

               Deferred income tax assets and liabilities are recognized for the expected future tax effects attributable to temporary differences between the financial reporting and tax basis of assets and liabilities. Such differences relate primarily to: the application of different depreciation methods for tax versus financial reporting purposes; the amortization of capitalized software costs for financial statement purposes and the current write-off for tax purposes; the capitalization of processing and certain start-up costs for financial statement purposes and the current write-off for tax purposes; revenue recognition and the alternative minimum tax credit carryover. Cash (received) paid for income taxes was: 1995 -- ($2,600,000), 1994 -- $1,375,000, two months ended December 31, 1993 --
     none, and year ended October 31, 1993 -- $5,050,000.

               REVENUE RECOGNITION

               Revenue from the sale of software licenses is recognized as modules and modifications are provided and accepted by the customer. Revenue from software maintenance contracts is recognized ratably over the life of the contract.

               RESEARCH AND DEVELOPMENT

               For the fiscal years ended December 31, 1995 and 1994, the two months ended December 31, 1993 and the year ended October 31, 1993, $1,932,920, $2,499,436, $533,260 and $805,563, respectively, was expensed for research and development of new software products. These expenses are in addition to software development costs which are capitalized and then amortized over their expected useful lives.

               NET INCOME (LOSS) PER SHARE

               Net income (loss) per share is based on the weighted average number of common shares and, where applicable, common share equivalents outstanding during the periods. All per share amounts have been retroactively adjusted to reflect the impact of the five for four stock split by way of a 25% stock dividend declared on March 18, 1993.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               STOCK-BASED COMPENSATION

               The Company follows Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" ("APB No. 25") with regard to
     the accounting for its employee stock options.   Under APB No.  25,
     compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant.
     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").
     SFAS No. 123 provides a fair value accounting alternative under which the Company would recognize compensation expense for options based on their
     fair value on the date of grant.   The Company is evaluating the provisions
     of SFAS No. 123 and has not determined whether in the future it will adopt the statement for expense recognition purposes.

               RECLASSIFICATION OF PRIOR YEARS

               Prior year financial statements have been reclassified to conform to 1995 presentations.

     NOTE 3--SPECIAL CHARGES

               In March 1994, the Company adopted a plan to implement a tax-free spin-off of 100% of the stock of COVER-ALL on a pro rata basis to the Company's stockholders. On November 11, 1994, the Company announced that its Board of Directors had voted to retain COVER-ALL, thereby cancelling the spin-off plan. Prior to 1995 COVER-ALL revenues came from licensing of its Classic software product line and services. Since 1993 COVER-ALL has been developing a suite of computer applications for property and casualty and health care insurers entitled the Total Administration Solution ("TAS 2000"). TAS 2000 is designed to enable a client-driven re-engineering of the insurer's business programs. TAS 2000 applications run on commodity priced open computer systems and use state-of- the-art client/server technology provided by Oracle Corporation.

               In December 1994, management instituted a plan to down-size the COVER-ALL organization and reduce the rate of product development to a level consistent with the reduced level of customer installations planned for 1995. As a result, unamortized software development costs related to modules of the TAS 2000 application for which the development process has been curtailed were written down by $2,733,000 and provision of $640,000 was made at December 31, 1994 for excess facilities and equipment appropriate for the smaller organization. Costs of $1,165,000 were incurred and written off in the first quarter of 1995 for executive and other severance costs as well as additional software development costs.
               These write-offs and provisions were reflected as special charges in the 1995 and 1994 Statements of Operations.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NOTE 4--LITIGATION

               In March 1994, Material Damage Adjustment Corporation ("MDA"), a subsidiary of The Robert Plan Corporation and a subcontractor for the Company performing claims processing work, instituted an action in the Superior Court of New Jersey seeking injunctive relief requiring that the Company turn over to MDA in excess of $1 million that the Company had withheld from certain claims fees allegedly owed to MDA. This action arose out of the Company's servicing contract with the Market Transition Facility of New Jersey ("MTF"). The Company had withheld the funds as a set off to cover unpaid invoices for data processing services rendered by the Company for MDA. MDA also added a claim for approximately $2.5 million of surcharge fees paid to the Company by the MTF. The MTF was brought into the case to resolve disputes between MTF and MDA over refunds of claims fees paid on claims later closed without payment. The Company vigorously contested MDA's claims and asserted counterclaims against MDA to establish the Company's entitlement to the disputed sums.

               In May 1994, the Company filed an action in the Superior Court of New Jersey against Lion Insurance Company, National Consumer Insurance Corporation and The Robert Plan Corporation seeking payment of unsatisfied invoices under an April 1991 agreement totalling approximately $2.7 million. Under the agreement, the Company agreed to provide data processing services for a three-year term in support of Lion Insurance Company's "depopulation pool" automobile insurance business in New Jersey. Lion Insurance Company is a subsidiary of The Robert Plan Corporation whose affiliate, National Consumer Insurance Corporation, had taken over the "depopulation pool" business. The Robert Plan Corporation guaranteed Lion's performance and payment.

               On March 1, 1996, the two lawsuits described above were settled as part of the overall settlement with certain of the Company's insurance services customers. The settlement and restructuring transactions are described in Note 1--Discontinued operations.

               In addition to the above lawsuits, the Company is named as defendant in a number of legal actions arising from its operations. Those actions have been considered in establishing liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material adverse effect on financial position or results of operations.

     NOTE 5--COMMITMENTS, CONTINGENCIES AND OTHER

               OPERATING LEASES

               Rent expense for COVER-ALL office space was $174,710, $265,363, $44,365 and $144,520 for the years ended December 31, 1995 and 1994, the two months ended December 31, 1993 and the year ended October 31, 1993, respectively.

               The Company's future minimum rental commitments under noncancellable operating leases in effect at December 31, 1995, after giving effect to the Restructuring referred to in Note 1 under which The Robert Plan Corporation will assume one lease, are as follows: years ending December 31, 1996 -- $810,000; 1997 -- $750,000; 1998 -- $710,000; 1999 --
     $690,000; 2000 -- $460,000 thereafter -- $530,000.

                       WARNER INSURANCE SERVICES, INC.
                            AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NOTE 5--COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

               OPERATING LEASES (CONTINUED)

               The Company's leases of office space expire at various dates from
     1996 through 2002.   The leases include  escalation  clauses for increased
     real estate taxes,  insurance and maintenance  expenses.   Generally,  the
     leases provide for renewal periods from three to five years.

               EMPLOYMENT CONTRACTS

               The Company has employment contracts with certain of its executives with various dates of expiration through the fiscal year ending December 31, 1996. Certain of the contracts are automatically
     renewable  from year to year.   The aggregate  annual  commitment  for
     future  salaries  at  December  31,  1995 was approximately $700,000.

               The Company's Board of Directors adopted executive severance agreements which create certain liabilities in the event of the termination of the covered executives following a change of control of the
     Company.   At December 31, 1995, the aggregate commitment under these agreements is approximately $2,100,000.

               LETTER OF CREDIT

               At December 31, 1994, the Company had an outstanding letter of credit for $1,000,000 with First Fidelity Bank, N.A., NJ, which guaranteed a performance bond issued in connection with the Company's
     contract with the JUA/MTF,  an ISD customer.   In February 1995,  this
     letter of credit was replaced by a $1,000,000 letter of credit issued by Chase Manhattan Bank N.A. which was collateralized by $1,000,000 that was placed in a restricted account. The letter of credit expired in February 1996 and the $1,000,000 of cash collateral was returned to the Company.

               MAJOR CUSTOMERS

               COVER-ALL had a substantial portion of its revenues from three customers in 1995 and two customers in 1994 as follows:

                                       Year Ended              Year Ended
                                       December 31,            December 31,
               Customer                    1995                   1994
               --------                 -----------             ----------

     New Jersey State
       Medical Underwriters               18%
     Sun Alliance Management Services     16%
     Secura, Inc.                         11%
     Empire Insurance Company                                       17%
     Millers Insurance Group                                        13%

               No customer represented more than 10 percent of total revenues
     prior to 1994.   In 1995 export sales were made to a U.K.  customer of
     approximately $640,000.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NOTE 5--COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

               CREDIT LINES

               At December 31, 1994, the Company had outstanding $2 million in short-term borrowings against its $4 million secured credit line with a bank. In 1995 the Company repaid the $2 million and the credit line was withdrawn. The Company intends to seek new bank lines. Cash paid during the periods for interest was: 1995 -- none, 1994 -- $199,120, two months ended December 31, 1993 -- $5,030, and year ended October 31, 1993 - - $10,290.

     NOTE 6--INCOME TAXES

               An analysis of the components of the income tax provision and the classification between continuing and discontinued operations is as follows:

                                   Year Ended          Year Ended
                                   December 31,        December 31,
                                      1995                1994
                                   ----------          ------------

     Current:
      Federal                      $ (2,800,000)       $(2,050,000)
       State                           --                  460,000
                                   ------------        -----------
                                     (2,800,000)        (1,590,000)
                                   ------------        ------------
     Deferred:
      Federal                         2,800,000         (3,110,000)
       State                              --            (   70,000)
                                   ------------        ------------

                                      2,800,000         (3,180,000)
                                   ------------        ------------

       Total                       $      --           $(4,770,000)
                                   ============        ============

     Income taxes (benefit):
      Continuing operations              --            $(3,846,351)
      Discontinued operations            --               (923,649)
                                   ------------        ------------
       Total income taxes
        (benefit)                  $     --            $(4,770,000)
                                   ============        ============


                                   Two Months
                                      Ended            Year Ended
                                   December 31,        October 31,
                                      1993                1993
                                   ----------          ------------

     Current:
      Federal                      $   159,000         $  2,985,800
       State                            28,275            1,154,200
                                   -----------         ------------

                                       187,275            4,140,000
                                   -----------         ------------

     Deferred:
      Federal                           60,000         (1,143,802)
       State                            20,000         (  364,000)
                                   -----------         -----------

                                        80,000         (1,507,802)
                                   -----------         -----------

       Total                       $   267,275         $ 2,632,198
                                   ===========         ===========

     Income taxes (benefit):
      Continuing operations        $  (402,706)        $(1,000,759)
      Discontinued operations          669,981           3,632,957)
                                   -----------         ------------

       Total income taxes
        (benefit)                  $   267,275         $  2,632,198
                                   ===========         ============

                           WARNER INSURANCE SERVICES, INC.
                                  AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NOTE 6--INCOME TAXES (CONTINUED)

               The income tax provision (benefit) for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:


                                   Year Ended          Year Ended
                                   December 31,        December 31,
                                      1995                1994
                                   ----------          ------------

     Computed federal
      statutory tax (benefit)      $(1,204,991)        $(3,846,351)
     Valuation allowance to
      reduce deferred tax asset      1,204,991              --
                                   -----------         ------------

       Total                       $    --             $(3,846,351)
                                   ===========         ============


                                   Two Months
                                     Ended             Year Ended
                                   December 31,        October 31,
                                      1993                1993
                                   ----------          ------------

     Computed federal
      statutory tax (benefit)      $(402,706)          $(1,000,759)
     Valuation allowance to           --                    --
      reduce deferred tax asset    --------            ----------

       Total                       $(402,706)          $(1,000,759)
                                   =========           ===========


               The components of the net deferred tax asset and liability were as follows:

                                     December 31,                 December 31,
                                        1995                          1994
                                     -----------                  ------------

     Deferred tax assets - current:

      Deferred revenue               $ 1,185,000                  $ 4,000,000
      Reserve for contract
       adjustments                     2,075,000                    1,300,000
      Bad debts                          186,000                      188,000
      Reserve for loss on disposal       300,000                           --
      Other - net                         31,000                      112,000
      Valuation allowance             (3,777,000)                  (2,350,000)
                                     -----------                  -----------

        Current deferred tax
         asset                       $     --                    $ 3,250,000
                                     ===========                 ===========

     Deferred tax asset (liability) - long-term:

      Net operating loss
       carryforward                  $ 2,790,000                  $   --
      Capitalized software              (600,000)                 (460,000)
      Depreciation and amortization     200,000                    (10,000)
      Valuation allowance             (2,410,000)                     --
                                     -----------                  --------

        Long-term deferred tax
          liability               $   (20,000)                 $  (470,000)
                                  ===========                  ============

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NOTE 6--INCOME TAXES (CONTINUED)

               At December 31, 1995 the Company has approximately $6,975,000 of operating tax loss carryforwards expiring in 2010. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company's ability to utilize net operating loss carryforwards and tax credit carryforward in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock issued relative to the Restructuring and stock which is anticipated to be issued in the near future, the Company may experience an ownership change and consequently the Company's utilization of its net operating losses may be subject to limitation.

     NOTE 7--STOCK OPTION AND STOCK PURCHASE PLANS

               In March 1995, the Company adopted the 1995 Employee Stock Option Plan. Options for the purchase of up to 600,000 shares may be granted by a committee of the Board of Directors to employees of the Company at an exercise price determined by the committee at the date of grant. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years. At December 31, 1995, 482,325 shares were available for grant.

               On November 15, 1994 the Company adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to directors of the Company who are not employees ("non-employee director"). Each non-employee director who is serving on "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of Common Stock at the fair market value of Common Stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At December 31, 1995 and 1994, 260,000 and 230,000 shares, respectively, were available for grant.

               In October 1994, the Company adopted the 1994 Non-Qualified Stock Option Plan for Consultants. Options for the purchase of up to 200,000 shares may be granted by a Committee of the Board of Directors to any individual who has entered into a written consulting contract with the Company. The non-qualified stock options will have a 5 year term from date of grant and will be exercisable at a price and time as determined by the Committee at the date of grant. At December 31, 1995 and 1994, 105,000 and 150,000 shares, respectively, were available for grant.

               In 1988, the Company adopted a Non-Employee Director Stock Option Plan. Options for the purchase of up to 206,719 shares may be granted by the Option Committee of the Board of Directors to outside Directors at an exercise price of not less than the fair market value of common stock on the date the option is granted. Options granted have a term of five years from the date of grant. At December 31, 1995 and 1994, 179,156 shares were available for grant.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NOTE 7--STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

               In June 1991, the Company adopted the Key Employee Stock Option Plan (the "KESO Plan"). Options for the purchase of up to 721,875 shares may be granted by the KESO Plan Committee of the Board of Directors to key employees of the Company at an exercise price determined by the type of option granted. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years from the date of grant. At December 31, 1995 and 1994, 229,938 and 367,813 shares, respectively, were available for grant.

               At December 31, 1995, 2,355 options remained outstanding under the Company's Incentive Stock Option Plan adopted in 1982. The plan expired in 1992 with regard to the granting of new options.

               A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

                                           Shares                Per Share
                                           -----                 ---------

     Balance, October 31, 1992            680,713             $2.29 -  6.48
       Granted                             62,500              9.30 - 10.40
       Exercised                         (107,224)             2.29 -  6.48
       Cancelled                         ( 24,500)             3.43 -  6.38
                                         --------             -------------

     Balance, October 31, 1993            611,489              2.29 - 10.40
       Cancelled                         ( 43,750)                 3.53
                                         --------             -------------

     Balance, December 31, 1993         567,739              2.29 - 10.40
       Granted                          222,000              2.63 -  4.38
       Exercised                       ( 21,875)                 3.53
       Cancelled                       (314,514)             2.29 - 10.40
                                       ---------            -------------

     Balance, December 31, 1994         453,350              2.63 - 10.00
       Granted                          462,225              1.13 -  3.75
       Cancelled                       (225,608)             3.13 - 10.00
                                       --------            -------------

     Balance, December 31, 1995         689,967             $1.13 - 10.00

               At December 31, 1995 under the above plans, 565,967 shares were exercisable.

               In 1985, the Board of Directors authorized, and the stockholders approved, the adoption of an Employee Stock Purchase Plan (the
     "Purchase  Plan").   An aggregate of 344,531 shares of the Company's
     common stock could be issued under the Purchase Plan. As of December 31, 1995, 207,681 shares were issued under the Purchase Plan which was terminated in March 1995.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NOTE 8--COMMON STOCK

               The Company made a series of loans in 1994, 1993 and 1992 aggregating $635,757 at December 31, 1994, to its former President in exchange for a demand note receivable with interest at 1% over the
     bank's  prime  rate.   Effective January 6, 1995,  the Board of Directors
     approved the receipt of 268,111 shares of Warner's Common Stock, which were added to treasury shares, in full satisfaction for the repayment
     of these loans by the former President.   The cost of $2.37 per common
     share for this  treasury  stock was $.37 per share less than the  closing
     bid price of  Warner's  Common  Stock on  January  6,  1995.   This
     receivable at December 31, 1994 was reflected in treasury stock as a reduction of stockholders' equity.

               In March 1993, the Company declared a five for four stock split by way of a twenty-five percent (25%) stock dividend payable to stockholders of record on April 23, 1993.

               On November 17, 1989, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right shall initially entitle the registered holder thereof to purchase one-fifth of one share of common stock at a purchase price of $10.00, subject to adjustment. The Rights will be exercisable only if (i) a person or group has acquired, or obtained the right to acquire 15% or more of the outstanding shares of common stock (other than a person that acquires the stock directly from the Company in a transaction that the Company's independent Directors determine to be in the best interests of the Company and its stockholders) or (ii) following the commencement of a tender offer or exchange offer for 15% or more of the then outstanding shares of common stock. Each Right will entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the purchase price of the Right under certain circumstances, including the acquisition of 20% of the outstanding common stock. All rights holders, except the acquiror, may purchase a number of shares of common stock equal to $10.00 (subject to adjustment under the terms of the Rights Plan) divided by 50% of the market price of the Company's common stock on the date which is ten days after a public announcement by the Company that a person or group has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of common stock. In the event that the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, the rights holders may purchase the acquiror's shares at the similar discount.

               The Company may redeem the Rights at $.01 each until ten days following the date on which a person or group of affiliated persons has acquired, or obtained the right to acquire, the beneficial ownership of 15% or more of the outstanding shares of common stock. The Rights will expire on December 4, 1999 unless earlier redeemed by the Company.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NOTE 9--QUARTERLY FINANCIAL DATA (UNAUDITED)

               Summarized quarterly financial data is as follows:

              (Dollar amounts in thousands except per share data)

                                                               Quarter
                                                      -------------------------
                                                        First           Second
                                                        -----           ------
     Year ended December 31, 1995:

      Software licensing revenue                       $ 1,054          $   925
      Loss from continuing operations(1)                (2,158)            (280)
      Loss from discontinued operations                 (1,330)          (3,103)
      Loss on disposal of discontinued
       operations                                          --               --
      Net loss                                          (3,488)          (3,383)
      Loss per share from continuing
       operations                                       ($0.25)          ($0.03)
      Net loss per share                                ($0.41)          ($0.40)


     Year ended December 31, 1994:

      Software licensing revenue                       $   484          $   630
      Loss from continuing operations(1)                  (905)          (1,531)
      Income (loss) from discontinued
       operations                                       (1,951)           1,252
      Net income (loss)                                 (2,856)            (279)
      Loss per share from continuing
       operations                                       ($0.10)          ($0.17)
      Net income (loss) per share                       ($0.32)          (0$.03)


                                                               Quarter
                                                      -------------------------
                                                        Third           Fourth
                                                        -----           ------
     Year ended December 31, 1995:

      Software licensing revenue                       $ 1,136         $  1,004
      Loss from continuing operations(1)                  (388)            (718)
      Loss from discontinued operations                 (1,128)          (1,547)
      Loss on disposal of discontinued
       operations                                          --              (750)
      Net loss                                          (1,516)          (3,015)
      Loss per share from continuing
       operations                                       ($0.05)          ($0.08)
      Net loss per share                                ($0.18)          ($0.34)

     Year ended December 31, 1994:

      Software licensing revenue                       $   155         $    658
      Loss from continuing operations(1)                (1,671)          (3,359)
      Income (loss) from discontinued
       operations                                        1,911           (7,966)
      Net income (loss)                                    240          (11,325)
      Loss per share from continuing
       operations                                       ($0.19)          ($0.38)
      Net income (loss) per share                        $0.03           ($1.28)


     (1) The first quarter of 1995 and the fourth quarter of 1994 were adversely affected by the special charges as described in Note 3.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NOTE 10--SUPPLEMENTAL DATA

               Accrued liabilities consist of the following:


                                              December 31,
                                         ----------------------
                                         1995              1994
                                         ----              ----

     Reserve for contract
      costs and adjustments        $  200,000           $  526,732

     Accrued payroll, benefits
      temporary help, consulting
      and severance                   229,623              733,868

     Reserve for loss on disposal
      of discontinued operations      749,758                --

     Accrued expenses of the discontinued
      operations not assumed by The
      Robert Plan Corporation       2,839,702                --

     Other                            104,558                41,679
                                    ----------            ---------

        Total                       $4,123,641           $1,302,279
                                    ==========           ==========


     NOTE 11--SALE OF STOCK AND WARRANTS ON MARCH 31, 1996

               On March 31, 1996, the Company entered into a series of transactions with Software Investments Limited ("SIL") and Care Corporation Limited ("Care") whereby the Company:

               (A) sold to SIL for total proceeds of $3,022,391: (i) 1,412,758 shares of Warner Common Stock for $2.00 per share and (ii) five-year warrants to purchase an aggregate of 196,875 shares of Warner Common Stock exercisable at $2.00 per share for $1.00 per warrant ($196,875).

               (B) assigned to SIL the rights it retained in the Restructuring (see Note 1) to repurchase within six months (from March 1, 1996) 1,628,100 shares of Warner Common Stock for the greater of $3.00 per share or 50 percent of the then market price of Warner Common Stock and its rights to purchase from the warrant holders for $1.00 per share five-year warrants to acquire 776,562 shares of Warner Common Stock at $2.00 per share.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NOTE 11--SALE OF STOCK AND WARRANTS ON MARCH 31, 1996 (CONTINUED)

               SIL has agreed to acquire the warrants within 30 days of the agreement and to exercise such warrants within five days of their acquisition, which will result in Warner receiving additional proceeds of $1,553,124. The aforementioned proceeds of $3,022,391 and the $1,553,124 , which are anticipated to be received by the middle of May 1996, will be used for working capital purposes including replenishing the cash paid in March 1996 pursuant to the Restructuring (see Note 1).

               In addition, the Company was granted by Care the exclusive license for the Care software systems for use in the workers' compensation and group health claims administration markets in Canada, Mexico and Central and South America. In exchange for this license, Warner has issued to Care 2,500,000 shares of Warner Common Stock. If during the three years after closing, this license results in $5,000,000 or more in revenues by Warner, then the shares will be fully earned. Otherwise, depending upon the level of revenue reached, Warner will have the right to repurchase portions of the shares at $.01 per share based upon the level of revenues actually achieved. Under certain circumstances, based upon aggregate net sales in excess of $10,000,000 from a maximum of two separate sales during such three-year period, Warner may be required to grant to Care five-year warrants to buy an additional 1,000,000 shares of Warner Common Stock at $2.00 per share.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                    Balance at
                                                    Beginning
                                                    of Period         Additions
                                                    ----------        ---------
     Accumulated amortization of
      capitalized software:

     Year Ended December 31, 1995                   $     --         $  489,227
                                                    ==========       ==========

     Year Ended December 31, 1994                   $1,388,601       $3,313,023
                                                    ==========       ==========

     Two Months Ended December 31, 1993             $1,313,127       $   75,474
                                                    ==========       ==========

     Year Ended October 31, 1993                    $1,001,070         $312,057
                                                    ==========       ==========


                                                                     Balance at
                                                                         End
                                                    Deductions(1)    of Period
                                                    ----------       ----------
     Accumulated amortization of
      capitalized software:

     Year Ended December 31, 1995                   $     --         $  489,227
                                                    ==========       ==========

     Year Ended December 31, 1994                   $4,701,624       $     --
                                                    ==========       ==========

     Two Months Ended December 31, 1993             $     --         $1,388,601
                                                    ==========       ==========

     Year Ended October 31, 1993                    $     --         $1,313,127
                                                    ==========       ==========


     (1) Represents reduction of fully amortized software in 1994.

     EXHIBIT NO.                     DESCRIPTION
     ---------                       -----------
      2 Certificate of Merger of Warner Computer Systems, Inc. (a New York corporation) into the Registrant, filed on June 11, 1985 [incorporated by reference to Exhibit 2 to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 29, 1986].

      3(a) Certificate of Incorporation of the Registrant filed on April 22, 1985 [incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 29, 1986].

      3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant filed on May 6, 1987 [incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33- 17533) filed on September 29, 1987].

      3(c) Certificate of Amendment of Certificate of Incorporation of the Registrant filed on March 26, 1990 [incorporated by reference to Exhibit 3(d) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on June 14, 1990].

      3(d) Certificate of Amendment of Certificate of Incorporation of the Registrant filed on March 18, 1992 [incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-13124) filed on March 30, 1992].

     * 3(e)         Bylaws of the Registrant, as amended.

      4 Form of Common Stock Certificate of the Registrant [incorporated by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 29, 1986].

      10(a) Partnership Agreement, dated December 7, 1978, by and among the Registrant, James R. Poole, Ira M. Cantor and Stanley
                    A. Rothenberg [incorporated by reference to Exhibit 10(a) to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-88695-NY) filed on December 30, 1983].

      10(b) Employment Agreement, dated as of August 1, 1990, between the Registrant and Bradley J. Hughes [incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 24, 1991].

      10(c) Employment Agreement, dated as of July 11, 1990, between the Registrant and Theodore I. Botter [incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 24, 1991].


     ------------------------------
     * Filed herewith

      10(e)(1) Employment Agreement, dated as of November 1, 1992, between the Registrant and Harvey Krieger [incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 28, 1993].

     *10(e)(2)      Amendment to Employment Agreement, dated June 7, 1995,
                    between the Registrant and Harvey Krieger.

      10(f)(1) Employment Agreement, dated as of March 22, 1994, among COVER-ALL Systems, Inc., Michael G. Repoli and the Registrant [incorporated by reference to Exhibit 10(f)(1) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

      10(f)(2) Amendment to Employment Agreement, dated August 10, 1994, among COVER-ALL Systems, Inc., Michael G. Repoli and the Registrant [incorporated by reference to Exhibit 10(f)(2) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

      10(f)(3) Amendment to Employment Agreement, dated January 11, 1995, among COVER-ALL Systems, Inc., Michael G. Repoli and the Registrant [incorporated by reference to Exhibit 10(f)(3) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

     *10(g) Employment Agreement, dated as of January 24, 1996, among COVER-ALL Systems, Inc., the Registrant and Peter C. Lynch.

      10(h) Warner Insurance Services, Inc. Tax Saver 401(k) Salary Reduction Plan adopted May 31, 1985 and restated as of August 11, 1992 [incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 28, 1993].

      10(i) Incentive Stock Option Plan adopted by the Board of Directors of the Registrant on February 22, 1982, and approved by the stockholders in February 1983 as amended on December 16, 1983 and March 31, 1988 [incorporated by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 24, 1989].

      10(j) Stock Option Agreement, dated March 22, 1990, between the Registrant and Harvey Krieger [incorporated by reference to
                    Exhibit 10(q) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 24, 1991].

      10(k) Stock Option Agreement, dated August 15, 1990, between the Registrant and Bradley J. Hughes [incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 24, 1991].

      10(l) Stock Option Agreement, dated August 15, 1990, between the Registrant and Theodore I. Botter [incorporated by reference to Exhibit 10(u) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 24, 1991].

     ------------------------------
     * Filed herewith

      10(m)(1) The 1991 Key Employee Stock Option Plan, adopted by the Board of Directors of the Registrant on June 18, 1991, as amended on September 6, 1991 and November 19, 1991 and approved by stockholders on March 18, 1992 [incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-44270) filed on November 26, 1991].

      10(m)(2) Form of Incentive Stock Option Agreement under the 1991 Key Employee Stock Plan [incorporated by reference to Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-44270) filed on November 26, 1991].

      10(m)(3) Form of Non-Qualified Stock Option Agreement under the 1991 Key Employee Stock Option Plan [incorporated by reference to
                    Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (Commission File No. 33- 44270) filed on November 26, 1991].

      10(m)(4) Form of Stock Option Agreement under the 1991 Key Employee Stock Option Plan dated as of June 21, 1991, between the Registrant and each of Theodore I. Botter, Thomas F. Rocchio, and Harvey Krieger [incorporated by reference to
                    Exhibit 4(d) to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-44270) filed on November 26, 1991].

      10(m)(5) Stock Option Agreement, dated as of November 20, 1992, between the Registrant and Bradley J. Hughes [incorporated by reference to Exhibit 10(x)(vi) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 28, 1993].

      10(n)(1) 1994 Stock Option Plan for Independent Directors adopted by the Board of Directors of the Registrant on November 10, 1994 [incorporated by reference to Exhibit 10(n)(1) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

      10(n)(2) Form of Stock Option Agreement under the 1994 Stock Option Plan for Independent Directors [incorporated by reference to
                    Exhibit 10(n)(2) to the Registrant's Annual Report on Form 10-K (Commission File No. O-13124) filed on April 17, 1995].

      10(o)(1) The 1995 Employee Stock Option Plan, adopted by the Board of Directors of the Registrant on March 22, 1995 [incorporated by reference to Exhibit 10(o)(1) to the Registrant's Annual Report on Form 10-K (Commission File No. O-13124) filed on April 17, 1995].

      10(o)(2) Form of Incentive Stock Option Agreement under the 1995 Employee Stock Option Plan [incorporated by reference to
                    Exhibit 10(o)(2) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

      10(o)(3) Form of Non-Qualified Stock Option Agreement under the 1995 Employee Stock Option Plan [incorporated by reference to
                    Exhibit 10(o)(3) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

      10(p)(1) Indenture of Lease, dated as of July 1, 1994, between Fair Lawn Industrial Park, Inc. and the Registrant for premises located at 17-01 Pollitt Drive, Fair Lawn, New Jersey [incorporated by reference to Exhibit 10(p)(1) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

      10(p)(2) Termination Agreement, dated as of June 30, 1994, among Fair Lawn Industrial Park, Inc., Symtron Systems, Inc., and the Registrant [incorporated by reference to Exhibit 10(p)(2) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

      10(q) Lease Agreement, dated as of March 2, 1990, between the Registrant and Polevoy Associates for premises located at 18-01 Pollitt Drive, Fair Lawn, New Jersey [incorporated by reference to Exhibit 10(z) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 24, 1991].

      10(r) Lease Agreement, dated as of December 11, 1991, between the Registrant and Aetna Life Insurance Company for premises located at 125 Belmont Drive, Somerset, New Jersey [incorporated by reference to Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 24, 1992].

      10(s) Rights Agreement, dated November 17, 1989, between the Registrant and First Fidelity Bank, N.A., as Rights Agent [incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A (Commission File No. 13-2698053) filed on October 20, 1989].

      10(t)(i) Severance Agreement, dated as of November 28, 1989, between the Registrant and Harvey Krieger [incorporated by reference to Exhibit 1 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on December 6, 1989].

      10(t)(ii)     Severance Agreement, dated August 15, 1990, between the
                    Registrant and Bradley J. Hughes [incorporated by reference to Exhibit 10(o)(i) to the Registrant's Annual Report on
                    Form 10-K (Commission File No.  0-13124) filed on January
                    24, 1991].

      10(t)(iii)    Severance Agreement, dated August 15, 1990, between the
                    Registrant and Theodore I. Botter [incorporated by reference to Exhibit 10(t)(i) to the Registrant's Annual
                    Report on Form 10-K (Commission File No.  0-13124) filed on
                    January 24, 1991].

      10(u)(i) Restructuring Agreement, dated as of March 1, 1996, by and among the Registrant, Atlantic Employers Insurance Company, Pacific Employers Insurance Company, Electric Insurance Company, The Robert Plan Corporation, Material Damage Adjustment Corporation, Lion Insurance Company, and National Consumer Insurance Company [incorporated by reference to
                    Exhibit 10.1 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on March 7, 1996].

      10(u)(ii)     Form of Warrant issued by the Registrant pursuant to the
                    Restructuring Agreement listed as Exhibit 10(x)(i) above
                    [incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on March 7, 1996].

      10(u)(iii)    Asset Purchase Agreement, dated as of March 1, 1996, by and among the Registrant, MDA Services, Inc.  and The Robert
                    Plan Corporation [incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on March 7, 1996].

      10(v)(i) Stock Purchase Agreement, dated as of March 31, 1996, by and among the Registrant, Software Investments Limited and Care Corporation Limited [incorporated by reference to Exhibit
                    10.1 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on April 8, 1996].

      10(v)(ii)     Repurchase Rights Assignment, dated as of March 31, 1996,
                    between the Registrant and Software Investments Limited
                    [incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on April 8, 1996].

      10(v)(iii)    Warrant, dated as of March 31, 1996, issued by the
                    Registrant to Software Investments Limited [incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K
                    (Commission File No.  0-13124) filed on April 8, 1996].

      10(v)(iv)     Exclusive Software License Agreement, dated as of March 31,
                    1996, by and among the Registrant, Care Corporation Limited and COVER-ALL Systems, Inc. [incorporated by reference to
                    Exhibit 10.4 to the Registrant's Form 8-K (Commission File
                    No.  0-13124) filed on April 8, 1996].

      10(w) Settlement Agreement dated March 28, 1996 between the Registrant and Clarendon National Insurance Company [incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on April 8, 1996].

     *21            Subsidiaries of the Registrant.

     *23            Consent of Ernst & Young LLP.

     *27            Financial Data Schedule.


      ------------------------------
      * Filed herewith

                                 SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WARNER INSURANCE SERVICES, INC.



     Date:  April 9, 1996                    By: /s/ Alfred J.  Moccia
                                             ---------------------------
                                             Alfred J.  Moccia, President
                                             and Chief Executive Officer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


           SIGNATURES                     TITLE                            DATE
           ----------                     -----                            ----


     /s/ Alfred J.  Moccia    President and Chief Executive       April 9, 1996
     --------------------     Office and Director
     Alfred Moccia            (Principal Executive Officer)



     /s/ Harvey Krieger       Chairman of the Board of            April 9, 1996
     ----------------------   Directors
     Harvey Krieger


     /s/ Bradley J.  Hughes    Vice President - Finance           April 9, 1996
     ----------------------   (Principal Financial and
     Bradley J.  Hughes        Accounting Officer)


     /s/ Leonard Gubar        Director                           April 9, 1996
     ------------------
     Leonard Gubar


     /s/ Peter R.  Lasusa     Director                           April 9, 1996
     ---------------------
     Peter R.  Lasusa


     /s/ Pamela J.  Newman    Director                           April 9, 1996
     ----------------------
     Pamela J.  Newman


     ----------------------
     James R.  Stallard       Director

                                   EXHIBIT INDEX
                                   -------------

         Exhibit           Description
         -------           -----------

          3(e)             Bylaws of the Registrant, as amended

         10(e)(2)          Amendment to Employment Agreement,
                           dated June 7, 1995, between the
                           Registrant and Harvey Krieger

         10(g)             Employment Agreement, dated as of
                           January 24, 1996, among COVER-ALL
                           Systems, Inc., the Registrant and
                           Peter C. Lynch

         21                Subsidiaries of the Registrant

         23                Consent of Ernst & Young LLP

         27                Financial Data Schedule