Form 10-Q
period 1996-03-31
WARNER INSURANCE SERVICES INC
filed 1996-05-14
CIK 737300

=========================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      ----------

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                                      ----------


                         FOR THE QUARTER ENDED MARCH 31, 1996

                            COMMISSION FILE NUMBER 0-13124

                           WARNER INSURANCE SERVICES, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS RESPECTIVE CHARTER)

                                      ----------


                       DELAWARE                    13-2698053
              (State or other jurisdiction       (I.R.S. Employer
            of incorporation or organization)    Identification No.)


                                 18-01 POLLITT DRIVE
                             FAIR LAWN, NEW JERSEY  07410

                                    (201) 794-4800
                 (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
          INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                      ----------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes [X]     No [ ]


                     Number of shares outstanding at May 2, 1996:

             15,761,725 shares of Common Stock, par value $.01 per share.

     ========================================================================

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                    MARCH 31, 1996


                                                                        PAGE NO.
                                                                        --------


     PART I -- FINANCIAL INFORMATION

        Item 1 -- Financial Statements

                  Consolidated Balance Sheets
                  March 31, 1996 and December 31, 1995 . . . . . . . . . . . 2-3

                  Consolidated Statements of Operations
                  Three Months Ended March 31, 1996 and 1995 . . . . . . . . . 4

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1996 and 1995 . . . . . . . . . 5

                  Notes to Consolidated Financial Statements . . . . . . . . 6-9

        Item 2 -- Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations . . . . . . . . . . . . . . . . . . . . . .   10-11


     PART II -- OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . .  11


     SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                           PART I -- FINANCIAL INFORMATION

     ITEM 1 -- FINANCIAL STATEMENTS


                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                                   MARCH 31,       DECEMBER 31,
                                                      1996             1995
                                                  -----------      ------------
                                                  (unaudited)       (unaudited)


     ASSETS

     Current assets:
        Cash and cash equivalents  . . . . .      $ 1,749,412       $ 1,576,745
         Accounts receivable, less
           allowance for doubtful accounts
           of $119,310 and none  . . . . . .        3,969,195         1,763,890
        Income taxes receivable  . . . . . .           --             2,300,000
        Prepaid expenses . . . . . . . . . .          535,027             5,355
                                                  -----------       -----------

           Total current assets  . . . . . .        6,253,634         5,645,990
                                                  -----------       -----------

     Property and equipment, at cost:
        Furniture, fixtures and
           equipment . . . . . . . . . . . .        2,979,938         3,095,529

        Less accumulated depreciation  . . .       (2,403,957)       (2,369,873)
                                                  -----------       -----------

           Property and equipment-net  . . .          575,981           725,656
                                                  -----------       -----------

     Software license  . . . . . . . . . . .        5,000,000              --
                                                  -----------       -----------

     Capitalized software, less amortization
        of $657,416 and $489,227 . . . . . .        1,451,380         1,510,782
                                                  -----------       -----------

     Other assets  . . . . . . . . . . . . .        1,049,584           486,726
                                                  -----------       -----------


                                                  $14,330,579       $ 8,369,154
                                                  ===========       ===========

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                     March 31,    December 31,
                                                       1996           1995
                                                     ---------    ------------
                                                    (unaudited)    (unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY
         (DEFICIT)

      Current liabilities:
         Accounts payable . . . . . . . . . . .    $ 1,234,777    $   955,060
         Accrued liabilities  . . . . . . . . .      4,264,008      4,123,641
         Unearned revenue . . . . . . . . . . .        546,159        635,564
         Liabilities in excess of assets of
            ISD business in 1996  . . . . . . .             --      8,648,368
                                                   -----------    -----------
            Total current liabilities . . . . .      6,044,944     14,362,633
                                                   -----------    -----------
      Deferred income taxes . . . . . . . . . .         20,000         20,000
                                                   -----------    -----------
      Commitments and contingencies (Note 4)


      Stockholders' equity (deficit):
         Common stock, $.01 par value;
            authorized 20,000,000
            shares, issued 16,375,774 and
            9,194,890 shares  . . . . . . . . .        163,758         91,949

      Warrants outstanding  . . . . . . . . . .        714,584            --

      Capital in excess of par value  . . . . .     24,704,980     10,414,253

      Accumulated (deficit) . . . . . . . . . .    (14,750,480)   (13,952,474)

      Treasury stock at cost 633,986 shares . .     (2,567,207)    (2,567,207)
                                                   -----------    -----------
         Total stockholders' equity (deficit) .    $ 8,265,635     (6,013,479)
                                                   -----------    -----------
                                                   $14,330,579    $ 8,369,154
                                                   ===========    ===========

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                       1996              1995
                                                       ----              ----

     Revenues:
        Licenses . . . . . . . . . . . . . . . . .  $  205,001      $   435,985
        Maintenance  . . . . . . . . . . . . . . .     507,104          204,585
        Professional services  . . . . . . . . . .     407,998          413,130
                                                    ----------       ----------
                                                     1,120,103        1,053,700
                                                    ----------       ----------
     Costs and expenses:
        Research and development expenses  . . . .     957,564        1,023,920
        Cost of services . . . . . . . . . . . . .     293,067          297,454
        Sales and marketing  . . . . . . . . . . .     118,159          115,570
        General and administrative . . . . . . . .     549,319          609,816
        Special charges  . . . . . . . . . . . . .          --        1,165,000
                                                    ----------       ----------
                                                     1,918,109        3,211,760
                                                    ----------       ----------

     Loss from continuing operations . . . . . .     (798,006)      (2,158,060)
     Loss from discontinued operations . . . . . .          --      (1,329,532)
                                                    ----------      -----------

     Net loss  . . . . . . . . . . . . . . . . .    $(798,006)     $(3,487,592)
                                                    ==========     ============

     Loss per share from continuing
      operations . . . . . . . . . . . . . . .      $   (0.07)     $     (0.25)
                                                    ==========     ============

     Net loss per share  . . . . . . . . . . . $    $   (0.07)     $     (0.41)
                                                    ==========     ============

     Weighted average number of
      common shares outstanding  . . . . . . . .   $10,964,669     $  8,554,514
                                                   ===========     ============

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                         Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                       1996               1995
                                                       ----               ----

     Cash flows from operating activities:
        Net loss from continuing operations  . .   $  (798,006)    $(2,158,060)
        Adjustments to reconcile net loss to net
           cash used for operating activities:
           Depreciation  . . . . . . . . . . . .        67,988          86,109
           Amortization of capitalized
            software . . . . . . . . . . . . . .       168,189          83,333
           Accounts receivable . . . . . . . . .    (2,205,305)     (1,699,635)
           Income taxes receivable . . . . . . .     2,300,000        (248,560)
           Deferred income taxes . . . . . . . .            --              --
           Prepaid expenses  . . . . . . . . . .      (529,672)       (473,687)
           Other assets  . . . . . . . . . . . .      (562,858)         43,242
           Accounts payable  . . . . . . . . . .       279,717         415,382
           Accrued liabilities . . . . . . . . .       222,054       2,608,453
           Unearned revenue  . . . . . . . . . .       (89,405)        454,565
                                                   ------------    -----------

     Net cash used for continuing
      operating activities . . . . . . . . . . .    (1,147,298)       (388,858)
                                                   ------------    ------------
        Loss from discounted operations  . . . .           --       (1,329,532)
        Decrease in net liabilities of
         discontinued operations . . . . . . . .    (8,648,368)     (1,177,697)
                                                   ------------    ------------
     Net cash used for discontinued
      operating activities . . . . . . . . . . .    (8,648,368)     (2,507,229)
                                                   ------------    ------------
     Net cash used for operating activities  . .    (9,795,666)     (2,896,087)
                                                   ------------    ------------
     Cash flows from investing activities:
        Proceeds from sale of fixed
           maturity investments  . . . . . . . .            --       1,947,500
        Capital expenditures . . . . . . . . . .            --         (26,064)
        Software license . . . . . . . . . . . .    (5,000,000)             --
        Capitalized software expenditures  . . .      (108,787)             --
                                                   ------------    ------------

     Net cash (used for) provided
      from investing activities  . . . . . . . .    (5,108,787)      1,921,436
                                                   ------------    ------------

     Cash flows from financing activities:
        Credit line borrowings . . . . . . . . .            --      (2,000,000)
        Net proceeds from issuance
            of common stock  . . . . . . . . . .    15,077,120          12,335
                                                   -----------     ------------
     Net cash provided from
       (used for) financing activities . . . . .    15,077,120      (1,987,665)
                                                   -----------     ------------

     Change in cash and cash equivalents . . . .       172,667      (2,962,316)
     Cash and cash equivalents
       beginning of period . . . . . . . . . . .     1,576,745       6,407,801
                                                   -----------     ------------


     Cash and cash equivalents end of period . .   $ 1,749,412     $ 3,445,485
                                                   ===========     ===========

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1 -- GENERAL

          For a summary of significant accounting policies, refer to Note 2 of Notes to Consolidated Financial Statements included in Warner Insurance Services, Inc.'s (the "Company" or "Warner") Annual Report on Form 10-K for the year ended December 31, 1995. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior year have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

          In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995 and the results of operations for the three-month periods ended March 31, 1996 and 1995, and the cash flows for the three-month periods ended March 31, 1996 and 1995. Such adjustments are of a normal and recurring nature. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for a full year.


     NOTE 2 -- DISCONTINUED OPERATIONS

          Insurance Services Division ("ISD") revenues decreased substantially in 1995 because of lower fees attributable to the reduced number of policies and claims being handled on contracts that were winding down or were completed. As a result, ISD had been suffering losses and operating under considerable uncertainty as a result of the pendency of lawsuits with certain affiliates of The Robert Plan Corporation as described in Note 4. In March 1996, the Company entered into a series of agreements which provided for the transfer and discontinuance of its ISD operations and the issuance of Warner Common Stock and Warrants to certain customers of the ISD business in exchange for the release of Warner from its obligations to provide insurance services to ISD customers and to The Robert Plan Corporation in exchange for the settlement and dismissal of lawsuits with The Robert Plan Corporation. Effective March 1, 1996, the Company has discontinued providing insurance processing services to the automobile insurance industry. These agreements have resulted in a net loss reported in 1995 of $749,758, which included a provision for estimated ISD losses in 1996 prior to the March 1 effective date of the settlement.

          As a part of the restructuring transactions, the Company transferred certain assets, employees, contracts and leased premises relating to its ISD business to a subsidiary of The Robert Plan Corporation, which is replacing the Company as the provider of insurance services to the ISD customers. In exchange for settling the lawsuits, releasing the Company's obligations to provide insurance services under its contracts and executing the mutual releases, the Company issued to certain of the ISD customers and certain parties to the litigation: (a) a total of 3,256,201 shares of Warner Common Stock, (b) five-year Warrants to purchase up to an additional aggregate of 1,553,125 shares of Warner Common Stock at $2.00 per share and
     (c) cash of $2.5 million. The Company has the option, exercisable for a period of six months to (i) purchase 50 percent of the aforementioned 3,256,201 shares at a cash price equal to the greater of $3.00 or 50 percent of the then market price of a share of Warner Common Stock and (ii) acquire 50 percent of the 1,553,125 Warrants at a cash price equal to $1.00 per Warrant. On March 31, 1996, the Company assigned its aforementioned repurchase option applicable to Warner's Common Stock and Warrants to Software Investments Limited as discussed in Note 6. As a result of the issuance of shares described in Note 6, the antidilution provisions of the Warrants require an adjustment of shares to 1,725,694 from 1,553,125 and a price adjustment to $1.80 from $2.00 per share.

          Accordingly, ISD operations for the three-month period ended March 31,
     1995,  have   been  reclassified  and  are  included  in  the  Consolidated
     Statements of Operations as discontinued operations.

          In late 1993, the Company established Alerion, a wholly-owned property/casualty insurance subsidiary. By early 1994, Warner had funded Alerion with approximately $10 million of cash and securities and Alerion entered into a reinsurance agreement with Clarendon National Insurance Company ("Clarendon") to reinsure a portion of the risk on certain insurance policies written by a primary insurer. In late 1994, the Company decided to discontinue assuming any underlining insurance risk. This was accomplished by Alerion commuting all its rights and obligations under the reinsurance contract back to Clarendon and paying to Clarendon all amounts received in excess of payments made since the inception. Alerion sold its securities and returned all of its cash in 1994, 1995 and 1996, having surrendered its Certificate of Authority to transact insurance business in New Jersey.


     NOTE 3 -- COVER-ALL

          With the discontinuance of ISD, COVER-ALL Systems, Inc. ("COVER-ALL"), a wholly-owned subsidiary, is the Company's only active operation. Accordingly, COVER-ALL operations for the three-month periods ended March 31, 1996 and 1995 are classified in the Consolidated Statements of Operations as continuing operations.

          In December 1994, management instituted a plan to downsize the COVER-ALL organization and reduce the rate of product development to a level consistent with the reduced level of customer installations planned in 1995. Costs of $1,165,000 were incurred and written off in the first quarter of 1995 for executive and other severance costs as well as software development costs. This 1995 write-off was reflected as special charges in the Statement of Operations for the first quarter of 1995.


     NOTE 4 -- LITIGATION

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

          On March 1, 1996, the two lawsuits described above were settled as part of the overall settlement with certain of the Company's insurance services customers. The settlement and restructuring transactions are described in Note 2--Discontinued Operations.

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

          On February 6, 1995, the Company commenced an action in the Superior Court of New Jersey against Sol M. Seltzer, a former vice president of the Company and a director of COVER-ALL, alleging fraud, mismanagement, negligent misrepresentation and breach of fiduciary duty with respect to the development and implementation of COVER-ALL's TAS 2000 software product. The Company seeks compensatory and punitive damages in an amount to be determined at trial. Discovery has not been completed in this case.

          In addition to the above lawsuits, the Company is named as defendant in a number of legal actions arising from its operations. Those actions have been considered in establishing liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material adverse effect on financial position or results of operations.


     NOTE 5 -- INCOME TAXES

          For 1996 and 1995, no income tax benefit relative to the Company's operating losses has been reflected in the Statement of Operations. A valuation allowance was provided equal to the tax benefit that the loss generated, since the realization of such benefit would be dependent upon achieving future operating profits which cannot be reasonably assured.


     NOTE 6 -- SALE OF STOCK AND WARRANTS ON MARCH 31, 1996

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

               (B) assigned to SIL the rights it retained in the settlement (see Note 2) to repurchase within six months 1,628,100 shares of Warner Common Stock for the greater of $3.00 per share or 50 percent of the then market price of Warner Common Stock and its rights to purchase from the Warrant holders for $1.00 per share five-year Warrants to acquire 776,562 shares of Warner Common Stock at $2.00 per share. As a result of the issuance of the above mentioned shares, the antidilution provisions of the Warrants require an adjustment from 776,562 shares at $2.00 per share to 862,847 shares at $1.80 per share.

          On May 1, 1996, SIL acquired 1,628,101 shares of Warner Common Stock at $3.00 per share, and at $1.00 per Warrant, 776,562 Warrants to acquire 776,562 shares of Warner Common Stock at $2.00 per share. SIL exercised these Warrants on May 6, 1996, resulting in the Company receiving $1,553,124 in additional equity. An additional 86,285 shares will be issued to SIL as a result of the change in the aggregate number of shares underlying the Warrants pursuant to the antidilution provisions in the Warrants as described above in Note 2.

          In addition, the Company was granted by Care the exclusive license for the Care software systems for use in the workers' compensation and group health claims administration markets in Canada, Mexico and Central and South America. In exchange for this license, Warner has issued to Care 2,500,000 shares of Warner Common Stock. If during the three years after closing, this license results in $5,000,000 or more in revenues by Warner, then the shares will be fully earned. Otherwise, depending upon the level of revenue reached, Warner will have the right to repurchase portions of the shares at $.01 per share based upon the level of revenues actually achieved. Under certain circumstances, based upon aggregate net sales in excess of $10,000,000 from a maximum of two separate sales during such three-year period, Warner may be required to grant to Care five-year Warrants to buy an additional 1,000,000 shares of Warner Common Stock at $2.00 per share. Accordingly, the Company recorded a $5,000,000 software license on the Consolidated Balance Sheets as of March 31, 1996.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES


     ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Total revenues for the three months ended March 31, 1996 were $1,120,103 as compared to $1,053,700 for the same period in 1995. License fees were $205,001 in 1996 compared to $435,985 in 1995 as a result of lower TAS 2000 license fees. A contract for the TAS 2000 license expected to be signed in the first quarter of 1996 is now anticipated to be signed in the second quarter of 1996. For the three months ended March 31, 1996, maintenance revenues were $507,104 compared to $204,585 in the same period of the prior year due to renegotiations of all contracts resulting in higher fees to customers. Professional services revenue contributed $407,998 in the first three months of 1996 compared to $413,130 in the first three months of 1995.

          In December 1994, management adopted a plan to reduce the COVER-ALL marketing and product development costs until revenues increased to significantly higher levels. The total cash outlay had grown to a level of approximately $1 million per month but the revenues from customers continued to lag expectations. The total head count, including employees and technical consultants, was reduced by approximately half in the first quarter of 1995 and a business plan was adopted in 1995 which matched slowly growing revenues with reduced costs. As a result of the reorganization plan, costs incurred in the first quarter of 1995 for executive severance, employee severance and write-off of software development costs totalling $1,165,000 were reflected as special charges in the Statement of Operations for the quarter ended March 31, 1995.

          Total expenses for the three months ended March 31, 1996 were $1,918,109 compared to $2,046,760 excluding special charges of $1,165,000 for the same period in 1995, primarily as a result of the effort to bring costs in line with revenue. COVER-ALL's business is characterized by rapid technological change, and its success depends on its ability to keep its products current based on new technologies. COVER-ALL must maintain ongoing research and development programs to add value and expand to its suite of products resulting in research and development expenditures constituting a significant percentage of expenses.

          COVER-ALL has successfully installed and tested certain modules of its system and customer interest has grown significantly. Revenues are expected to increase rapidly over the next three quarters. COVER-ALL expects to be profitable for the year 1996.

          The preceding forward looking statements are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise. These contingencies include the successful completion of continuing developmental efforts under existing software contracts within anticipated time frames or otherwise, the successful negotiation, execution and implementation of currently anticipated new software contracts, the hiring and successful utilization of additional personnel in the marketing and technical areas, the continuing favorable responses to the Company's products from existing and potential new customers, and the Company's ability to complete development and sell and license its products at prices which result in sufficient revenues to cover costs and realize profits.


     LIQUIDITY AND CAPITAL RESOURCES

          In January 1996, the Company obtained approval from the New Jersey Department of Insurance to dissolve its insurance subsidiary, Alerion. As a result, plans were implemented to remove the remaining approximately $2.5 million of statutory minimum capital from Alerion. In January 1996, approximately $2.4 million was distributed to the Company from Alerion.

          There was a $1 million letter of credit outstanding with a bank at December 31, 1995 issued in connection with certain of the Company's contractual obligations. The letter of credit expired in February 1996 and the $1 million of cash collateral was returned to the Company, $887,500 of these funds were utilized by the Company as the cash portion of the settlement distributed to certain ISD customers and The Robert Plan Corporation. In addition, $1.6 million was paid by the Company to the one ISD customer who did not participate in the settlement.

          In March 1996, the Company received a $2.3 million refund of federal income taxes paid prior to 1995.

          Cash flows from continuing operations were negative in the first three months of 1996 by $1.1 million as compared with negative cash flows of $.4 million in the same period in 1995 primarily due to increased working capital requirements in 1996.

          The Company believes that current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs.


                             PART II -- OTHER INFORMATION


     ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.

               27.  Financial Data Schedule.

          (b)  REPORTS ON FORM 8-K.

               The Company filed a Form 8-K on March 7, 1996 under Item 5 to reflect the Restructuring Transactions. The Company also filed a Form 8-K on April 8, 1996 under Item 5 to reflect an investment i n the Company by Software Investments Limited and Care Corporatio n Limited, and a settlement agreement with Clarendon National Insurance Company, each of which occurred during the quarter.

                           WARNER INSURANCE SERVICES, INC.
                                   AND SUBSIDIARIES

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WARNER INSURANCE SERVICES, INC.




     May 14, 1996                            By: /s/ Alfred J. Moccia
                                                ------------------------------
                                                Alfred J. Moccia
                                                President and Chief
                                                Executive Officer





     May 14, 1996                            By: /s/ Raul F. Calvo
                                                ------------------------------
                                                Raul F. Calvo
                                                Vice President

                               EXHIBIT INDEX



         Exhibit             Description
         -------             -----------

           27                Financial Data Schedule