Form 10-Q/A
period 1996-03-31
WARNER INSURANCE SERVICES INC
filed 1996-05-16
CIK 737300

=========================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      ----------

                                    FORM 10-Q/A

                                  AMENDMENT NO. 1

           (To change the reference from "unaudited" to "audited" in the
       December 31, 1995 columns of the Consolidated Balance Sheets contained in Part I, Item 1 on Form 10-Q for the period ended March 31, 1996)


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

                                                    (unaudited)     (audited)


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

                                             WARNER INSURANCE SERVICES, INC.




     May 16, 1996                            By: /s/ Alfred J. Moccia
                                                ------------------------------
                                                Alfred J. Moccia
                                                President and Chief
                                                Executive Officer





     May 16, 1996                            By: /s/ Raul F. Calvo
                                                ------------------------------
                                                Raul F. Calvo
                                                Vice President