Form 10-Q/A
period 1996-03-31
WARNER INSURANCE SERVICES INC
filed 1996-05-29
CIK 737300

=========================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      ----------


                                     FORM 10-Q/A

                                   AMENDMENT NO. 2

            (To insert the figure "500,000" on the line item entitled
        Deferred income taxes under the Three Months Ended March 31, 1995 column of the Consolidated Statements of Cash Flows)


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



                                                         Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                       1996               1995
                                                       ----               ----

     Cash flows from operating activities:
        Net loss from continuing operations  . .   $  (798,006)    $(2,158,060)
        Adjustments to reconcile net loss to net
           cash used for operating activities:
           Depreciation  . . . . . . . . . . . .        67,988          86,109
           Amortization of capitalized
            software . . . . . . . . . . . . . .       168,189          83,333
           Accounts receivable . . . . . . . . .    (2,205,305)     (1,699,635)
           Income taxes receivable . . . . . . .     2,300,000        (248,560)

           Deferred income taxes . . . . . . . .            --         500,000

           Prepaid expenses  . . . . . . . . . .      (529,672)       (473,687)
           Other assets  . . . . . . . . . . . .      (562,858)         43,242
           Accounts payable  . . . . . . . . . .       279,717         415,382
           Accrued liabilities . . . . . . . . .       222,054       2,608,453
           Unearned revenue  . . . . . . . . . .       (89,405)        454,565
                                                   ------------    -----------

     Net cash used for continuing
      operating activities . . . . . . . . . . .    (1,147,298)       (388,858)
                                                   ------------    ------------

        Loss from discounted operations  . . . .           --       (1,329,532)
        Decrease in net liabilities of
         discontinued operations . . . . . . . .    (8,648,368)     (1,177,697)
                                                   ------------    ------------
     Net cash used for discontinued
      operating activities . . . . . . . . . . .    (8,648,368)     (2,507,229)
                                                   ------------    ------------
     Net cash used for operating activities  . .    (9,795,666)     (2,896,087)
                                                   ------------    ------------
     Cash flows from investing activities:
        Proceeds from sale of fixed
           maturity investments  . . . . . . . .            --       1,947,500
        Capital expenditures . . . . . . . . . .            --         (26,064)
        Software license . . . . . . . . . . . .    (5,000,000)             --
        Capitalized software expenditures  . . .      (108,787)             --
                                                   ------------    ------------

     Net cash (used for) provided
      from investing activities  . . . . . . . .    (5,108,787)      1,921,436
                                                   ------------    ------------

     Cash flows from financing activities:
        Credit line borrowings . . . . . . . . .            --      (2,000,000)
        Net proceeds from issuance
            of common stock  . . . . . . . . . .    15,077,120          12,335
                                                   -----------     ------------
     Net cash provided from
       (used for) financing activities . . . . .    15,077,120      (1,987,665)
                                                   -----------     ------------

     Change in cash and cash equivalents . . . .       172,667      (2,962,316)
     Cash and cash equivalents
       beginning of period . . . . . . . . . . .     1,576,745       6,407,801
                                                   -----------     ------------


     Cash and cash equivalents end of period . .   $ 1,749,412     $ 3,445,485
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

                                             WARNER INSURANCE SERVICES, INC.




     May 28, 1996                            By: /s/ Alfred J. Moccia
                                                ------------------------------
                                                Alfred J. Moccia
                                                President and Chief
                                                Executive Officer





     May 28, 1996                            By: /s/ Raul F. Calvo
                                                ------------------------------
                                                Raul F. Calvo
                                                Vice President