Form 10-Q
period 1996-06-30
COVER ALL TECHNOLOGIES INC
filed 1996-08-13
CIK 737300

================================================================

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549
                                  -----------------

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTER ENDED JUNE 30, 1996

                            COMMISSION FILE NUMBER 0-13124

                            COVER-ALL TECHNOLOGIES INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                    13-2698053
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                  18-01 POLLITT DRIVE, FAIR LAWN, NEW JERSEY  07410
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
               YES  X              NO
                   ---               ----


                   Number of shares outstanding at August 2, 1996:

             16,716,897 shares of Common Stock, par value $.01 per share.

     ========================================================================

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                    June 30, 1996

                                                                        Page No.
                                                                       ---------

     PART I - FINANCIAL INFORMATION

          Item 1 - Financial Statements

                   Consolidated Balance Sheets
                   June 30, 1996 and December 31, 1995. . . . . . . . .    2-3

                   Consolidated Statements of Operations
                   Three and Six Months Ended June 30, 1996
                   and 1995 . . . . . . . . . . . . . . . . . . . . . .      4

                   Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 1996 and 1995. . . . . . .    5-6

                   Notes to Consolidated Financial Statements . . . . .   7-11

          Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. . . .  12-14

     PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .  14-15


     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

                            PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

                              COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                  JUNE 30,       DECEMBER
                                                   1996          1995
                                                  ----------     --------
                                                  (unaudited)    (audited)
     ASSETS

     Current assets:
       Cash and cash equivalents . . . . . . . .  $ 3,584,889    $ 1,576,745
       Accounts receivable, less allowance for
        doubtful accounts of $306,341 and none .    1,486,506      1,763,890
       Income taxes receivable . . . . . . .            --         2,300,000
       Prepaid expenses. . . . . . . . . . . . . .    369,495          5,355
                                                  -----------    -----------

         Total current assets. . . . . . . . .      5,440,890      5,645,990
                                                  -----------    -----------

     Property and equipment, at cost:
       Furniture, fixtures and equipment . . . .    3,021,159      3,095,529

       Less accumulated depreciation . . . . . . . (2,495,071)    (2,369,873)
                                                  -----------    -----------
           Property and equipment-net. . . . .        526,088        725,656

     Software license, less amortization
        of $125,001                                 4,874,999         --
                                                  -----------    -----------

     Capitalized software, less amortization
       of $838,085 and $489,227. . . . . . . .      1,652,734      1,510,782
                                                  -----------    -----------

     Other assets. . . . . . . . . . . . . .          178,056        486,726
                                                  -----------    -----------
                                                  $12,672,767    $ 8,369,154
                                                  ===========    ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Current liabilities:
       Accounts payable. . . . . . . . . . . .    $   743,401    $   955,060
       Accrued liabilities . . . . . . . . . . . . .2,980,576      4,123,641
       Unearned revenue. . . . . . . . . . . . . .    305,000        635,564
       Liabilities in excess of assets of ISD
        business discontinued in 1996 . . . . . .      --          8,648,368
                                                  -------------  ------------

         Total current liabilities . . . . . . .    4,028,977     14,362,633
                                                  ------------   ------------

     Deferred income taxes . . . . . . . . . .         20,000         20,000
                                                  ------------   ------------

     Commitments and contingencies (Note 4)

     Stockholders' equity (deficit):
       Common stock, $.01 par value; authorized
       30,000,000 shares, issued 17,350,258 and
       9,194,890 shares. . . . . . . . . . . .        173,503         91,949

       Warrants outstanding. . . . . . . . . . . .    455,729           --

       Capital in excess of par value. . . . . .   26,592,711     10,414,253





       Accumulated (deficit) . . . . . . .. . .   (16,030,946)   (13,952,474)

       Treasury stock at cost - 633,986 shares .   (2,567,207)    (2,567,207)
                                                  ------------   -----------

         Total stockholders' equity (deficit).      8,623,790     (6,013,479)
                                                  ------------   ------------

                                                 $ 12,672,767     $ 8,369,154
                                                  ============   ============



     See accompanying notes.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                 June 30,                  June 30,
                         -----------------------  ------------------------
                         1996           1995            1996          1995
                      ----------   -----------    -----------    ----------
     Revenues:
       Licenses       $   502,241  $   402,337    $   707,242    $   838,322
       Maintenance        528,333      296,981      1,035,437        501,566
       Professional
          services        866,387      226,068      1,274,385        639,198
                       ----------   ----------    ----------     -----------
                        1,896,961      925,386        3,017,064    1,979,086
                       -----------  -----------   ----------     -----------
     Costs and expenses:
       Research and
       development
         expenses         1,219,328       312,815   2,176,892      1,336,735
       Cost of sales        623,700       297,607     916,767        595,061
       Sales and marketing  203,577       101,717     321,736        217,287
       General and
         administrative   1,130,822       493,637   1,680,141      1,103,453
       Special charges      --              --         --          1,165,000
                         -----------   -----------  -----------    ---------
                          3,177,427     1,205,776   5,095,536      4,417,536
                       -----------     -----------  -----------    ---------
     Loss from
       continuing
       operations      (1,280,466)    (280,390)    (2,078,472)    (2,438,450)
     Loss from
       discontinued
       operations       --          (3,102,807)        --         (4,432,339)
                     -----------   -----------    -----------    ------------

     Net loss         $(1,280,466)  $(3,383,197)  $(2,078,472)   $(6,870,789)

                      ===========    ===========  ===========    ===========

     Loss per share from
        continuing
        operations    $(     0.08) $(     0.03)   $(     0.16)   $(     0.28)
                     ===========   ===========    ===========    ===========
     Net loss per
        share       $(     0.08)   $(     0.40)   $(     0.16)   $(     0.80)
                    ===========    ===========    ===========    ===========
     Weighted average
       number of
       common shares
       outstanding   16,314,436      8,560,904     13,014,557      8,557,709
                    ===========    ===========    ===========    ===========

     See accompanying notes.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                         SIX MONTHS ENDED
                                                             June 30,
                                                   ---------------------------
                                                       1996         1995
                                                   -----------  ------------
     Cash flows from operating activities:
       Net loss from continuing operations . . . . .$(2,078,472)  $(2,438,450)
       Adjustments to reconcile net loss to net
         cash used for operating activities:
         Depreciation. . . . . . . . . . . . . . . .    168,741     170,757
         Amortization of capitalized software
          and software license . . . . . . . . . . .    473,859     182,433
         Accounts receivable . . . . . . . . . .        277,384  (1,985,720)
         Income taxes receivable . . . . . . . . . .  2,300,000   2,136,028
         Deferred income taxes . . . . . . . . . . .    --          500,000
         Prepaid expenses. . . . . . . . . . . . . .   (364,140)   (344,430)
         Other assets. . . . . . . . . . . . . . . .    308,670      54,452
         Accounts payable. . . . . . . . . . . . . .   (211,659)   (133,752)
         Accrued liabilities . . . . . . . . . . . . (1,077,925)  2,213,685
         Unearned revenue. . . . . . . . . . . . . .   (330,564)    148,137
                                                      ----------   ---------
     Net cash (used for) provided from continuing
       operating activities. . . . . . . . . . . . .  (534,106)     503,140
                                                   -----------  -----------

       Loss from discontinued operations . . . .        --       (4,432,339)
       Decrease in net liabilities of discontinued
         operations. . . . . . . . . . . . . . . . . (1,670,028)    272,489
                                                   -----------  -----------

     Net cash used for discontinued operating
       activities. . . . . . . . . . . . . . . . . . (1,670,028) (4,159,850)
                                                     -----------  -----------
     Net cash used for operating activities. . . . . (2,204,134) (3,656,710)
                                                       ---------- -----------
     Cash flows from investing activities:
       Proceeds from sale of fixed maturity
         investments . . . . . . . . . . . . . . . .     --          3,872,500
       Capital expenditures. . . . . . . . . . . . .     (34,313)     (21,726)
       Capitalized software expenditures . . . . . .    (490,810)    (524,881)
                                                   --------------   -----------
     Net cash (used for) provided from investing
       activities. . . . . . . . . . . . . . . . . .    (525,123)    3,325,893
                                                   --------------   -----------
     Cash flows from financing activities:
       Payments on credit lines. . . . . . . . . . .      --        (2,000,000)
       Net proceeds from issuance of common stock. .   4,737,401        12,334
                                                   -----------     -----------
     Net cash provided from (used for) financing
       activities. . . . . . . . . . . . . . . . . .   4,737,401    (1,987,666)
                                                   -----------     -----------
     Change in cash and cash equivalents . . . . . .   2,008,144    (2,318,483)
     Cash and cash equivalents beginning of period .   1,576,745     6,407,801
                                                   -----------     -----------
     Cash and cash equivalents end of period . . . . $ 3,584,889   $ 4,089,318
                                                   ===========     ===========


     Supplemental disclosures of noncash investing and financing activities:

     Financing:
     ---------
     The Company in connection with the discontinuance of ISD issued Common Stock and Warrants for $6,978,340 as a result of the restructuring agreement. (See Note 2.)

     Investing:
     ---------
     The Company acquired a software license from Care by issuing Common Stock valued at $5,000,000. (See Note 6.)



     See accompanying notes.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1 - GENERAL

     For a summary of significant accounting policies, refer to Note 2 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1995. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior year have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

     In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995 and the results of operations for the three-and six- month periods ended June 30, 1996 and 1995, and the cash flows for the six-month periods ended June 30, 1996 and 1995. Such adjustments are of a normal and recurring nature. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for a full year.


     NOTE 2 - DISCONTINUED OPERATIONS

     Insurance Services Division ("ISD") revenues decreased substantially in 1995 because of lower fees attributable to the reduced number of policies and claims being handled on contracts that were winding down or were completed. As a result, ISD had been suffering losses and operating under considerable uncertainty as a result of the pendency of lawsuits with certain affiliates of The Robert Plan Corporation as described in Note 4. In March 1996, the Company entered into a series of agreements which provided for the transfer and discontinuance of its ISD operations and the issuance of the Company's Common Stock and Warrants to certain customers of the ISD business in exchange for the release of the Company from its obligations to provide insurance services to ISD customers and to The Robert Plan Corporation in exchange for the settlement and dismissal of lawsuits with The Robert Plan Corporation. Effective March 1, 1996, the Company has discontinued providing insurance processing services to the automobile insurance industry. These agreements have resulted in a net loss reported in 1995 of $749,758, which included a provision for estimated ISD losses in 1996 prior to the March 1 effective date of the settlement.

     As a part of the restructuring transactions, the Company transferred certain assets, employees, contracts and leased premises relating to its ISD business to a subsidiary of The Robert Plan Corporation, which has replaced the Company as the provider of insurance services to the ISD customers. In exchange for settling the lawsuits, releasing the Company's obligations to provide insurance services under its contracts and executing the mutual releases, the Company issued to certain of the ISD customers and certain parties to the litigation: (a) a total of 3,256,201 shares of the Company's Common Stock, (b) five-year Warrants to purchase up to an additional aggregate of 1,553,125 shares of the Company's Common Stock at $2.00 per share and (c) cash of $2.5 million. The Company had the option, exercisable for a period of six months to (i) purchase 50 percent of the aforementioned 3,256,201 shares at a cash price equal to the greater of $3.00 or 50 percent of the then market price of a share of the Company's Common Stock and (ii) acquire 50 percent of the 1,553,125 Warrants at a cash price equal to $1.00 per Warrant. On March 31, 1996, the Company assigned its aforementioned repurchase option applicable to the Company's Common Stock and Warrants to Software Investments Limited ("SIL"), which SIL subsequently exercised, all as discussed in Note 6. As a result of the issuance of shares described in Note 6, the antidilution provisions of the Warrants require an adjustment of shares to 1,725,694 from 1,553,125 and a price adjustment to $1.80 from $2.00 per share.

     Accordingly, ISD operations for the three- and six-month periods ended June 30, 1995, have been reclassified and are included in the Consolidated Statements of Operations as discontinued operations.

     In late 1993, the Company established Alerion, a wholly-owned property/casualty insurance subsidiary. By early 1994, the Company had funded Alerion with approximately $10 million of cash and securities and Alerion entered into a reinsurance agreement with Clarendon National Insurance Company ("Clarendon") to reinsure a portion of the risk on certain insurance policies written by a primary insurer. In late 1994, the Company decided to discontinue assuming any underlying insurance risk.
     This was accomplished by Alerion commuting all its rights and obligations under the reinsurance contract back to Clarendon and paying to Clarendon all amounts received in excess of payments made since the inception. In 1996, Alerion surrendered its Certificate of Authority to transact insurance business in New Jersey.


     NOTE 3 - COVER-ALL

     With the discontinuance of ISD, COVER-ALL Systems, Inc. ("COVER-ALL"), a wholly-owned subsidiary, is the Company's only active operation. Accordingly, COVER-ALL operations for the three- and six-month periods ended June 30, 1996 and 1995 are classified in the Consolidated Statements of Operations as continuing operations.

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

     On February 2, 1995, Sol M. Seltzer commenced an action in the Supreme Court of New York against Mr. Krieger, the then Chairman of the Board and former President of the Company, and each of the other then members of the Board of Directors. The plaintiff, Sol M. Seltzer, who purported to sue derivatively on behalf of the Company and COVER-ALL, sought among other things, compensatory damages in an amount to be determined at trial and punitive damages in an aggregate amount of $12 million. The Company, and the other defendants, vigorously contested Mr. Seltzer's claims and on July 23, 1996 won a motion to dismiss the case.

     On February 6, 1995, the Company commenced an action in the Superior Court of New Jersey against Sol M. Seltzer, a former vice president of the Company and a director of COVER-ALL, alleging fraud, mismanagement, negligence, misrepresentation, and breach of fiduciary duty with respect to the development and implementation of COVER-ALL's TAS 2000 software product. The Company seeks compensatory and punitive damages in an amount to be determined at trial. Discovery has not been completed in this case. A trial date in October 1996 has been scheduled.

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


     NOTE 6 - SALE OF STOCK AND WARRANTS ON MARCH 31, 1996

     On March 31, 1996, the Company entered into a series of transactions with Software Investments Limited ("SIL") and Care Corporation Limited ("Care") whereby the Company:

          (A) sold to SIL for total proceeds of $3,022,391: (i) 1,412,758 shares of the Company's Common Stock for $2.00 per share and (ii) five-year Warrants to purchase an aggregate of 196,875 shares of the Company's Common Stock exercisable at $2.00 per share for $1.00 per Warrant ($196,875).

          (B)  assigned to SIL the rights it retained in the settlement (see
     Note 2) to repurchase within six months 1,628,100 shares of the Company's Common Stock for the greater of $3.00 per share or 50 percent of the then market price of the Company's Common Stock and its rights to purchase from the Warrant holders for $1.00 per share five-year Warrants to acquire 776,562 shares of the Company's Common Stock at $2.00 per share. As a result of the issuance of the above mentioned shares, the antidilution provisions of the Warrants require an adjustment from 776,562 shares at $2.00 per share to 862,847 shares at $1.80 per share.

     On May 1, 1996, SIL acquired 1,628,101 shares of the Company's Common Stock at $3.00 per share, and at $1.00 per Warrant, 776,562 Warrants to acquire 776,562 shares of the Company's Common Stock at $2.00 per share. SIL exercised these Warrants on May 6, 1996, resulting in the Company receiving $1,553,124 in additional equity. An additional 86,285 shares were issued to SIL as a result of the change in the aggregate number of shares underlying the Warrants pursuant to the antidilution provisions in the Warrants as described above in Note 2.

     In addition, the Company was granted by Care the exclusive license for the Care software systems for use in the workers' compensation and group health claims administration markets in Canada, Mexico and Central and South America. In exchange for this license, the Company has issued to Care 2,500,000 shares of the Company's Common Stock. If during the three years after closing, this license results in $5,000,000 or more in revenues by the Company, then the shares will be fully earned. Otherwise, depending upon the level of revenue reached, the Company will have the right to repurchase portions of the shares at $.01 per share based upon the level of revenues actually achieved. Under certain circumstances, based upon aggregate net sales in excess of $10,000,000 from a maximum of two separate sales during such three-year period, the Company may be required to grant to Care five-year Warrants to buy an additional 1,000,000 shares of the Company's Common Stock at $2.00 per share.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total revenues for the three months ended June 30, 1996 were $1,896,961 as compared to $925,386 for the same period in 1995. License fees were $502,241 for the three months ended June 30, 1996 compared to $402,337 in the same period in 1995. For the three months ended June 30, 1996, maintenance revenues were $528,333 compared to $296,981 in the same period of the prior year due to renegotiations of all contracts resulting in higher fees to customers and an increased customer base. Professional services revenue contributed $866,387 in the three months ended June 30, 1996 compared to $226,068 in the second quarter of 1995 as a result of new contracts signed and customers requesting additional modifications to the existing systems. For the six months ended June 30, 1996, total revenues were $3,017,064 as compared to $1,979,086 in the same period of the prior year due to increased maintenance revenues as discussed above and increased professional services from the Company's newest product line entitled Total Administrative Solution ("TAS 2000"). TAS 2000 is a suite of computer applications for property/casualty and health care insurers designed to enable a client-driven re-engineering of the insurer's business processes. For the six months ended June 30, 1996, the revenues from the TAS 2000 product line were $1,271,496 compared to $450,662 in the same period of the prior year as a result of new contracts signed and the successful completion of the existing contracts.

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

     Total expenses for the three- and six-months ended June 30, 1996 were $3,177,427 and $5,095,536 compared to $1,205,776 and $4,417,536 for the same periods in 1995 primarily as a result of increased research and development costs relating to the TAS 2000 product line and additional costs related to increased revenues, and selling, general and administrative expenses. COVER-ALL's business is characterized by rapid technological change, and its success depends on its ability to keep its products current based on new technologies. COVER-ALL must maintain ongoing research and development programs to add value and expand to its suite of products resulting in research and development expenditures constituting a significant percentage of expenses. Sales and marketing expenses for the three- and six-months ended June 30, 1996 were $203,577 and $321,736 compared to $101,717 and $217,287 for the same periods in 1995 primarily due to the hiring of additional personnel and increased marketing initiatives. General and administrative expenses increased for the three- and six-months to $1,130,822 and $1,680,141 from $493,637 and $1,103,453 for the same periods in 1995 as a result of costs incurred related to the negotiations with SIL and Care, additional staffing and provision for doubtful accounts.

     The Company recently ceased and terminated negotiations for a significant development contract between the Company and a prospective customer for certain of the Company's COVER-ALL products. In spite of the short-term setback, the long-term prospects remain positive. COVER-ALL has successfully installed and tested certain modules of its system and customer interest has grown significantly. Revenues are expected to continue to increase over the next two quarters.

     The Company's continued success in the near future is dependent on certain contingencies which may not occur in the time frames anticipated or otherwise. These contingencies include the successful completion of continuing developmental efforts under existing software contracts within anticipated time frames or otherwise, the successful negotiation, execution and implementation of anticipated new software contracts, the successful utilization of additional personnel in the marketing and technical areas, the continuing favorable responses to the Company's products from existing and potential new customers, and the Company's ability to complete development and sell and license its products at prices which result in sufficient revenues to cover costs and realize profits.

     Liquidity and Capital Resources
     -------------------------------

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

     As a result of the restructuring transactions described in Note 2 and the series of transactions with Software Investment Limited and Care Corporation Limited that are described in Note 6, the Company has a positive net worth at June 30, 1996 of approximately $9 million compared to a deficit of $6 million at December 31, 1995, a $15 million increase to stockholders' equity.

     Cash flows from continuing operations were negative in the first six months of 1996 by $.5 million as compared with positive cash flows of $.5 million in the same period in 1995 primarily due to payment of certain liabilities related to the discontinued operations not transferred by the Company to a subsidiary of The Robert Plan Corporation.



                             PART II - OTHER INFORMATION


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on June 20, 1996. At the Meeting, the stockholders of the Company elected a class of two directors, consisting of Alfred J. Moccia and Mark D. Johnston, to serve for a three-year term and until their successors have been elected and qualified. The following table sets forth the results of the votes cast for directors at the Meeting:

     Director            Votes For      Votes Withheld
     --------            ---------      --------------

     Alfred J. Moccia    14,395,187      615,895

     Mark D. Johnston    14,473,796      537,286


     The stockholders of the Company also approved an amendment to the Certificate of Incorporation of the Company to change the name of the Company from Warner Insurance Services, Inc. to Cover-All Technologies Inc. by the requisite vote of a majority of the outstanding shares of Common Stock entitled to vote on such proposal. There were 14,961,851 shares cast in favor of the proposal and 22,151 shares cast against such proposal.

     The stockholders also approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 to 30,000,000 by the requisite vote of a majority of the outstanding shares of Common Stock entitled to vote on such proposal.
     There were 14,261,973 shares cast in favor of the proposal and 718,803 shares cast in opposition thereto.


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.
               ---------

                 3(a) Certificate of Amendment of Certificate of Incorporation of the Registrant filed on June 21, 1996 [incorporated by reference to Exhibit 3(e) to the Registrant's Registration Statement on Amendment No. 1 to Form S-3 (File No. 333-6131) filed on July 10, 1996].

                 3(b)*   Bylaws of the Registrant, as amended.

                 27*	 Financial Data Schedule.

             (b) Reports on Form 8-K.
                 --------------------

                 The Company filed a Form 8-K on July 1, 1996 under Item 5 to reflect the events of the Annual Meeting of Stockholders.



     * Filed herewith.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               COVER-ALL TECHNOLOGIES INC.


     August 13, 1996                           By: /s/ Alfred J. Moccia
                                                  ---------------------
                                                    Alfred J. Moccia
                                                    Chairman and Chief
                                                    Executive Officer


     August 13, 1996                            By: /s/ Raul F. Calvo
                                                ------------------------
                                                    Raul F. Calvo
                                                 Corporate Vice President

                                    EXHIBIT INDEX
                                    -------------

             3(b)	Bylaws of the Registrant, as amended.

             27  	Financial Data Schedule.