Form 10-Q
period 1996-09-30
COVER ALL TECHNOLOGIES INC
filed 1996-11-14
CIK 737300

=================================================================

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                    -------------

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended September 30, 1996

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

                  Number of shares outstanding at November 4, 1996:

             16,716,897 shares of Common Stock, par value $.01 per share.

          =================================================================

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                  September 30, 1996


                                                                   Page No.
                                                                   --------


          PART I FINANCIAL INFORMATION

               Item 1 - Financial Statements

                         Consolidated Balance Sheets
                         September 30, 1996 and December 31, 1995 . . . 2 -3

                         Consolidated Statements of Operations
                         Three and Nine Months Ended September 30, 1996
                         and 1995 . . . . . . . . . . . . . . . . . . .    4

                         Consolidated Statements of Cash Flows
                         Nine Months Ended September 30, 1996
                         and 1995 . . . . . . . . . . . . . . . . . .  5 - 6

                         Notes to Consolidated Financial Statements. . 7 - 11

               Item 2 -  Management's Discussion and Analysis of
                         Financial Condition and Results
                         of Operations . . . . . . . . . . . . . . .  12 - 14


          PART II  - OTHER INFORMATION . . . . . . . . . . . . . .         14


          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    15

                            PART I - FINANCIAL INFORMATION

          Item 1 - Financial Statements

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                        September 30,  December 31,
                                            1996           1995
                                        -------------  ------------
                                        (unaudited)     (audited)
          ASSETS

          Current assets:
            Cash and cash equivalents . $ 1,585,544 $1,576,745 Accounts receivable, less allowance for
             doubtful accounts of
             $284,132 and none  . . . .     865,548      1,763,890
            Income taxes receivable . .        -         2,300,000
            Prepaid expenses  . . . . .     130,674          5,355

                                         -----------    -----------
              Total current assets  . .   2,581,766      5,645,990
                                        -----------    -----------
          Property and equipment, at cost:
            Furniture, fixtures and
            equipment . . . . . . . . .   3,068,124      3,095,529

            Less accumulated
            depreciation  . . . . . . .  (2,582,738)    (2,369,873)
                                        -----------    -----------
                Property and
                equipment-net     . . .     485,386        725,656
                                        -----------    -----------
          Software license, less
            amortization of $250,000  .   4,750,000         -

          Capitalized software,
            less amortization
            of $1,059,572 and $489,227    2,048,977      1,510,782

          Other assets  . . . . . . . .     172,073        486,726
                                        -----------    -----------
                      . . . . . . . . . $10,038,202    $ 8,369,154
                                        ===========    ===========


          See accompanying notes.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS (Continued)

                                             September 30,  December 31,
                                                 1996           1995
                                             -------------  ------------
                                              (unaudited)     (audited)

          LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)

          Current liabilities
            Accounts payable . . . . .            676,167      955,060
            Accrued liabilities. . . .          2,372,908    4,123,641
            Unearned revenue . . . . .            803,406      635,564
            Liabilities in excess of
              assets of ISD business
              discontinued in 1996 . .                 --    8,648,368
                                               ----------   ----------

              Total current liabilities         3,852,481   14,362,633
                                               ----------   ----------

          Deferred income taxes. . . .                 --       20,000
                                               ----------   ----------

          Commitments and contingencies
           (Note 4)

          Stockholders' equity (deficit):
            Common stock, $.01 par value;
            authorized 30,000,000 shares,
            issued 17,350,883 and
            9,194,890 shares . . . . .            173,509       91,949

            Warrants outstanding . . .            455,729           --

            Capital in excess of par
             value . . . . . . . . . .         26,593,799   10,414,253

            Accumulated (deficit). . .        (18,470,109) (13,952,474)

            Treasury stock at cost
            633,986 shares. . . . . . .        (2,567,207)  (2,567,207)
                                               ----------   ----------
              Total stockholders'
              equity (deficit). . . . .         6,185,721  (6,013,479)
                                               ----------   ----------
                                             $ 10,038,202 $  8,369,154
                                               ==========   ==========

          See accompanying notes.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)


                                                   Three Months Ended
                                                      September 30,

                                                   1996         1995
                                              -----------  -----------
          Revenues:
            Licenses. . . . . . . . . . .     $    27,941  $   389,542
            Maintenance . . . . . . . . .         490,908      422,726
            Professional services . . . .         533,609      323,245
                                              -----------  -----------
                                                1,052,458    1,135,513
                                              -----------  -----------
          Costs and expenses:
            Research and development. . .         996,822      405,743
            Cost of sales . . . . . . . .         542,789      373,344
            Sales and marketing . . . . .         489,155      121,198
            General and administrative. .       1,069,983      623,286
            Special charges . . . . . . .              --           --
                                             ------------  -----------
                                                3,098,749    1,523,571
                                             ------------  -----------
          Loss from continuing operations (2,046,291) (388,058) Loss from discontinued
            operations. . . . . . . . . .     (  392,872)  (1,127,762)
                                             ------------  -----------
          Net loss. . . . . . . . . . . .    $(2,439,163)  (1,515,820)
                                             ============  ===========

          Loss per share from continuing
            operations. . . . . . . . . .    $(     0.12)  $(    0.05)
                                             ============  ===========

          Net loss per share. . . . . . .    $(     0.15)  $(    0.18)
                                             ============  ===========
          Weighted average number of
           common shares outstanding. . .      16,716,700    8,560,904
                                             ============  ===========


                                                   Nine Months Ended
                                                      September 30,

                                                   1996         1995
                                              -----------  -----------
          Revenues:
            Licenses. . . . . . . . . . .    $    735,183  $ 1,227,864
            Maintenance . . . . . . . . .       1,526,345      924,292
            Professional services . . . .       1,807,994      962,443
                                              -----------  -----------
                                                4,069,522    3,114,599
                                              -----------  -----------
          Costs and expenses:
            Research and development. . .       3,173,714    1,742,478
            Cost of sales . . . . . . . .       1,459,556      968,405
            Sales and marketing . . . . .         810,891      338,485
            General and administrative. .       2,750,124    1,726,739
            Special charges . . . . . . .              --    1,165,000
                                             ------------  -----------
                                                8,194,285    5,941,107
                                             ------------  -----------
          Loss from continuing operations     (4,124,763) (2,826,508)
          Loss from discontinued
            operations. . . . . . . . . .     (  392,872)  (5,560,101)
                                             ------------ ------------
          Net loss. . . . . . . . . . . .    $(4,517,635) $(8,386,609)
                                             ============  ===========

          Loss per share from continuing
            operations. . . . . . . . . .    $(     0.29)  $(    0.33)
                                             ============  ===========

          Net loss per share. . . . . . .    $(     0.32)  $(    0.98)
                                             ============  ===========
          Weighted average number of
           common shares outstanding. . .      14,248,605    8,558,774
                                             ============  ===========



          See accompanying notes.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                     1996          1995
                                                 -----------   -----------
          Cash flows from operating activities:
            Net loss from continuing
            operations  . . . . . . . . . . . . .  $(4,124,763) $(2,826,508)
            Adjustments to reconcile net loss to net
              cash used for operating activities:
              Depreciation . . . . . . . . . .       261,823       254,619
              Amortization of capitalized
               software and software license .       820,345       324,902
              Accounts receivable  . . . . . .       898,342     (434,438)
              Income taxes receivable. . . . .     2,300,000       136,028
              Deferred income taxes. . . . . .       (20,000)    2,500,000
              Prepaid expenses . . . . . . . .      (125,319)    (211,627)
              Other assets . . . . . . . . . .       314,653         3,890
              Accounts payable . . . . . . . .      (278,893)       43,634
              Accrued liabilities. . . . . . .    (1,691,008)      865,063
              Unearned revenue . . . . . . . .       167,842      (27,411)
                                                 -----------   -----------
          Net cash (used for) provided
            by continuing
            operating activities . . . . . . .    (1,476,978)      628,152
                                                 -----------   -----------
            Loss from discontinued
            operations . . . . . . . . . . . .     (392,872)   (5,560,101)
            (Decrease) increase in net
            liabilities of discontinued
            operations. . . . . . . . . . . . . . (1,670,028)   1,715,950
                                                 -----------    -----------
          Net cash used for discontinued
            operating activities . . . . . . .    2,062,900)   (3,844,151)
                                                -----------    -----------
          Net cash used for operating
            activities . . . . . . . . . . . .  (3,539,878)    (3,215,999)
                                                -----------    -----------
            Cash flows from investing
            activities:
            Proceeds from sale of fixed
             maturity investments  . . . . . .       --          3,872,500
            Capital expenditures . . . . . . .      (81,278)      (29,557)
            Capitalized software
             expenditures  . . . . . . . . . .   (1,108,540)     (956,826)
                                                -----------    -----------
          Net cash (used for) provided
            by investing activities  . . . . .   (1,189,818)     2,886,117
                                                -----------    -----------
          Cash flows from financing
          activities:
            Payments on credit lines . . . . .       --        (2,000,000)
            Net proceeds from issuance of
             common stock. . . . . . . . . . .     4,738,495        12,335
                                                ------------   -----------
          Net cash provided by (used for)
            financing activities . . . . . . .     4,738,495   (1,987,665)
                                                ------------   -----------
          Change in cash and cash
            equivalents. . . . . . . . . . . .         8,799   (2,317,547)
          Cash and cash equivalents
          beginning of period. . . . . . . . .     1,576,745     6,407,801
                                                ------------   -----------

          Cash and cash equivalents
          end of period . . . . . . . . . . . . $  1,585,544   $ 4,090,254
                                                ============   ===========

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                     (unaudited)


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

          In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995 and the results of operations for the three-and nine-month periods ended September 30, 1996 and 1995, and the cash flows for the nine-month periods ended September 30, 1996 and 1995. Such adjustments are of a normal and recurring nature. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for a full year.


          NOTE 2 - DISCONTINUED OPERATIONS

          Insurance Services Division ("ISD") revenues decreased substantially in 1995 because of lower fees attributable to the reduced number of policies and claims being handled on contracts that were winding down or were completed. As a result, ISD had been suffering losses and operating under considerable uncertainty as a result of the pendency of lawsuits with certain affiliates of The Robert Plan Corporation as described in Note 4. In March 1996, the Company entered into a series of agreements which provided for the transfer and discontinuance of its ISD operations and the issuance of the Company's Common Stock and Warrants to certain customers of the ISD business in exchange for the release of the Company from its obligations to provide insurance services to ISD customers and to The Robert Plan Corporation in exchange for the settlement and dismissal of lawsuits with The Robert Plan Corporation. Effective March 1, 1996, the Company has discontinued providing insurance processing services to the automobile insurance industry. These agreements have resulted in a net loss reported in 1995 of $749,758, which included a provision for estimated ISD losses in 1996 prior to the March 1 effective date of the settlement. A loss of $392,872 from discontinued operations was recorded in the three- and nine-month periods ended September 30, 1996 as a result of the change in the loss adjustment expense accrual.

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

          Accordingly, ISD operations for the three- and nine-month periods ended September 30, 1995, have been reclassified and are included in the Consolidated Statements of Operations as discontinued operations.

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


          NOTE 3 - SPECIAL CHARGES

          With the discontinuance of ISD, COVER-ALL Systems, Inc. ("COVER-ALL"), a wholly-owned subsidiary, is the Company's only active operation. Accordingly, COVER-ALL operations for the three- and nine-month periods ended September 30, 1996 and 1995 are classified in the Consolidated Statements of Operations as continuing operations.

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

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

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

          On February 2, 1995, Sol M. Seltzer commenced an action in the Supreme Court of New York against Mr. Krieger, the then Chairman of the Board and former President of the Company, and each of the other then members of the Board of Directors. The plaintiff, Sol
          M. Seltzer, who purported to sue derivatively on behalf of the Company and COVER-ALL, sought among other things, compensatory damages in an amount to be determined at trial and punitive damages in an aggregate amount of $12 million. The Company, and the other defendants, contested Mr. Seltzer's claims and on July 23, 1996 won a motion to dismiss the case. Mr. Seltzer attempted to file a notice of appeal from the order of dismissal, but failed to do so in a timely manner. He has since motioned the court to recognize his notice of appeal and it is anticipated that the court will rule on such motion in the near future.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 4 - LITIGATION (CONTINUED)

          On February 6, 1995, the Company commenced an action in the Superior Court of New Jersey against Sol M. Seltzer, a former vice president of the Company and a director of COVER-ALL, alleging fraud, mismanagement, negligence, misrepresentation, and breach of fiduciary duty with respect to the development and implementation of COVER-ALL's TAS 2000 software product. The Company claimed compensatory and punitive damages in an amount to be determined at trial. The case was largely inactive pending the motion to dismiss Seltzer's New York action. After the dismissal of the New York case brought by Seltzer, the Company voluntarily dismissed the New Jersey case without prejudice.

          In addition to the above lawsuits, the Company is named as defendant in a number of legal actions arising from its operations. Those actions have been considered in establishing liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material adverse effect on the financial position or results of operations.


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

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 6 - SALE OF STOCK AND WARRANTS ON MARCH 31, 1996 (CONTINUED)

          On May 1, 1996, SIL acquired 1,628,101 shares of the Company's Common Stock at $3.00 per share, and at $1.00 per Warrant, 776,562 Warrants to acquire 776,562 shares of the Company's Common Stock at $2.00 per share. SIL exercised these Warrants on May 6, 1996, resulting in the Company receiving $1,553,124 in additional equity. An additional 86,285 shares were issued to SIL as a result of the change in the aggregate number of shares underlying the Warrants pursuant to the antidilution provisions in the Warrants as described in Note 2.

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

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES


          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Total revenues for the three months ended September 30, 1996 were $1,052,458 as compared to $1,135,513 for the same period in 1995. License fees were $27,941 for the three months ended September 30, 1996 compared to $389,542 in the same period in 1995. For the three months ended September 30, 1996, maintenance revenues were $490,908 compared to $422,726 in the same period of the prior year due to renegotiations of all contracts resulting in higher fees to customers and an increased customer base. Professional services revenue contributed $533,609 in the three months ended September 30, 1996 compared to $323,245 in the third quarter of 1995 as a result of new contracts signed and customers requesting additional modifications to the existing systems. For the nine months ended September 30, 1996, total revenues were $4,069,522 as compared to $3,114,599 in the same period of the prior year due to increased maintenance revenues as discussed above and increased professional services from the Company's newest product line entitled Total Administrative Solution ("TAS 2000"). TAS 2000 is a suite of computer applications for property/casualty and health care insurers designed to enable a client-driven re-engineering of the insurer's business processes. Along with being client/server and ORACLE based, TAS 2000 is approaching compliance with year 2000 requirements. Cover-All and ORACLE Corporation have formed a strategic alliance which aims to facilitate the advance of both organizations in the property and casualty insurance marketplace. For the nine months ended September 30, 1996, the revenues from the TAS 2000 product line were $1,671,368 compared to $913,988 in the same period of the prior year as a result of new contracts signed and the successful completion of the existing contracts.

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

          A loss from discontinued operations of $392,872 was recorded in the Statement of Operations for the quarter ended September 30, 1996 representing the change in the loss adjustment expense accrual.

          Total expenses for the three- and nine-months ended September 30, 1996 were $3,098,749 and $8,194,285 compared to $1,523,571 and
          $5,941,107 for the same periods in 1995 primarily as a result of increased research and development costs relating to the TAS 2000 product line, additional costs related to increased revenues and selling, general and administrative expenses. COVER-ALL's business is characterized by rapid technological change, and its success depends on its ability to keep its products current based on new technologies. COVER-ALL must maintain ongoing research and development programs to add value and expand to its suite of products resulting in research and development expenditures constituting a significant percentage of expenses. Sales and marketing expenses for the three- and nine-months ended September 30, 1996 were $489,155 and $810,891 compared to $121,198 and
          $338,485 for the same periods in 1995 due to the hiring and utilization of additional personnel and increased marketing initiatives. General and administrative expenses increased for the three- and nine-months to $1,069,983 and $2,750,124 from $623,286 and $1,726,739 for the same periods in 1995 as a result of costs incurred related to the negotiations with SIL and Care, additional staffing and provision for doubtful accounts.

          The Company is working toward fulfilling long-term objectives. In the Classic line, COVER-ALL has successfully installed and tested certain modules of its system and the Company has been pleased with growing customer interest. Because of the pipeline of new business, revenues are expected to increase over the next several quarters resulting in growth in its Classic line of business. The Classic production line is a set of LAN (Local Area Networks) based PC software packages designed to automate the rating and issuance tasks in the property and casualty industry.

          As mentioned above, COVER-ALL has formed an alliance with ORACLE related to the TAS 2000 product. ORACLE will provide technical assistance, consultative services as well as sales direction and support to the TAS 2000 market entry. The Company plans to complete some of the major components of the TAS 2000 product within the next several months. Future development of additional modules will be customer driven.

          COVER-ALL has commenced marketing efforts in the United Kingdom. A contract for the TAS 2000 product successfully installed in a large insurer in the United Kingdom is expected to expand in the next year. This successful installation has increased customer awareness of the TAS 2000 product in the United Kingdom and Europe.

          The preceding forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements. The Company's continued success in the near future is dependent on certain contingencies which may not occur in the time frames anticipated. These contingencies include the successful completion of continuing developmental efforts under existing software contracts within anticipated time frames or otherwise, the successful negotiation, execution and implementation of anticipated new software contracts, the successful utilization of additional personnel in the marketing and technical areas, the continuing favorable responses to the Company's products from existing and potential new customers, and the Company's ability to complete development and sell and license its products at prices which result in sufficient revenues to cover costs and realize profits.

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

          As a result of the restructuring transactions described in Note 2 and the series of transactions with Software Investment Limited and Care Corporation Limited that are described in Note 6, the Company has a positive net worth at September 30, 1996 of

                                COVER-ALL TECHNOLOGIES INC.
                                     AND SUBSIDIARIES

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


          approximately $6 million compared to a deficit of $6 million at December 31, 1995, a $12 million increase to stockholders' equity.

          Cash flows from continuing operations were negative in the first nine months of 1996 by $1.5 million as compared with positive cash flows of $.6 million in the same period in 1995 primarily due to payment of certain liabilities related to the discontinued operations not transferred by the Company to a subsidiary of The Robert Plan Corporation.

          The Company believes that current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs for the near term.



                              PART II OTHER INFORMATION


          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits.
                    --------

                    27.  Financial Data Schedule.

               (b)  Reports on Form 8-K.
                    -------------------

                    None.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                                      SIGNATURES
                                      ----------


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                COVER-ALL TECHNOLOGIES INC.

          November 14, 1996                       By: /s/ Alfred J. Moccia
                                                     ---------------------
                                                      Alfred J. Moccia
                                                      Chairman and Chief
                                                      Executive Officer





          November 14, 1996                       By: /s/ Raul F. Calvo
                                                     --------------------
                                                      Raul F. Calvo
                                                      Corporate Vice President