Form 10-K
period 1996-12-31
COVER ALL TECHNOLOGIES INC
filed 1997-04-15
CIK 737300

========================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     ___________

                                      FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


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

             Securities registered pursuant to Section 12(b) of the
             Act:
                                              Name of Each Exchange on
                  Title of Each Class             Which Registered
                   ------------------         ------------------------


              Common Stock, par value $.01
                       per share            Philadelphia Stock Exchange
               -------------------------    ---------------------------
             Securities registered pursuant to Section 12(g) of the
             Act:
             ----------------------------------------------------------
                        Common Stock, par value $.01 per share
                        -------------------------------------

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

      THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT APRIL 7, 1997 WAS $16,454,451.

                    NUMBER OF SHARES OUTSTANDING AT APRIL 7, 1997:

            16,720,297 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.


      THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JUNE 19, 1997, TO BE FILED WITH THE COMMISSION NOT LATER THAN 120 DAYS AFTER THE CLOSE OF THE REGISTRANT'S FISCAL YEAR, HAS BEEN INCORPORATED BY REFERENCE IN WHOLE OR IN PART FOR PART III, ITEMS 10, 11, 12 AND 13, OF THE DECEMBER 31, 1996 FORM 10-K
      =========================================================================

      ITEM 1.        BUSINESS
      ------         --------

      GENERAL
      -------

           Cover-All Technologies Inc. (the "Company"), a Delaware corporation formed in 1971, is a provider of state-of-the-art software products for the property/casualty insurance industry through its wholly-owned subsidiary, COVER-ALL Systems, Inc. ("COVER-ALL").

           Historically, the Company (formerly Warner Insurance Services, Inc.) also provided services to the automobile insurance industry including underwriting, policy maintenance and claims adjustment which was carried out by its Insurance Services Division ("ISD"). However, in March 1996, the ISD business was transferred to a subsidiary of The Robert Plan Corporation, in connection with the settlement of two lawsuits between the Company and The Robert Plan Corporation and the release of the Company from its obligations under long-term processing contracts with the customers of ISD, and therefore the activities of the ISD are reflected as discontinued operations as more fully described in Note 2 to the Consolidated Financial Statements.

           During March 1997, the Company announced several major changes as part of its overall strategy. Mr. Brian Magowan was named Chairman of the Board and Chief Executive Officer and Mr. Mark Johnston was named Chief Financial Officer. Four of the existing Board members resigned and two additional Board members, Messrs. Earl Gallegos and Ian Meredith, were added. Further, the Company raised $3 million of financing through the sale of 12 1/2% Convertible Debentures ("Debentures"), due March 2002. The Debentures are convertible into shares of Common Stock at $1.25 per share and carry certain restrictive covenants. See Note 12 to the Consolidated Financial Statements.

      OVERVIEW

           COVER-ALL offers standard as well as customized software application products together with implementation support services to the property/casualty insurance industry. The Company derives revenue from Software Contract Licenses to new and existing customers and from continuing Maintenance Fees for servicing the product. The Company also provides Professional Consulting Services to customize the software for specific uses.

           In December 1989, the Company purchased, through its wholly-owned subsidiary, the assets related to the exclusive proprietary rights to a PC-based software application for policy rating and issuance for property/casualty insurance companies. This acquired software has been enhanced and is the Company's "Classic" product line which is one of two current product lines.

           The Classic product line is a self-contained rating, issuance and transaction management application system utilized in the property/casualty insurance industry. This software was developed using the Microfocus COBOL language, and the Company has upgraded this product line for use in the Windows 95 operating system. The Company believes that this software product provides cost-effectiveness and flexibility for self-contained Local Area Network ("LAN") systems. The Classic product is in use in over 45 property/casualty insurance companies. Total Classic revenues were $3,654,587 for the year ended December 31, 1996 as compared to $2,752,055 and $1,926,822 for the years ended December 31, 1995 and 1994, respectively.

           Since 1993, COVER-ALL has been developing its second product line entitled the Total Administrative Solution ("TAS 2000") and, as of December 31, 1996, COVER-ALL completed several modules. TAS 2000 comprises an architecture and a suite of application development tools for property/casualty insurers designed to enable a client-driven re-engineering of an insurer's business processes. TAS 2000 applications run on commodity priced open computer systems and use state-of-the-art client/server software technology provided by Oracle Corporation. Total TAS 2000 revenues were $1,814,085 for the year ended December 31, 1996 as compared to

      $1,366,699 for the year ended December 31, 1995. There were no TAS 2000 revenues for the year ended December 31, 1994.

           In 1996, the Company was granted by Care Corporation Limited ("Care") the exclusive license for the Care software systems for use in the workers' compensation and group health claims administration markets in Canada, Mexico and Central and South America. The Care software is an integrated suite of computer applications for the administration of claims processing of workers' compensation. The software utilizes the "Open System" environment and, in particular, relational database technology. The product has been successfully deployed in Australia and the United States in Third Party Administration ("TPA") and self insured environments, including city and state government operations as well as with major private corporations. A feature of the software is the integration of advanced managed care algorithms and databases.

      PRODUCT DESCRIPTION
      -------------------

           CLASSIC PRODUCT LINE
           --------------------

           The Classic product line is a set of LAN based PC software packages designed to automate the rating and issuance tasks in the property and casualty insurance industry. Functionality includes rating and issuance for quoting new business, mid-term changes, cancellations, reinstatements and renewals. Multiple recipient copies of all relevant documentation for each of these transactions, including quote summaries, declaration pages and mandatory and optional manuscript forms, are printed by the system's print engine. This product life cycle functionality is supported for property and casualty lines of business in a user friendly system.

           The Company believes that the Classic product line brings to the customer many useful functions, features and capabilities. Some are line of business specific and some are line of business independent. These include:

           -  Clear and comprehensive data collection
           -  On-line system level, screen level, and field level help
           -  On-line ISO Commercial Lines Manual Tables and Footnotes
           -  Easy and direct system navigation
           -  Standard Bureau coverages and rates support
           -  Company customized coverages and rates support
           - Fully automated recipient driven issuance of declaration pages, worksheets, ID card, etc.
           -  Help Desk assistance
           -  Remote diagnostic and fix capabilities

           The Classic products were originally brought to the marketplace in the mid 1980's and subsequently have been enhanced to provide greater functionality and to better utilize newer technology. The Classic product line is based upon several specific proprietary design features. COVER-ALL has upgraded the Classic product line for use in the Windows 95 operating system. This makes it a Graphical User Interface ("GUI") application. This enhancement increases user friendliness and provides customers with an easier integration of peripheral support applications (e.g., imaging, work flow management, etc.).

           TAS 2000 PRODUCT LINE
           ---------------------

           The TAS 2000 product line was developed to be used for client/server Wide Area Network ("WAN") applications in the property/casualty industry. COVER-ALL created the TAS 2000 product line to better position itself to penetrate the larger customer market segment. The client/server architectural concept allows companies to take advantage of the power of distributed processing. The TAS 2000 product line currently includes the following application modules:

           -  Client Management
           -  End User Tools
           -  Agency Profile Management
           -  Product Developer
           -  Policy Administration

           The TAS 2000 has Windows compliant GUI to enhance its user friendliness. The TAS 2000 can be used on many different client/server hardware platforms and offers capability to process the voluminous transactions that are common to large scale insurance operations. The TAS 2000 is an architecture of open LAN and WAN based modules possessing varying elements of interdependence.

           The changing of the century is an issue which has never been faced in the computer industry and poses a massive problem for automation systems previously designed and currently being used. Companies must modify their systems to accommodate a four-digit year in order to properly affect the calculations and sorting routines which provide the core of their data processing accuracy. Although seemingly minor, this change requires finding, analyzing, implementing and testing tens of thousands of isolated incidents within millions of lines of source code. The cost for the industry can reach into the millions of dollars to affect proper change. The TAS 2000 product line already accommodates the advent of the new century. All of a customer's "date affected" programs must be fully tested for interoperatibility, as must any programs which transfer date sensitive data, to a customer's system, whether by Electronic Data Interchange ("EDI") or other means. Any such program, which has not been correctly changed to address the millennium issue, has the potential to corrupt the customer's database and cause a system failure.

           COVER-ALL intends to continue to enhance both of its product lines based on customer needs and changes in technology. COVER-ALL is also committed to maintaining a quality support service program for its customers.

      COMPETITIVE PRODUCTS
      --------------------

           The Company believes that its products offer customers certain advantages not available from COVER-ALL's competitors. The Classic product line has significant functionality and can accommodate specific customer requirements while retaining a single source integrated core system, thus making the system cost effective. TAS 2000's architecture is distinguished from competitive offerings by the integrated use of Oracle's relational database and the Designer 2000 and Developer 2000 tool sets. The underlying database and language used for the TAS 2000 products are the Oracle Relational Database Management System and the Oracle Cooperative Development Environment products. These products provide an integrated application environment. Through Oracle's tools, these new products take advantage of the power of Oracle Version 7 on over 90 different server platforms. This software allows processing to be centralized, dedicated to specific server(s) or clients or distributed across the network. The TAS 2000 product line was developed with an emphasis on quality from the conceptual design stage using Oracle CASE tools through to the physical coding and testing phases.

           COVER-ALL's competitors for both of its product lines are in most instances larger and financially stronger than the Company. The Classic product line competes primarily with three competitors who are also actively selling LAN based policy rating and issuance software used by property/casualty insurance companies. The TAS 2000 primary competitors are two systems' suppliers who are also larger and financially stronger than the Company.

      MARKETING
      ---------

           The Company maintains a sales staff at its principal executive offices in Fair Lawn, New Jersey. The Company also utilizes distributors and outside consultants to market its products. The Company also participates in and displays its software products at trade shows organized by industry trade groups.

      RESEARCH AND DEVELOPMENT
      ------------------------

           COVER-ALL's business is characterized by rapid technological change. The Company's success will depend, in part, on its ability to keep its products current based on new technologies. Accordingly, the Company must maintain ongoing research and development programs to continually add value to its suite of products, as well as any possible expansion of its product lines. The Company believes that research and development expenditures will continue to constitute a significant percentage of revenues.

           Research and development expenses for COVER-ALL were $1,846,410, $1,932,920 and $2,499,436 for the years ended December 31, 1996, 1995 and
      1994, respectively.

      BACKLOG
      -------

           Backlog is not applicable to the business of the Company.

      MAJOR CUSTOMERS
      ---------------

           The Classic product line is in use in over forty-five property/casualty insurance companies while the TAS 2000 product line is currently in use in one property/casualty insurance company. The Company's revenues from major customers (more than 10 percent of total revenues) for the years ended December 31, 1996, 1995 and 1994 as a percentage of total revenue were as follows:

                                          YEAR       YEAR       YEAR
                                         ENDED      ENDED      ENDED
                                        DECEMBER   DECEMBER   DECEMBER
                  CUSTOMER              31, 1996   31, 1995   31, 1994
                  --------              --------  ---------   --------

       Sun Alliance Management            27%        16%
       Services
       Glatfelter Insurance Group         13%
       Millers Insurance Group            13%                   13%
       New Jersey State Medical                      18%
       Underwriters
       Secura, Inc.                                  11%
       Empire Insurance Company                                 17%

           In 1996 and 1995 export sales were made to a U.K. customer of approximately $1,465,000 and $640,000, respectively.

      EMPLOYEES
      ---------

           The Company had over 80 employees during 1996 and 52 employees at year-end. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that relations with its employees are good.

      DISCONTINUED OPERATIONS
      -----------------------

           INSURANCE SERVICES DIVISION
           ---------------------------

           ISD revenues decreased substantially in 1994 and 1995 because of lower fees attributable to the reduced number of policies and claims being handled on contracts that were winding down or were completed. As a result, ISD suffered losses and operated under considerable uncertainty as a result of the pendency of lawsuits with certain affiliates of The Robert Plan Corporation. In March 1996, the Company entered into a series of agreements which provided for the transfer and discontinuance of its ISD operations and the issuance of the Company's Common Stock and Warrants to certain customers of the ISD business in exchange for the release of the Company from its obligations to provide insurance services to ISD customers and to The Robert Plan Corporation in exchange for the settlement and dismissal of two lawsuits with The Robert Plan Corporation. Effective March 1, 1996 the Company discontinued providing insurance processing services to the automobile insurance industry and reflected those activities as discontinued operations in its Financial Statements. See
      Note 2 to the Consolidated Financial Statements.

           As part of the restructuring transactions (the "Restructuring"), the Company transferred certain assets, employees, contracts and leased premises relating to its ISD business to a subsidiary of The Robert Plan Corporation, which replaced the Company as the provider of insurance services to the ISD customers. In exchange for settling the lawsuits, releasing the Company's obligations to provide insurance services under its contracts and executing mutual releases, the Company issued to certain of the ISD customers and certain parties to the litigation: (a) a total of 3,256,201 shares of the Company's Common Stock, (b) five-year Warrants to purchase up to an additional aggregate of 1,553,125 shares of the Company's Common Stock at $2.00 per share and (c) cash of $2.5 million. The Company had the option, exercisable for a period of six months, to (i) purchase 50% of the aforementioned 3,256,201 shares at a cash price equal to the greater of $3.00 or 50% of the then market price of a share of the Company's Common Stock and (ii) acquire 50% of the 1,553,125 Warrants at a cash price equal to $1.00 per Warrant. On March 31, 1996, the Company assigned its aforementioned repurchase option applicable to the Company's Common Stock and Warrants to Software Investments Limited ("SIL"). SIL subsequently exercised all of the options to purchase the Company's Common Stock and Warrants as discussed in Note 9 to the Consolidated Financial Statements. As a result of the issuance of shares described in Note 9, the antidilution provisions of the Warrants required an adjustment of shares to 1,725,694 from 1,553,125 and a price adjustment to $1.80 from $2.00 per share. As a result of the issuance of the 12 1/2% Convertible Debentures discussed in Note 12 to the Consolidated Financial Statements, the Warrants may require a further adjustment to the number of shares purchasable and the exercise price.

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

      ITEM 2.        PROPERTIES
      ------         ----------

           The Company's headquarters is located in Fair Lawn, New Jersey where it occupies approximately 36,000 square feet under a lease which expires in 2000 at a current annual rental expense of approximately $400,000.

           In addition, the Company also leased a facility with approximately 22,000 square feet in Somerset, New Jersey. This lease was to expire in 2002 but was terminated in December 1996 at a cost of $371,408. This facility was previously used by ISD and the Company did not anticipate utilizing this facility in the near future.

           Pursuant to the Restructuring entered into in March 1996 (See Discontinued Operations) the Company's lease for its former principal headquarters has been transferred to The Robert Plan Corporation.

           The Company believes that its headquarters is well maintained and adequate to meet its needs in the foreseeable future.

      ITEM 3.        LEGAL PROCEEDINGS
      -------        -----------------

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

           On March 1, 1996, the two lawsuits described above were settled as part of the overall settlement with certain of the Company's insurance services customers. The settlement and restructuring transactions are described in Note 2 to the Consolidated Financial Statements.

           On February 2, 1995, Sol M. Seltzer commenced an action in the Supreme Court of New York against Mr. Krieger, the then Chairman of the Board and former President of the Company, and each of the other then members of the Board of Directors. The plaintiff, Sol M. Seltzer, who purported to sue derivatively on behalf of the Company and COVER-ALL, sought among other things, compensatory damages in an amount to be determined at trial and punitive damages in an aggregate amount of $12 million. Sol M. Seltzer was a vice president of the Company and a director of COVER-ALL until he resigned from such positions in late 1994. The plaintiff alleged, among other things, breach of fiduciary duty, waste and mismanagement, as well as alleged wrongful acts by the Board and the former President, including among other things, self-dealing and misuse of corporate funds by the former President. The Company, and the other defendants, contested Mr. Seltzer's claims and on July 23, 1996 won a motion to dismiss the case. Mr. Seltzer attempted to file a notice of appeal from the order of dismissal, but failed to do so in a timely manner. He has since motioned the court to recognize his notice of appeal and it is anticipated that the court will rule on such motion in the near future.

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

           In addition to the above lawsuits, the Company is named as defendant in a number of legal actions arising from its operations. All of these actions have been considered in establishing liabilities. Management and its legal counsel are of the opinion that these actions will not have a material adverse effect on the Company's financial position or results of operations.

      ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      ------         ---------------------------------------------------

           No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 1996.

      ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER    MATTERS
      -----------    ----------------------------------------------------------

           Since May 23, 1996, the Company's Common Stock has been traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market, initially under the symbol "WISI". As of July 1, 1996, the symbol for the Company's Common Stock on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market was changed to "COV". As of August 2, 1996, the Company's Common Stock has also been trading on the Philadelphia Stock Exchange under the symbol "CVA."

           From March 8, 1996 to March 14, 1996, the Company's Common Stock was traded on the Over the Counter market and from March 15, 1996, to May 22, 1996 was quoted on the NASD OTC Bulletin Board under the symbol "WISI." Prior to March 4, 1996, the Company's Common Stock was traded on the New York Stock Exchange under the symbol "WCP." The quotations below reflect the high and low closing sale prices since January 1, 1994 on the principal trading market on which the Common Stock traded during such period.


                          HIGH      LOW
                          ----      ---

           CALENDAR 1996:
           1st Quarter    $5.000    $1.625
           2nd Quarter     7.375     3.375
           3rd Quarter     6.250     1.500
           4th Quarter     2.375     0.875

           CALENDAR 1995:
           1st Quarter    $3.000    $1.500
           2nd Quarter     1.750     0.875
           3rd Quarter     2.250     1.250
           4th Quarter     1.625     1.000

           CALENDAR 1994:
           1st Quarter    $5.250    $4.125
           2nd Quarter     4.250     2.375
           3rd Quarter     4.250     2.250
           4th Quarter     4.125     2.125

           As of April 7, 1997, there were approximately 750 holders of record of the Company's Common Stock. This number does not include beneficial owners who may hold their shares in street name. The closing sale price for the Company's Common Stock on April 7, 1997 was $1.813, as reported by the Nasdaq SmallCap Market.

           The Company does not currently anticipate paying any dividends. The Company paid quarterly cash dividends of $.01 per share from the first quarter of 1993 through the second quarter of 1994 but discontinued this policy in the third quarter of 1994.

      ITEM 6.        SELECTED FINANCIAL DATA
      -------        -----------------------

           The following selected financial data of the Company are derived from the consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                                   DATA)
                                          YEARS ENDED DECEMBER 31,
                                          ------------------------

                                       1996           1995           1994
                                       ----           ----           ----
      STATEMENTS OF OPERATIONS
      DATA:
      Revenues:                     $ 5,469        $ 4,119       $  1,927
      Loss from continuing
      operations(1)                  (5,608)        (3,544)        (7,466)

      (Loss) income from
      discontinued operations
      less applicable income
      taxes/(benefit) of none,
      none, ($924), $670,
      $3,633 and $2,852,
      respectively                       --         (7,108)        (6,754)
      Loss on disposal of
      discontinued operations,
      no tax benefit provided          (393)          (750)
      Net (loss) income              (6,001)       (11,402)       (14,220)

      Loss per share from
      continuing operations            (.38)          (.41)          (.84)
      Net (loss) income per
      share(2)                         (.40)         (1.33)         (1.60)
      Cash dividends per share           --             --           $.02

      BALANCE SHEET DATA:
      Working capital
      (deficiency)                  $(1,293)       $(8,717)       $ 3,110
      Total assets                    8,243          8,369         18,795
      Short-term debt                    --             --          2,000

      Stockholders' equity
      (deficit)                       4,911         (6,013)         5,376


                                                  YEARS ENDED OCTOBER 31,
                                  TWO MONTHS      -----------------------
                                    ENDED
                                 DECEMBER 31,
                                     1993             1993           1992
                                     ----             ----           ----
      STATEMENTS OF OPERATIONS
      DATA:

      Revenues:                     $   224        $ 1,740        $ 1,802
      Loss from continuing
      operations(1)                    (781)        (1,943)          (850)
      (Loss) income from
      discontinued operations
      less applicable income
      taxes/(benefit) of none,
      none, ($924), $670,
      $3,633 and $2,852,
      respectively                    1,158          5,653          4,116

      Loss on disposal of
      discontinued operations,
      no tax benefit provided
      Net (loss) income                 377          3,710          3,266
      Loss per share from
      continuing operations            (.09)          (.21)          (.09)

      Net (loss) income per
      share(2)                          .04            .40            .36
      Cash dividends per share         $.01           $.03             --
      Balance Sheet Data:
      Working capital
      (deficiency)                  $12,475        $12,843        $17,102

      Total assets                   22,748         22,443         18,544
      Short-term debt                    --             --             --
      Stockholders' equity
      (deficit)                      20,574         20,541         17,637


      (1) Includes a $1,165 ($.14 per share) and $3,373 ($.25 per share net of tax) special charge in 1995 and 1994, respectively.
      (2) All per share amounts are based on the increased number of shares giving retroactive effect to the impact of the five for four stock split by way of a twenty-five percent (25%) stock dividend declared on March 18, 1993.
      (3) Revenues of the discontinued operations (ISD) were none, $20,228, $32,893, $8,589, $68,515 and $88,858 respectively, for each of the periods above.

      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      -------   ---------------------------------------------------------------
                RESULTS OF OPERATIONS
                ---------------------


      RESULTS OF OPERATIONS
      ---------------------

      DISCONTINUED OPERATIONS
      -----------------------

           During the years 1994 and 1995, the Company derived most of its revenues from providing full service automobile insurance services (policy processing, policy administration and claims administration) through its ISD business. The Company has also provided state-of-the-art computer products for the property casualty insurance industry through its wholly-owned subsidiary, COVER-ALL.

           ISD revenues in 1994 and 1995 primarily consisted of policy administration and claims servicing fees from customers such as Atlantic/Pacific Employers Insurance Company and to a lesser extent, Clarendon National Insurance Company ("Clarendon"), for servicing policies in the New Jersey voluntary and assigned risk markets. The contract with Atlantic/Pacific Employers Insurance Company reached its peak level of activity in 1994 and policy volumes declined sharply in 1995. During 1995 and 1996, Atlantic/Pacific Employers Insurance Company planned to non-renew all of their auto insurance policies in New Jersey in accordance with the accelerated withdrawal order entered into with the New Jersey Department of Insurance in August 1994. In addition, the MTF program had been phasing out since 1994 and, as of March 1, 1996, the Company's contracted activity for the MTF ended.

           Revenues earned under the contract with Clarendon involved full service policy administration and claims services for approximately 18 percent of the assigned risk drivers in New Jersey. This activity started in 1993 with the commencement of the New Jersey Personal Automobile Insurance Plan ("PAIP") following the end of New Jersey's direct insurance program provided by its MTF. The Company's service for Clarendon was performed under New Jersey's Limited Assignment Distribution Program ("LAD") which required that servicing carriers such as the Company bear some of the underlying insurance risk of the policies being handled. For this reason, the Company formed a wholly-owned insurance subsidiary, Alerion, and effective January 1, 1994, Alerion reinsured a portion of Clarendon's insurance risk under the PAIP program.

           By the end of 1994, the Company decided that risk taking, even as a reinsurer, was not an attractive business strategy, particularly because of the substantial capital required by its insurance subsidiary relative to other Company capital commitments. The Company and Clarendon agreed, therefore, to end the reinsurance arrangement in the fourth quarter of 1994 and "commute" all reinsurance interests and liabilities back to the inception of the agreement, thus eliminating all reinsurance activity of Alerion. This had the effect of reducing revenues by $6.1 million and operating income by $.5 million in the fourth quarter of 1994. Since the Company was no longer willing to share in the underlying insurance risk of PAIP policies, it could not, by law, continue to provide policy administration and claims servicing to Clarendon under the LAD program after 1994.

           Most of the Company's insurance services contracts included a variable fee structure based on the loss ratios of the underlying insurance policies which could increase or decrease fee revenues. The Company obtained periodic independent actuarial evaluations of the loss ratios for these programs and adjusted the amount of its revenue when required. Subsequent to December 31, 1994, the Company obtained independent actuarial projections of loss adjustment expenses expected to be incurred in 1995 and beyond with respect to the Company's contractual obligations under its insurance services contracts. As a result of this review, the Company determined that its deferred contract revenues at the end of 1994 should be increased by $4.1 million to adequately cover contract costs and profit margins in 1995 and beyond. This change in accounting estimate was recorded in the fourth quarter of 1994 as a reduction of insurance services revenue.

           In the fourth quarter of 1994, ISD wrote off $2.3 million of unamortized capitalized software development costs previously incurred to develop a version of the COVER-ALL system for use in-house to process policies and claims.

           As a result of the developments discussed above, ISD was suffering losses and, in addition, was operating under considerable uncertainty because of the pendency of lawsuits with certain affiliates of The Robert Plan Corporation, a customer and subcontractor for the Company. In March 1996, the Company entered into a series of agreements resulting in the settlement and dismissal of the lawsuits and the release of the Company from continuing obligations under contracts for the provision of insurance services to ISD customers. See Note 2 to the Consolidated Financial Statements for a discussion of the various financial elements of those agreements. In essence, the Company no longer offers full service automobile insurance services, and its ISD operations have been transferred to a subsidiary of The Robert Plan Corporation which has replaced the Company as a service provider to such customers.

           These agreements have resulted in a net loss for 1996 and 1995 of $392,872 and $749,758, respectively. The additional net loss for 1996 relates to additional loss adjustment expenses (mostly legal fees), pertaining to the discontinued operations, in excess of the amount accrued in 1995. The 1995 net loss includes a provision for estimated ISD losses in 1996 prior to the March 1, 1996 effective date of the Restructuring.

           Accordingly, the Company's Consolidated Financial Statements have been restated for all periods to reflect ISD operations as "discontinued operations."

      CONTINUING OPERATIONS
      ---------------------

      Year Ended December 31, 1996 Compared with Year Ended December 31, 1995
      -----------------------------------------------------------------------

           Total revenues were $5,468,672 for the year ended December 31, 1996 as compared to $4,118,754 for the year ended December 31, 1995, an increase of 33%. License fees were $1,044,460 for the year ended December 31, 1996 compared to $1,421,866 in the same period in 1995 due to the sale of one additional contract in 1995. For the year ended December 31, 1996, maintenance revenues were $2,252,378 compared to $1,174,150 in the same period of the prior year due to an increased customer base and renegotiations of all contracts resulting in higher fees to customers. Professional services revenue contributed $2,171,834 for the year ended December 31, 1996 compared to $1,522,738 for the year 1995 as a result of new contracts signed and customers requesting additional modifications to the existing systems.

           Cost of sales increased to $4,585,727 for the year ended December 31, 1996 as compared to $1,329,693 for 1995. Significant increases in capitalized software and license fees amortization, and salary and benefit costs relating to dedication of resources to maintenance and professional services, accounted for the bulk of the increase. In addition, the Company wrote off approximately $500,000 of unamortized capitalized software costs representing certain modules of the TAS 2000 product line not expected to be completed in the near future due to reprioritizing of marketing and development efforts.

           Research and development expenses in 1996 decreased slightly to $1,846,410 compared to $1,932,920 for the year ended December 31, 1995 due to personnel reductions in the Engineering Department and the decision to focus the Company's Engineering resources on completing several TAS 2000 modules for the marketplace. In the future, the Company will continue to dedicate significant resources to its ongoing research and development efforts since its success depends on its ability to keep products current based on new technologies.

           Sales and marketing expenses increased to $1,124,884 in 1996 compared to $465,045 as of December 31, 1995 due mostly to increased salary and benefit costs. The Company allocated additional resources to its sales and marketing group to work on a proposal for a major contract.

           General and administrative expenses increased approximately 27% to $3,519,973 in 1996 from $2,770,186 for the year ended December 31, 1995 due to costs incurred in connection with the procurement of the SIL and CARE contracts and additional staffing. In addition, the Company terminated the lease at the Somerset facility for a cost of $371,408 since the anticipated utilization of this facility to house a significant number of new employees to work on a joint venture project with a new customer did not occur.

           A loss from discontinued operations of $392,872 was recorded in the year ended December 31, 1996 as a result of additional loss adjustment expenses in excess of the amount anticipated at December 31, 1995.

           The Company is working toward fulfilling long-term objectives. In the Classic line, COVER-ALL has been positioned to increase market share in 1997 as a result of the successful completion of the project making it Windows 95 compliant and maintaining the strengths upon which its current market acceptance is based.

           In 1996, COVER-ALL formed an alliance with ORACLE Corporation related to the TAS 2000 product to facilitate the advance of both organizations in the property and casualty insurance marketplace. ORACLE will provide technical assistance, consultative services as well as sales direction and support to the TAS 2000 market entry. The Company has completed some of the major components of the TAS 2000 product. Future development of additional modules will be customer driven.

           COVER-ALL has commenced marketing efforts in the United Kingdom. A contract for the TAS 2000 product successfully installed in a large insurer in the United Kingdom is expected to expand in the next year. This successful installation has increased customer awareness of the TAS 2000 product in the United Kingdom and Europe.

           A marketing campaign for the Care software is presently under way in Canada.

           The preceding forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements. These contingencies include the successful completion of continuing developmental efforts under existing software contracts within anticipated time frames or otherwise, the successful negotiation, execution and implementation of anticipated new software contracts, the successful utilization of additional personnel in the marketing and technical areas, the continuing favorable responses to the Company's products from existing and potential new customers, and the Company's ability to complete development and sell and license its products at prices which result in sufficient revenues to realize profits.

      YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994
      -----------------------------------------------------------------------

           Total revenues were $4,118,754 for the year ended December 31, 1995 as compared with $1,926,822 for the year ended December 31, 1994, reflecting increasing progress on initial installations of TAS 2000 and increased fee arrangements for professional support to most customers.

           In December 1994, management adopted a plan to reduce the COVER-ALL marketing and product development costs until revenues increased to significantly higher levels. The total cash outlay had grown to a level of approximately $1 million per month but the revenues from customers continued to lag expectations. The total head count, including employees and technical consultants, was reduced by approximately one half in the first quarter of 1995 and a business plan was adopted for 1995 which would match slowly growing revenues with reduced costs. In addition, the sales offices in most cities were closed and sales staffing reduced by over 50 percent.

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

      LIQUIDITY AND CAPITAL RESOURCES
      -------------------------------

           At December 31, 1996, the Company had a working capital deficit of $1,293,128 compared to a working capital deficit of $8,716,643 in 1995. The improvement in working capital was due to the discharging of liabilities relating to the discontinued operations through the issuance of the Company's common stock and warrants with a fair value of approximately $7 million.

           In March 1996, the Company received $3,022,391 from the sale of Common Stock and Warrants and another $1,553,124 in May 1996 from the sale of additional Common Stock pursuant to a series of transactions with Software Investments Limited and Care Corporation Limited that are described in Note 9 to the Consolidated Financial Statements.

           On March 31, 1997, the Company sold $3,000,000 of 12 1/2% Convertible Debentures due March 2002 (the "Debentures") to an institutional investor. The Debentures were sold at face value, pay interest quarterly and are convertible, in whole or in part, into shares of Common Stock of the Company at $1.25 per share, subject to adjustment. The Debentures contain certain covenants which restrict the Company's ability to incur indebtedness, grant liens, pay dividends or other defined restricted payments and make investments and acquisitions. The Company cannot redeem the Debentures for two years and thereafter may only call the Debentures if the closing price of the Company's Common Stock for the twenty business days preceding the redemption date exceeds $1.50. The net proceeds from this financing will be used for working capital purposes.

           At December 31, 1996 and 1995 the Company had approximately $14,000,000 and $7,000,000 of operating tax loss carryforwards expiring in 2011 and 2010, respectively. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock issued relative to the Restructuring and other stock which may be issued related to the Debentures (see Note 12 to the Consolidated Financial Statements) the Company may experience an ownership change and consequently the Company's utilization of its net operating losses could be significantly limited.

           At this time the Company does not anticipate having to make any significant investment in software development. The Company believes that the proceeds from the sale of the Debentures, its current cash balances and anticipated cash flows from continuing operations will be sufficient to meet normal operating needs for the continuing COVER-ALL business in 1997.

      ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      ------         -------------------------------------------

           The financial statements and supplementary data listed in Item 14(a)(1) and (2) are included in this report beginning on page 16.


      Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                     -------------------------------------------------

           None.

                                       PART III
                                       --------

           The information called for by Part III (Items 10, 11, 12 and 13) of this Report is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the election of directors at the 1997 Annual Meeting of Stockholders of the Company, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1996.


                                       PART IV
                                       -------

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
      --------  ---------------------------------------------------------------

           (a)  The following are filed as a part of this report.

           (1)  Financial Statements
                --------------------


                                                                           Page
                                                                           ----

      Report of Independent Auditors                                         15

      Consolidated Balance Sheets December 31, 1996 and 1995                 16

      Consolidated Statements of Operations Years ended December 31, 1996,
        1995 and 1994                                                        18

      Consolidated Statements of Changes in Stockholders' Equity -
        Years ended December 31, 1996, 1995 and 1994                         19

      Consolidated Statements of Cash Flows Years ended December 31, 1996,
        1995 and 1994                                                        21

      Notes to Consolidated Financial Statements                             24

           (2)  Financial Statement Schedule
                ----------------------------

      II Valuation and qualifying accounts                                  39

      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

           (3)  Exhibits
                --------
                See pages 40 to 44.


           (b)  Reports on Form 8-K
                -------------------

                None.

                            REPORT OF INDEPENDENT AUDITORS


      The Board of Directors
      Cover-All Technologies Inc.

      We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. (formerly Warner Insurance Services, Inc.) as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1996, 1995, and 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                              /s/ Ernst & Young, LLP
                                              ----------------------
                                              Ernst & Young LLP




      Hackensack, New Jersey
      April 11, 1997

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                           December 31,   December 31,
                                               1996           1995
                                           -----------    ------------

       ASSETS

       Current assets:
         Cash and cash equivalents        $  446,672     $1,576,745
         Accounts receivable, less
          allowance for doubtful
          accounts of $43,870 and none     1,585,398      1,763,890
         Income taxes receivable                  --      2,300,000
         Prepaid expenses                      7,161          5,355
                                          ----------     ----------
           Total current assets            2,039,231      5,645,990
                                          ----------     ----------

       Property and equipment, at cost:
         Furniture, fixtures and
          equipment                        3,072,706      3,095,529
         Less accumulated depreciation    (2,662,713)    (2,369,873)
                                          ----------     ----------
            Property and equipment-net       409,993        725,656
                                          ----------     ----------

       Software license, less
       amortization of $750,000            4,250,000             --

       Capitalized software, less
       amortization of $1,005,964 and
       $489,227                            1,477,950      1,510,782

       Other assets                           66,181        486,726
                                          ----------     ----------

                                         $ 8,243,355     $8,369,154
                                           =========   ============

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS -(CONTINUED)

                                           December 31,   December 31,
                                               1996           1995
                                            ----------     ----------

       LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)
       Current liabilities:
         Accounts payable                $    536,172   $    955,060
         Accrued liabilities                1,614,612      4,123,641
         Unearned revenue                   1,181,575        635,564
         Liabilities in excess of assets
          of ISD business discontinued          --         8,648,368
          in 1996                           ----------    ----------
             Total current liabilities      3,332,359     14,362,633
                                           ----------     ----------
       Deferred income taxes                    --            20,000
                                            ----------    ----------
       Commitments and contingencies
        (Notes 4 and 5)
       Stockholders' equity (deficit):
         Common Stock, $.01 par value:
         authorized 30,000,000 shares,
         issued 17,351,883 and 9,194,890
          shares                              173,519         91,949
         Capital in excess of par value    27,258,352     10,414,253
         Accumulated deficit              (19,953,668)   (13,952,474)
         Treasury stock at cost-633,986    (2,567,207)    (2,567,207)
          shares                           ----------     ----------
           Total stockholders' equity       4,910,996     (6,013,479)
            (deficit)                      ----------     ----------
                                         $  8,243,355   $  8,369,154
                                           ----------     ----------
                                           ----------     ----------



      See accompanying notes.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                  Year Ended    Year Ended     Year Ended
                                 December 31,   December 31,   December 31,
                                     1996           1995           1994
                                  ----------     ----------     ----------
       Revenues:
         Licenses             $  1,044,460   $  1,421,866   $  1,184,860
         Maintenance             2,252,378      1,174,150        548,116
         Professional services   2,171,834      1,522,738        193,846
                                ----------     ----------     ----------
                                 5,468,672      4,118,754      1,926,822
                                ----------     ----------     ----------

       Costs and expenses:
         Cost of sales           4,585,727      1,329,693        675,119
         Research and
          development            1,846,410      1,932,920      2,499,436
         Sales and marketing     1,124,884        465,045      1,584,902
         General and
          administrative         3,519,973      2,770,186      5,107,161
         Special charges                --      1,165,000      3,373,000
                                ----------     ----------     ----------
                                11,076,994      7,662,844     13,239,618
                                ----------     ----------     ----------

       Loss from continuing
        operations before
        income tax (benefit)    (5,608,322)    (3,544,090)   (11,312,796)
       Income tax (benefit)           --             --       (3,846,351)
                                  ----------     ----------   ----------

       Loss from continuing
       operations               (5,608,322)    (3,544,090)    (7,466,445)

       Loss from discontinued
       operations,
         less applicable
          income tax (benefit)
          of none, none, and
          $(923,649),
          respectively                --       (7,107,987)    (6,753,637)

       Loss on disposal of
          discontinued
          operations,             (392,872)      (749,758)          --
          without tax benefit   ----------     ----------       ----------

       Net loss               $  6,001,194)  $(11,401,835)  $(14,220,082)
                                ----------     ----------     ----------
                                ----------     ----------     ----------
       Loss per share from
        continuing operations       $(0.38)        $(0.41)        $(0.84)
                                ----------     ----------     ----------
                                ----------     ----------     ----------

       Net loss per share           $(0.40)        $(1.33)        $(1.60)
                                ----------     ----------     ----------
                                ----------     ----------     ----------
       Weighted average number
        of common shares
        outstanding             14,865,757      8,559,307      8,868,926
                                ----------     ----------     ----------
                                ----------     ----------     ----------


      See accompanying notes.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                     RETAINED
                                                       CAPITAL       EARNINGS
                                          COMMON     IN EXCESS    (ACCUMULATED
                                           STOCK     OF PAR VALUE    DEFICIT)
                                         ----------   ----------    ----------
   BALANCE AT DECEMBER 31, 1993        $91,317     $10,229,608    $11,846,300

    Sale of 33,748 shares of
     Common Stock under employee
     stock purchase plans                  337          76,948          --

    Sale of 21,875 shares of
     Common Stock under stock
     option plans                          219          95,438          --

    Purchase of treasury stock --
     108,900 shares                              --         --          --

    Net loss                                     --         --    (14,220,082)

    Payment of cash dividends                    --         --       (176,857)


    Loan to officer/stockholder
     exchanged for 268,111
     shares of Treasury Stock                    --         --          --
     in January 1995                     ----------   ----------    ----------

    BALANCE AT DECEMBER 31, 1994         91,873      10,401,994     (2,550,639)

    Sale of 7,567 shares of
     Common Stock under employee
     stock purchase plan                    76          12,259          --

    Net loss                                --            --      (11,401,835)
                                    ----------        ----------   ----------
    BALANCE AT DECEMBER 31, 1995        91,949      10,414,253  (13,952,474)

    Sale of 125,187
     shares of Common Stock under
     stock option plans                  1,252         370,562          --

    Issuance of 3,256,201 shares
     of Common Stock under the
     Restructuring Agreement            32,562       6,479,840          --


                                                          Total
                                          Treasury    Stockholders'
                                            Stock         Equity
                                                        (Deficit)
                                       -----------   --------------
    BALANCE AT DECEMBER 31, 1993      $(1,592,793)   $20,574,432

     Sale of 33,748 shares of
      Common Stock under employee
      stock purchase plans                   --           77,285

     Sale of 21,875 shares of
      Common Stock under stock
      option plans                           --           95,657

     Purchase of treasury stock --
      108,900 shares                     (338,657)      (338,657)

     Net loss                                --      (14,220,082)

     Payment of cash dividends               --         (176,857)

     Loan to officer/stockholder
      exchanged for 268,111
      shares of Treasury Stock           (635,757)      (635,757)
      in January 1995                  ----------     ----------

    BALANCE AT DECEMBER 31, 1994       (2,567,207)     5,376,021

     Sale of 7,567 shares of
      Common Stock under employee
      stock purchase plan                    --           12,335

                                             --      (11,401,835)
     Net loss                            ----------   ----------

     BALANCE AT DECEMBER 31, 1995      (2,567,207)    (6,013,479)

     Sale of 125,187
      shares of Common Stock under
      stock option plans                     --          371,814

     Issuance of 3,256,201 shares
      of Common Stock under the
      Restructuring Agreement                --        6,512,402

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CHANGES IN
                     STOCKHOLDERS' EQUITY (DEFICIT) -- CONTINUED


                                                                    RETAINED
                                                      CAPITAL       EARNINGS
                                          COMMON     IN EXCESS    (ACCUMULATED
                                          STOCK     OF PAR VALUE    DEFICIT)
                                        ----------   ----------    ----------
    Issuance of five-year
      warrants to purchase up
      to an aggregate of 1,725,694
      shares of Common Stock under the
      Restructuring Agreement              --        465,938         --

    Sale of 1,412,758 shares of
     Common Stock to Software
     Investments Limited ("SIL")        14,128       2,811,388          --

    Sale of five year warrants to
     purchase an aggregate of
     196,875 shares of Common Stock
     to SIL                                 --         196,875          --

    Issuance of 2,500,000 shares of
     Common Stock to Care
     Corporation Limited                25,000       4,975,000          --

    Exercise of five-year warrants to
     purchase 862,847 shares of
     Common Stock                        8,628       1,544,496          --


                                             --               --   (6,001,194)
    Net loss                              ----------   ----------   ----------

                                      $173,519     $27,258,352   $(19,953,668)
   BALANCE AT DECEMBER 31, 1996     ==========      ==========     ==========


                                                          Total
                                          Treasury    Stockholders'
                                            Stock         Equity
                                                        (Deficit)
                                         -----------  ----------------
     Issuance of five-year
      warrants to purchase up
      to an aggregate of 1,725,694
      shares of Common Stock
      under the Restructuring
      Agreement                              --          465,938

     Sale of 1,412,758 shares of
      Common Stock to Software
      Investments Limited ("SIL")            --        2,825,516

     Sale of five year warrants to
      purchase an aggregate of
      196,875 shares of Common Stock
      to SIL                                 --          196,875

     Issuance of 2,500,000 shares of
      Common Stock to Care
      Corporation Limited                    --        5,000,000

     Exercise of five-year warrants to
      purchase 862,847 shares of
      Common Stock                           --        1,553,124

                                             --       (6,001,194)
    Net loss                             ----------   ----------

                                      $(2,567,207)    $4,910,996
   BALANCE AT DECEMBER 31, 1996       ==========     ==========

    See accompanying notes.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                        1996           1995           1994
                                     ----------     ----------     ----------
       Cash flows from operating
       activities:

        Net loss from continuing
         operations                $(5,608,322)   $(3,544,090)   $(7,466,445)


        Adjustments to reconcile
         net loss to net cash
         provided from (used for)
         operating activities:

        Depreciation and
         amortization                  341,798        365,129        538,751

        Amortization and write-off
         of capitalized software
         and software license        2,101,576        489,227      3,313,023

        Loss on disposal of
         securities                       -            86,223        465,195


        Accounts receivable            178,492     (1,374,169)      (129,603)

        Income taxes receivable      2,300,000       (163,972)    (2,136,028)

        Deferred income taxes          (20,000)     2,800,000     (3,180,000)

        Prepaid expenses                (1,806)        (2,646)           410

        Other assets                   420,545         (3,776)       (60,506)


        Accounts payable              (418,888)       161,561        733,471

        Accrued liabilities         (2,449,304)     3,123,208        540,671

        Unearned revenue               546,011        513,447        590,338
                                    ----------     ----------     ----------

       Net cash (used for)
        provided from continuing
        operating activities        (2,609,898)     2,450,142     (6,790,723)
                                    ----------     ----------     ----------


       Loss from discontinued
        operations                        -        (7,107,987)    (6,753,637)

       Loss on disposal of
        discontinued operations       (392,872)      (749,758)          -

       Decrease (increase) in
        net assets of discontinued
        operations                  (1,670,028)       (82,238)    11,208,695
                                    ----------     ----------     ----------

       Net cash (used for)
        provided from
        discontinued activities     (2,062,900)    (7,939,983)     4,455,058
                                    ----------     ----------     ----------

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)



                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                        1996           1995           1994
                                     ----------     ----------     ----------

       Cash flows from
        investing activities:

        Proceeds from sale of
         fixed maturity
         investments                      -      $  3,786,277   $ 18,271,905

        Purchase of fixed
         maturity investments             -              -       (12,661,482)


        Capital expenditures           (85,860)      (139,818)      (269,345)

        Capitalized software
         expenditures               (1,318,744)    (1,000,009)    (3,350,981)
                                    ----------     ----------     ----------

       Net cash (used for)
        provided from investing
        activities                  (1,404,604)     2,646,450      1,990,097
                                    ----------     ----------     ----------

       Cash flows from
       financing activities:

        Credit line borrowings            -              -         4,500,000


        Payments on credit lines          -        (2,000,000)    (2,500,000)

        Dividends to
         stockholders                     -              -          (176,857)

        Net proceeds from
         issuance of common
         stock                       4,947,329         12,335        172,942

        Payment for purchase of
         treasury shares                  -              -          (974,414)
                                    ----------     ----------     ----------


        Net cash provided from
         (used for) financing
         activities                  4,947,329     (1,987,665)     1,021,671
                                    ----------     ----------     ----------

        Change in cash and
         cash equivalents           (1,130,073)    (4,831,056)       676,103

        Cash and cash equivalents
         beginning of year           1,576,745      6,407,801      5,731,698
                                    ----------     ----------     ----------

        Cash and cash equivalents
         end of year               $   446,672   $  1,576,745   $  6,407,801
                                    ==========     ==========     ==========

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS -(CONTINUED)


      Supplemental disclosures of noncash investing and financing activities:

      Financing:
      ---------
      The Company in connection with the discontinuance of ISD issued Common Stock and Warrants for $6,978,340 as a result of the restructuring agreement. (See Note 2.)

      Investing:
      ---------
      The Company acquired a software license from Care by issuing Common Stock valued at $5,000,000. (See Note 9.)


      See accompanying notes.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      --------------------------------------------------

           DESCRIPTION OF BUSINESS
           -----------------------

           COVER-ALL Technologies Inc. (formerly Warner Insurance Services, Inc.), through its wholly-owned subsidiary, COVER-ALL Systems, Inc. ("COVER-ALL"), licenses and maintains its software products to the property/casualty insurance industry throughout the United States, Puerto Rico and the United Kingdom. COVER-ALL also provides professional consulting services to its customers interested in customizing their software. In 1996, COVER-ALL was granted by Care Corporation Limited ("Care") the exclusive license for the Care software systems for use in the workers' compensation and group health claims administration markets in Canada, Mexico and Central and South America.

           PRINCIPLES OF CONSOLIDATION
           ---------------------------

           The consolidated financial statements are prepared on the basis of generally accepted accounting principles and include the accounts of Cover-All Technologies Inc. and its wholly-owned subsidiary (the "Company"). All material intercompany balances and transactions have been eliminated.

           USE OF ESTIMATES
           ----------------

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

           REVENUE RECOGNITION
           -------------------

           Revenue from the sale of software licenses is recognized as modules and modifications are provided and accepted by the customer. Revenue from software maintenance contracts is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

           CONCENTRATIONS OF CREDIT RISK
           -----------------------------

           Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

           The Company places its temporary cash investments with high credit quality institutions to limit its credit exposure. The Company believes no significant concentration of credit risk exists with respect to these investments. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers, principally major insurance companies, who are dispersed across many geographic regions. Three major customers accounted for a significant portion of the Company's trade accounts receivable portfolio. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains allowances for potential credit losses.

           INSURANCE COMPANY
           -----------------

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

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

           MARKETABLE SECURITIES
           ---------------------

           As of January 1, 1994, the Company adopted the provisions of the Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires that investments in fixed maturity securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. The impact of adoption was not material to the Company. All of the Company's fixed maturity securities, which consist of municipal, state, and mortgage-backed securities with original maturities in excess of three months, have been categorized as available-for-sale and recorded at their fair value at December 31, 1994. Unrealized depreciation of the securities available for sale at December 31, 1994 ($237,737) was recorded as a realized loss in 1994 because the securities, which were held by the Company's insurance subsidiary, were either sold, or expected to be sold in early 1995 in connection with the liquidation or sale of the insurance subsidiary.

           CASH AND CASH EQUIVALENTS
           -------------------------

           The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

           PROPERTY AND EQUIPMENT
           ----------------------

           Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets.

           Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported as income or expense.

           CAPITALIZED SOFTWARE
           --------------------

           Certain software development costs are being capitalized and amortized over a three-year period. The software license (see Note 9) is being amortized over a five-year period. In the fourth quarter of 1994, the Company wrote down the unamortized capitalized software costs by approximately $2.7 million (see Note 3). In addition, during the fourth quarter of 1996, the Company wrote off approximately $500,000 of unamortized software development costs representing certain modules of the TAS 2000 product line not expected to be completed in the near future due to reprioritizing of marketing and development efforts. This write off is reflected in cost of sales in 1996.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           INCOME TAXES
           ------------

           Deferred income tax assets and liabilities are recognized for the expected future tax effects attributable to temporary differences between the financial reporting and tax basis of assets and liabilities. Such differences relate primarily to: the application of different depreciation methods for tax versus financial reporting purposes; the amortization of capitalized software costs for financial statement purposes and the current write-off for tax purposes; revenue recognition and the alternative minimum tax credit carryover. Cash (received) paid for income taxes was: 1996 -($2,375,000), 1995 -($2,600,000), and 1994 -
      $1,375,000.

           RESEARCH AND DEVELOPMENT
           ------------------------

           For the years ended December 31, 1996, 1995 and 1994, $1,846,410,
      $1,932,920 and $2,499,436, respectively, was expensed for research and development of new software products. These expenses are in addition to software development costs which are capitalized and then amortized over their expected useful lives.

           NET LOSS PER SHARE
           ------------------

           Net loss per share is based on the weighted average number of common shares and, where applicable, common share equivalents outstanding during the periods.

           STOCK-BASED COMPENSATION
           ------------------------

           The Company follows Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" ("APB No. 25") with regard to the accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant.

           RECLASSIFICATIONS
           -----------------

           Certain amounts in the 1995 and 1994 Consolidated Financial Statements have been reclassified to conform with the 1996 presentation.

      NOTE 2--DISCONTINUED OPERATIONS
      -------------------------------

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

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

           As part of the restructuring transactions (the "Restructuring"), the Company transferred certain assets, employees, contracts and leased premises relating to its ISD business to a subsidiary of The Robert Plan Corporation, which has replaced the Company as the provider of insurance services to the ISD customers. In exchange for settling the lawsuits, releasing the Company's obligations to provide insurance services under its contracts and executing the mutual releases, the Company issued to certain of the ISD customers and certain parties to the litigation: (a) a total of 3,256,201 shares of the Company's Common Stock, (b) five-year Warrants to purchase up to an additional aggregate of 1,553,125 shares of the Company's Common Stock at $2.00 per share and (c) cash of $2.5 million. The holders of these securities can request the Company to register these securities with such registration costs to be paid by the Company. The Company had the option, exercisable for a period of six months (from March 1, 1996), to (i) purchase 50% of the aforementioned 3,256,201 shares at a cash price equal to the greater of $3.00 or 50% of the then market price of a share of the Company's Common Stock and (ii) acquire 50% of the 1,553,125 Warrants at a cash price equal to $1.00 per Warrant. On March 31, 1996, the Company assigned its aforementioned repurchase option applicable to the Company's Common Stock and Warrants to Software Investment Limited ("SIL"), which SIL subsequently exercised, as discussed in Note 9. As a result of the issuance of shares described in Note 9, the antidilution provisions of the Warrants required an adjustment of shares to 1,725,694 from 1,553,125 and a price adjustment to $1.80 from $2.00 per share.

           Assets and liabilities of the discontinued ISD operations, classified separately in the Consolidated Balance Sheets, are summarized as follows:

                                                December 31,
                                                    1995
                                                 ----------
       Cash                                    $  2,487,500
       Accounts receivable                       18,722,178
       Other current assets                         155,370
       Property and equipment, net                1,674,639
       Capitalized software, net                     81,494
       Other assets                                  21,017
       Accounts payable                            (459,111)
       Accrued expenses                         (10,771,406)
       Unearned contract revenue                (20,560,049)
                                                 ----------
       Net liabilities                         $ (8,648,368)
                                                 ==========

           The discontinuance of ISD resulted in a $392,872 loss in 1996 and a $749,758 loss in 1995.

           The Consolidated Statements of Operations have been restated for all periods to report the net results of the ISD operations as loss from discontinued operations. The results of ISD are summarized as follows:

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                      YEAR ENDED              YEAR ENDED
                                     DECEMBER 31,            DECEMBER 31,
                                         1995                    1994
                                      ----------              ----------
       NET REVENUES                 $20,228,212             $32,892,898

       Loss from
        operations before
        income taxes                 (7,107,987)             (7,677,286)

       Income taxes/(benefit)              -                   (923,649)
                                     ----------              ----------
       Loss from
        discontinued                $(7,107,987)            $(6,753,637)
       operations                    ==========              ==========


      NOTE 3--SPECIAL CHARGES

           In March 1994, the Company adopted a plan to implement a tax-free spin-off of 100% of the stock of COVER-ALL on a pro rata basis to the Company's stockholders. On November 11, 1994, the Company announced that its Board of Directors had voted to retain COVER-ALL, thereby canceling the spin-off plan. Prior to 1995 COVER-ALL revenues came from licensing of its Classic software product line and services. Since 1993 COVER-ALL has been developing a suite of computer applications for property and casualty insurers entitled the Total Administration Solution ("TAS 2000"). TAS 2000 is designed to enable a client-driven re-engineering of the insurer's business programs. TAS 2000 applications run on commodity priced open computer systems and use state-of-the-art client/server technology provided by Oracle Corporation.

           In December 1994, management instituted a plan to down-size the COVER-ALL organization and reduce the rate of product development to a level consistent with the reduced level of customer installations planned for 1995. As a result, unamortized software development costs related to modules of the TAS 2000 application for which the development process had been curtailed were written down by $2,733,000 and provision of $640,000 was made at December 31, 1994 for excess facilities and equipment appropriate for the smaller organization. Costs of $1,165,000 were incurred and written off in the first quarter of 1995 for executive and other severance costs as well as additional software development costs.

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

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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


           On March 1, 1996, the two lawsuits described above were settled as part of the overall settlement with certain of the Company's insurance services customers. The settlement and restructuring transactions are described in Note 2.

           On February 2, 1995, Sol M. Seltzer commenced an action in the Supreme Court of New York against Mr. Krieger, the then Chairman of the Board and former President of the Company, and each of the other then members of the Board of Directors. The plaintiff, Sol M. Seltzer, who purported to sue derivatively on behalf of the Company and COVER-ALL, sought among other things, compensatory damages in an amount to be determined at trial and punitive damages in an aggregate amount of $12 million. Sol M. Seltzer was a vice president of the Company and a director of COVER-ALL until he resigned from such positions in late 1994. The plaintiff alleged, among other things, breach of fiduciary duty, waste and mismanagement, as well as alleged wrongful acts by the Board and the former President, including among other things, self-dealing and misuse of corporate funds by the former President. The Company, and the other defendants, contested Mr. Seltzer's claims and on July 23, 1996 won a motion to dismiss the case. Mr. Seltzer attempted to file a notice of appeal from the order of dismissal, but failed to do so in a timely manner. He has since motioned the court to recognize his notice of appeal and it is anticipated that the court will rule on such motion in the near future.

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

           In addition to the above lawsuits, the Company is named as defendant in a number of legal actions arising from its operations. All of these actions have been considered in establishing liabilities. Management and its legal counsel are of the opinion that these actions will not have a material adverse effect on the financial position or results of operations.

      NOTE 5--COMMITMENTS, CONTINGENCIES AND OTHER

           OPERATING LEASES

           The Company leases office space in Fair Lawn, NJ, where it occupies approximately 36,000 square feet, under a lease which expires in 2000. The current annual rental expense is approximately $400,000. The lease includes escalation clauses for increased real estate taxes, insurance and maintenance expenses. The lease provides for a renewal period of five years.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



           Rent expense for COVER-ALL office space was $334,170, $174,710, and $265,363, for the years ended December 31, 1996, 1995 and 1994, respectively.

           The Company's future minimum rental commitments under its noncancellable operating lease in effect at December 31, 1996 follows: years ending December 31, 1997 -$400,000; 1998 -$400,000; 1999 -$400,000;
      2000 -$170,000; thereafter -NONE.

           EMPLOYMENT CONTRACTS

           The Company has employment contracts with certain of its executives with various dates of expiration through the year ending December 31, 1998. Certain of the contracts are automatically renewable from year to year. The aggregate annual commitment for future salaries at December 31, 1996 was approximately $675,000.

           RELATED PARTY TRANSACTIONS

           A director of the Company is a partner in a law firm with which the Company incurred legal expenses of approximately $600,000, $360,000 and $500,000 in 1996, 1995 and 1994, respectively.

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

           MAJOR CUSTOMERS

           COVER-ALL had a substantial portion of its revenues from three customers in 1996 and 1995 and two customers in 1994 as follows:

                                          YEAR ENDED   YEAR ENDED   YEAR ENDED
                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                   CUSTOMER                   1996         1995         1994
                  ----------               ----------   ----------   ----------
      Sun Alliance Management Services          27%         16%
      Glatfelter Insurance Group                13%
      Millers Insurance Group                   13%                      13%
      New Jersey State Medical
      Underwriters                                          18%
      Secura, Inc.                                          11%
      Empire Insurance Company                                           17%

           In 1996 and 1995 export sales were made to a U.K. customer of approximately $1,465,000 and $640,000, respectively.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




           CREDIT LINES

           At December 31, 1994, the Company had outstanding $2 million in short-term borrowings against its $4 million secured credit line with a bank. In 1995 the Company repaid the $2 million and the credit line was withdrawn. Cash paid during the periods for interest was: 1996 -none, 1995 -none, and 1994 -$199,120.


      NOTE 6--INCOME TAXES

           An analysis of the components of the income tax provision and the classification between continuing and discontinued operations is as follows:

                                   YEAR ENDED    YEAR ENDED    YEAR ENDED
                                  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                      1996          1995          1994
                                   ----------    ----------    ----------

      Current:
       Federal                      $     --  $(2,800,000)   $(2,050,000)

                                          --           --        460,000
        State                     ----------   ----------     ----------

                                          --   (2,800,000)    (1,590,000)
                                  ----------   ----------     ----------
      Deferred:

       Federal                            --    2,800,000     (3,110,000)
                                          --     $     --     (   70,000)
       State                      ----------   ----------     ----------

                                          --    2,800,000     (3,180,000)
                                  ----------   ----------     ----------

                                    $     --     $     --    $(4,770,000)
        Total                     ==========   ==========     ==========
      Income taxes (benefit):

        Continuing operations       $     --     $     --    $(3,846,351)
                                          --     $     --       (923,649)
        Discontinued operations   ----------   ----------     ----------


      Total income taxes            $     --     $     --    $(4,770,000)
      (benefit)                   ==========   ==========     ==========

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



           The income tax provision (benefit) for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:



                                     YEAR ENDED     YEAR ENDED      YEAR ENDED
                                    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                        1996           1995            1994
                                     ----------     ----------      ----------
       Computed federal
        statutory tax (benefit) $(1,781,000)    $(1,204,991)    $(3,846,351)

       Valuation allowance to
        reduce deferred tax asset 1,781,000       1,204,991              --
                                 ----------      ----------      ----------

          Total                    $     --        $     --     $(3,846,351)
                                 ==========      ==========      ==========

           The components of the net deferred tax asset and liability were as follows:
                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                              1996         1995         1994
                                           ----------   ----------   ----------

      Deferred tax assets current:
        Deferred revenue                     $     -- $(1,185,000  $(4,000,000

        Reserve for contract adjustments           --   2,075,000    1,300,000

        Bad debts                              18,000     186,000      188,000
        Reserve for loss on disposal          414,000     300,000           --

        Other net                              36,000      31,000      112,000
                                             (468,000) (3,777,000)  (2,350,000)
        Valuation allowance                ----------  ----------   ----------

                                             $     --    $     --  $(3,250,000
          Current deferred tax asset       ==========  ==========   ==========

      Deferred tax asset (liability) -
        long-term:
        Net operating loss carryforward    $8,421,000  $2,790,000     $     --

        Capitalized software                 (590,000)   (600,000)    (460,000)

        Depreciation and amortization         200,000     200,000      (10,000)

                                           (8,031,000) (2,410,000)          --
        Valuation allowance                ----------  ----------   ----------
                                             $     -- $   (20,000) $  (470,000)
          Long-term deferred tax liability ==========  ==========   ==========

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

           At December 31, 1996 and 1995 the Company had approximately $14,000,000 and $7,000,000 of operating tax loss carryforwards expiring in 2011 and 2010, respectively. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock issued relative to the Restructuring and other stock which may be issued related to the Debentures (see Note 12) the Company may experience an ownership change and consequently the Company's utilization of its net operating losses could be significantly limited.

      NOTE 7--STOCK OPTION AND STOCK PURCHASE PLANS

           In March 1995, the Company adopted the 1995 Employee Stock Option Plan. Options for the purchase of up to 600,000 shares may be granted by of the Board of Directors to employees of the Company at an exercise price determined by the Board of Directors or the date of grant. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years. At December 31, 1996 and 1995, 210,175 and 482,325 shares, respectively, were available for grant.

           On November 15, 1994 the Company adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to directors of the Company who are not employees ("non-employee director"). Each non-employee director who is serving on "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of Common Stock at the fair market value of Common Stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At December 31, 1996, and 1995, 240,000 and 260,000 shares, respectively, were available for grant.

           In October 1994, the Company adopted the 1994 Non-Qualified Stock Option Plan for Consultants. Options for the purchase of up to 200,000 shares may be granted by the Board of Directors to any individual who has entered into a written consulting contract with the Company. The non-qualified stock options will have a 5 year term from date of grant and will be exercisable at a price and time as determined by the Board of Directors on the date of grant. At December 31, 1996 and 1995, 105,000 shares were available for grant.

           In June 1991, the Company adopted the Key Employee Stock Option Plan (the "KESO Plan"). Options for the purchase of up to 721,875 shares may be granted by the Board of Directors to key employees of the Company at an exercise price determined by the type of option granted. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years from the date of grant. At December 31, 1996 and 1995, 279,938 and 229,938 shares, respectively, were available for grant.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



           A summary of the changes in outstanding Common Stock options for all outstanding plans is as follows:

                                                           WEIGHTED-
                                                            AVERAGE   WEIGHTED-
                                                           REMAINING   AVERAGE
                                                          CONTRACTUAL  EXERCISE
                                    SHARES    PER SHARE       LIFE      PRICE
                                    ------     --------       ----      -----
     Balance, December 31, 1993   567,739   $2.29 - 10.40      --       $4.71

       Granted                    222,000    2.63 - 4.38   2.9 years     3.53
       Exercised                 (021,875)       3.53          --        3.53

                                 (314,514)   2.29 - 10.40      --        4.59
       Canceled                ----------     ----------   ---------- --------
     Balance, December 31, 1994   453,350    2.63 - 10.00  2.9 years     4.17

       Granted                    462,225    1.13 - 3.75   2.1 years     1.80

                                 (225,608)   3.13 - 10.00      --        3.87
       Canceled                ----------     ----------   ---------- --------
     Balance, December 31, 1995   689,967    1.13 - 10.00  2.3 years     2.66

       Granted                    337,250    2.00 - 5.25   2.9 years     3.20
       Exercised                 (125,187)   1.75 - 3.53       --        2.97

                                 (233,205)   1.75 - 10.00      --        3.75
       Canceled                ----------     ----------   ---------- --------

      Balance, December 31, 1996   668,825    $1.13 - 5.25  2.6 years    $2.49

          At December 31, 1996 under the above plans, 351,909 shares were exercisable.

           In 1985, the Board of Directors authorized, and the stockholders approved, the adoption of an Employee Stock Purchase Plan (the "Purchase Plan"). An aggregate of 344,531 shares of the Company's Common Stock could be issued under the Purchase Plan. As of December 31, 1995, 207,681 shares were issued under the Purchase Plan which was terminated in March 1995.

           The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price for all stock options issued during 1996 and 1995 was equal to the market price of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans.

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $1.95 and $.94 during 1996 and 1995, respectively.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



           Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:


                                           December 31,     December 31,
                                               1996             1995
                                            ----------       ----------
            Risk-free interest rate . .        6.29%           6.74%
            Expected life . . . . . . .        3.3 years       3.6 years
            Expected volatility . . . .        89%             70%
            Expected dividends  . . . .        None            None

           The pro forma amounts are indicated below (in thousands, except per share amounts):

                                              Year Ended December 31,
                                              ----------------------
                                               1996             1995
                                               ----             ----
            Net loss as reported  . . .   $( 6,001)       $(11,402)

            Pro forma net loss  . . . .   $( 6,166)       $(11,660)

            Loss per share as reported      $( .40)         $(1.33)

            Pro forma loss per share  .     $( .41)         $(1.36)

      NOTE 8--COMMON STOCK

           The Company made a series of loans in 1994, 1993 and 1992 aggregating $635,757 at December 31, 1994, to its former President in exchange for a demand note receivable with interest at 1% over the bank's prime rate. Effective January 6, 1995, the Board of Directors approved the receipt of 268,111 shares of the Company's Common Stock, which were added to treasury shares, in full satisfaction for the repayment of these loans by the former President. The cost of $2.37 per common share for this treasury stock was $.37 per share less than the closing bid price of the Company's Common Stock on January 6, 1995. This receivable at December 31, 1994 was reflected in treasury stock as a reduction of stockholders' equity.

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

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

      NOTE 9--SALE OF STOCK AND WARRANTS

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

           (B) assigned to SIL the rights it retained in the Restructuring (see Note 2) to repurchase within six months 1,628,100 shares of the Company's Common Stock for the greater of $3.00 per share or 50 percent of the then market price of the Company's Common Stock and its rights to purchase from the warrant holders for $1.00 per share five-year warrants to acquire 776,562 shares of the Company's Common Stock at $2.00 per share. As a result of the issuance of the above mentioned shares, the antidilution provisions of the Warrants required an adjustment from 776,562 shares at $2.00 per share to 862,847 shares at $1.80 per share. As a result of the issuance of the 12 1/2% Convertible Debentures discussed in Note 12, the Warrants may require a further adjustment to the number of shares purchasable and the exercise price.

           On May 1, 1996, SIL acquired 1,628,100 shares of the Company's Common Stock at $3.00 per share, and at $1.00 per Warrant, 862,847 Warrants to acquire 862,847 shares of the Company's Common Stock at $1.80 per share. SIL exercised these Warrants on May 6, 1996, resulting in the Company receiving $1,553,124 in additional equity.

           In addition, on March 31, 1996, the Company was granted by Care the exclusive license for the Care software systems for use in the workers' compensation and group health claims administration markets in Canada, Mexico and Central and South America. In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's Common Stock. The agreement was revised on March 14, 1997 and the Company engaged Care as its exclusive sales agent for a monthly fee of $10,000 against commissions of 20%. Depending upon the level of revenue reached, the Company will have the right to repurchase portions of the shares issued to Care at $.01 per share based upon the level of revenues actually achieved. Under certain circumstances, based upon aggregate net sales in excess of $10 million from a maximum of two separate sales during such three-year period, the Company may be required to grant Care five-year warrants to buy an additional 1,000,000 shares of the Company's Common Stock at $2.00 per share.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED)

           Summarized quarterly financial data is as follows:

                 (Dollar amounts in thousands except per share data)

                                                          QUARTER
                                                         --------
                                            FIRST    SECOND    THIRD     FOURTH
                                            -----    ------    -----     ------
      YEAR ENDED DECEMBER 31, 1996:
      Revenues                           $ 1,120   $ 1,897  $ 1,052    $ 1,400
      Loss from continuing operations(1)    (798)   (1,280)  (2,046)    (1,484)

      Loss on disposal of discontinued
        operations                            --        --     (393)        --
      Net loss                              (798)   (1,280)  (2,439)    (1,484)
      Loss per share from continuing
        operations                        ($0.07)   ($0.08)  ($0.12)    ($0.10)
      Net loss per share                  ($0.07)   ($0.08)  ($0.15)    ($0.10)
      YEAR ENDED DECEMBER 31, 1995:
      Revenues                             1,054       925    1,136      1,004
      Loss from continuing operations(1)  (2,158)     (280)    (388)      (718)

      Loss from discontinued operations (1,330) (3,103) (1,128) (1,547) Loss on disposal of discontinued
        operations                            --        --       --       (750)
      Net loss                            (3,488)   (3,383)  (1,516)    (3,015)
      Loss per share from continuing
        operations                        ($0.25)   ($0.03)  ($0.05)    ($0.08)
      Net loss per share                  ($0.41)   ($0.40)  ($0.18)    ($0.34)
      YEAR ENDED DECEMBER 31, 1994:

      Revenues                               484       630      155        658
      Loss from continuing operations(1)    (905)   (1,531)  (1,671)    (3,359)
      (Loss) income from discontinued
        operations                        (1,951)    1,252    1,911     (7,966)
      Net (loss) income                   (2,856)     (279)     240    (11,325)
      Loss per share from continuing
        operations                        ($0.10)   ($0.17)  ($0.19)    ($0.38)
      Net (loss) income per share         ($0.32)   ($0.03)   $0.03     ($1.28)

      (1) The first quarter of 1995 and the fourth quarter of 1994 were adversely affected by the special charges as described in Note 3.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      NOTE 11--SUPPLEMENTAL DATA

           Accrued liabilities consist of the following:

                                                      DECEMBER 31,
                                                      ------------
                                                1996               1995
                                                ----               ----

       Accrued payroll, benefits
         temporary help, consulting
         and severance                   $  371,186         $  229,623
       Reserve for contract costs
         and adjustments                         --            200,000
       Reserve for loss on disposal
         of discontinued operations              --            749,758
       Accrued expenses of the
         discontinued operations not
         assumed by The Robert Plan
         Corporation                      1,036,736          2,839,702

                                            206,690            104,558
       Other                             ----------         ----------
                                         $1,614,612         $4,123,641
           Total                         ==========         ==========

      NOTE 12--SUBSEQUENT EVENTS

           On March 14, 1997, the Company obtained $750,000 in bridge financing through the sale of 12 1/2% Convertible Notes to three major stockholders. The principal and accrued interest on the bridge financing was repaid in full on March 31, 1997 out of the proceeds from the financing discussed below.

           On March 31, 1997, the Company sold $3,000,000 of 12 1/2% Convertible Debentures due March 2002 (the "Debentures") to an institutional investor. The Debentures were sold at face value, pay interest quarterly and are convertible, in whole or in part, into shares of Common Stock of the Company at $1.25 per share, subject to adjustment. The Debentures contain certain covenants which restrict the Company's ability to incur indebtedness, grant liens, pay dividends or other defined restricted payments and make investments and acquisitions. The Company cannot redeem the Debentures for two years and thereafter may only call the Debentures if the closing price of the Company's Common Stock for the twenty business days preceding the redemption date exceeds $1.50. The net proceeds from the permanent financing were used to repay the bridge financing and the remainder will be used for working capital purposes.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
                    SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS




                                 BALANCE AT                         BALANCE AT
                                  BEGINNING             DEDUCTIONS      END
                                  OF PERIOD ADDITIONS      (1)       OF PERIOD
                                  --------- --------- -------------   ------
      Accumulated amortization of
        capitalized software and
        software license:

      Year Ended December 31,
       1996                    $  489,227  $2,101,576    $834,839   $1,755,964

      Year Ended December 31,
       1995                      $     --  $  489,227    $  --      $  489,227

      Year Ended December 31,
       1994                    $1,388,601   $3,313,023   $4,701,624  $   --

      (1) Represents primarily a write-off of $506,000 of capitalized software costs in 1996 and reduction of fully amortized software in 1994.

      EXHIBIT NO.                             DESCRIPTION
      -----------                             ------------

        2           Certificate of Merger of the Company Computer Systems, Inc.
                    (a New York corporation) into the Registrant, filed on June 11, 1985 [incorporated by reference to Exhibit 2 to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 29, 1986].

        3(a) Certificate of Incorporation of the Registrant filed on April 22, 1985 [incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 29, 1986].

        3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant filed on May 6, 1987 [incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-17533) filed on September 29, 1987].

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

        3(e) Certificate of Amendment of Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3(e) to the Registrant's Amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 0-13124) filed on July 10, 1996].

        3(f) Bylaws of the Registrant, as amended [incorporated by reference to Exhibit 3(g) to the Registrant's Amendment No. 1 to Registration Statement on Form S-3 (Commission file No. 0-13124) filed on July 10, 1996].

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

       10(e)(2) Amendment to Employment Agreement, dated June 7, 1995, between the Registrant and Harvey Krieger.

       10(e)(3) Consulting Agreement, dated as of June 1, 1996, between the Registrant and Harvey Krieger [incorporated by reference to
                    Exhibit 10(e)(3) to the Registrant's Registration Statement on Form S-3 (Commission File No. 0-1324) filed on June 17, 1996].

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

       10(g) Employment Agreement, dated as of January 24, 1996, among COVER-ALL Systems, Inc., the Registrant and Peter C. Lynch [incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 11, 1996].

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

       10(u)(ii)    Form of Warrant issued by the Registrant pursuant to the
                    Restructuring Agreement listed as Exhibit 10(u)(i) above
                    [incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on March 7, 1996].

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

       10(w) Settlement Agreement dated April 1, 1996 between the Registrant and Clarendon National Insurance Company [incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on April 8, 1996].

      *10(x) Employment Agreement, dated as of April 1, 1996, between the Registrant and Raul F. Calvo.

      *10(y) General Release and Termination of Lease Agreement, dated as of December 4, 1996, between the Registrant and Somerset Realty Associates, L.L.C.

       10(z)(i) Convertible Note Purchase Agreement, dated as March 14, 1997, between the Registrant, Software Investments Limited, Atlantic Employers Insurance Company and Roger D. Bensen [incorporated by reference to Registrant's Current Report on Form 8-K (Commission File No. 0-13124) filed on March 24, 1997.

      *10(z)(ii)    Form of 12 1/2% Convertible Note issued by Registrant
                    pursuant to the Convertible Note Purchase Agreement listed as Exhibit 10(z)(i) above.

      *10(aa)(i)    Debenture Purchase Agreement, dated as of March 31, 1997,
                    between the Registrant and Sirrom Capital Corporation.

      *10(aa)(ii)   12 1/2% Convertible Debenture Due March 31, 2002, issued by
                    Registrant to Sirrom Capital Corporation.

      *10(aa)(iii)  Amendment to Stock Purchase Agreement, dated as of March
                    14, 1997, among the Registrant, Software Investments Limited and Care Corporation Limited.

      *10(aa)(iv)   Amendment to Exclusive Software License Agreement, dated as of March 14, 1997, among the Registrant, Care Corporation
                    Limited and, for certain purposes, Cover-All Systems, Inc.

       21 Subsidiaries of the Registrant [incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 11, 1996].

      *23           Consent of Ernst & Young LLP.

      *27           Financial Data Schedule.



       ______________________________
       * Filed herewith

                                      SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   COVER-ALL TECHNOLOGIES INC.



      Date:  April 15, 1997                        By: /s/ Brian Magowan
                                                       -----------------
                                                   Brian Magowan
                                                   Chairman of the Board of
                                                    Directors
                                                    and Chief Executive Officer


                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


             SIGNATURES                TITLE                    DATE
             ----------              ----------              ----------
       /s/ Brian Magowan       Chairman of the Board       April 15, 1997
       --------------------    of Directors and Chief
       Brian Magowan           Executive Officer and
                               Director (Principal
                               Executive Officer)

       /s/ Mark D. Johnston    Chief Financial             April 15, 1997
       --------------------    Officer and
       Mark D. Johnston        Director

       /s/ Earl Gallegos       Director                    April 15, 1997
       --------------------
       Earl Gallegos

       /s/ Ian Meredith        Director                    April 15, 1997
       --------------------
       Ian Meredith

       /s/ James R. Stallard   Director                    April 15, 1997
       --------------------
       James R. Stallard