Form 10-Q
period 1997-03-31
COVER ALL TECHNOLOGIES INC
filed 1997-05-20
CIK 737300

----------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549
                                     ___________

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended March 31, 1997

                            Commission file number 0-13124

                             COVER-ALL TECHNOLOGIES INC.
                (Exact name of registrant as specified in its charter)

               Delaware                           13-2698053
     (State or other jurisdiction       (I.R.S. Employer Identification No.)
     of incorporation or organization)

                  18-01 Pollitt Drive, Fair Lawn, New Jersey  07410
     (Address of principal executive office)                (Zip Code)

                                    (201) 794-4800
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


                    Number of shares outstanding at May 12, 1997:

             16,720,297 shares of Common Stock, par value $.01 per share.

     ---------------------------------------------------------------------------

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                    March 31, 1997


                                                                      Page No.
                                                                      --------


     PART I - FINANCIAL INFORMATION

          Item 1 - Financial Statements

                    Consolidated Balance Sheets
                    March 31, 1997 and December 31, 1996. . . . . .      2 - 3

                    Consolidated Statements of Operations
                    Three Months Ended March 31, 1997 and 1996. . .          4

                    Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1997 and 1996. . .      5 - 6

                    Notes to Consolidated Financial Statements. . .     7 - 10

          Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations. . . . . . . . . . . . . . . . . .    11 - 12


     PART II - OTHER INFORMATION  . . . . . . . . . . . . . . . . .         12


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .         13

                             PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                                 MARCH 31,    DECEMBER 31,
                                                   1997           1996
                                                -----------   ------------
                                                (UNAUDITED)     (AUDITED)

     ASSETS

     Current assets:

       Cash and cash equivalents . . . . . .   $ 2,465,340    $   446,672

       Accounts receivable, less allowance
        for doubtful accounts of $76,969 and
        $43,870  . . . . . . . . . . . . . .     1,032,632      1,585,398

       Prepaid expenses  . . . . . . . . . .       371,799          7,161
                                               -----------    -----------

         Total current assets  . . . . . . .     3,869,771      2,039,231
                                               -----------    -----------

     Property and equipment, at cost:

       Furniture, fixtures and equipment . .     2,623,040      3,072,706


       Less accumulated depreciation . . . .    (2,273,002)    (2,662,713)
                                               -----------    -----------

         Property and equipment -- net . . .       350,038        409,993
                                               -----------    -----------

     Software license, less amortization of
      $1,000,000 and $750,000  . . . . . . .     4,000,000      4,250,000
                                               -----------    -----------


     Capitalized software, less amortization
      of $1,209,688 and $1,005,964 . . . . .     1,274,226      1,477,950
                                               -----------    -----------

     Other assets  . . . . . . . . . . . . .        63,848         66,181
                                               -----------    -----------
                                               $ 9,557,883    $ 8,243,355
                                               ===========    ===========

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (Continued)


                                                 MARCH 31,     DECEMBER 31,
                                                    1997           1996
                                                -----------    ------------
                                                (UNAUDITED)     (AUDITED)

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:

       Accounts payable  . . . . . . . . . . . $   779,467    $   536,172

       Accrued liabilities . . . . . . . . . .   1,406,470      1,614,612

       Unearned revenue  . . . . . . . . . . .   1,033,132      1,181,575
                                               -----------    -----------

          Total current liabilities  . . . . .   3,219,069      3,332,359
                                               -----------    -----------


     Convertible debentures  . . . . . . . . .   3,000,000             --
                                               -----------    -----------


     Commitments and contingencies (Note 5)  .

     Stockholders' equity:

       Common stock, $.01 par value;
       authorized 30,000,000 shares,
       issued 17,352,783 and 17,351,883 shares     173,528        173,519

       Capital in excess of par value  . . . .  27,272,075     27,258,352

       Accumulated deficit . . . . . . . . . . (21,539,582)   (19,953,668)

       Treasury stock at cost -- 633,986
        shares . . . . . . . . . . . . . . . .  (2,567,207)    (2,567,207)
                                               -----------    -----------


         Total stockholders' equity  . . . . .   3,338,814      4,910,996
                                               -----------    -----------

                                               $ 9,557,883    $ 8,243,355
                                               ===========    ===========
     See accompanying notes.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                               --------------------------
                                                   1997           1996
                                               -----------    -----------
     Revenues:
       Licenses  . . . . . . . . . . . . . . . $    73,976    $   205,001
       Maintenance . . . . . . . . . . . . . .     586,860        507,104
       Professional services . . . . . . . . .     221,878        407,998
                                                ----------    -----------
                                                   882,714      1,120,103
                                                ----------    -----------

     Costs and expenses:
       Cost of sales . . . . . . . . . . . . .   1,306,390        461,256
       Research and development  . . . . . . .          --        789,375
       Sales and marketing . . . . . . . . . .     351,929        118,159
       General and administrative  . . . . . .     810,309        549,319
                                               -----------    -----------
                                                 2,468,628      1,918,109
                                               -----------    -----------

     Net loss  . . . . . . . . . . . . . . . . $(1,585,914)   $  (798,006)
                                               ===========    ===========
     Net loss per share  . . . . . . . . . . . $     (0.09)   $     (0.07)
                                               ===========    ===========

     Weighted average number of common shares
       outstanding . . . . . . . . . . . . . .  16,717,994     10,964,669
                                               ===========    ===========



     See accompanying notes.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  --------------------------
                                                      1997          1996
                                                  -----------    -----------
     Cash flows from operating activities:
      Net loss from continuing operations         $(1,585,914)   $  (798,006)
      Adjustments to reconcile net loss
       to net cash used for operating
       activities:
       Depreciation                                    58,519         67,988
       Amortization of capitalized software
        and software license                          453,724        168,189
       Compensation expense related to
        issuance of stock options                      12,157             --
       Accounts receivable                            552,765     (2,205,305)
       Income taxes receivable                             --      2,300,000
       Prepaid expenses                              (364,638)      (529,672)
       Other assets                                     2,333       (562,858)
       Accounts payable                               243,295        279,717
       Accrued liabilities                           (208,142)       222,054
       Unearned revenue                              (148,442)       (89,405)
                                                  -----------    -----------
     Net cash used for continuing operating
       activities                                    (984,343)    (1,147,298)
                                                  -----------    -----------
       Decrease in net liabilities of
         discontinued operations                           --     (1,670,028)
                                                  -----------    -----------
     Net cash used for discontinued operating
       activities                                          --     (1,670,028)
                                                  -----------    -----------
     Net cash used for operating activities          (984,343)    (2,817,326)
                                                  -----------    -----------

     Cash flows from investing activities:
      Capital expenditures                              1,436             --
      Capital software expenditures                        --       (108,787)
                                                  -----------    -----------
      Net cash provided from (used for)
        investing activities                            1,436       (108,787)
                                                  -----------    -----------
     Cash flows from financing activities:
      Proceeds from the sale of convertible
        debentures                                  3,000,000             --
      Net proceeds from issuance of
        common stock                                    1,575      3,098,780
                                                  -----------    -----------
     Net cash provided from financing
       activities                                   3,001,575      3,098,780
                                                  -----------    -----------
       Change in cash and cash equivalents          2,018,668        172,667

     Cash and cash equivalents beginning of
       period                                         446,672      1,576,745
                                                  -----------    -----------
     Cash and cash equivalents end of period      $ 2,465,340    $ 1,749,412
                                                  ===========    ===========

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                     (unaudited)


     Supplemental disclosures of noncash investing and financing activities in 1996:

     Financing:
     ---------
     The Company in connection with the discontinuance of ISD issued Common Stock and Warrants for $6,978,340 as a result of the restructuring agreement. (See Note 3.)

     Investing:
     ---------
     The Company acquired a software license from Care by issuing Common Stock valued at $5,000,000. (See Note 4.)





     See accompanying notes.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - GENERAL

     For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc. (the "Company") Annual Report on Form 10-K for the year ended
     December 31, 1996. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior year have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

     In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996 and the results of operations for the three-month periods ended March 31, 1997 and 1996, and the cash flows for the three-month periods ended March 31, 1997 and 1996. Such adjustments are of a normal and recurring nature. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for a full year.


     NOTE 2 - CONVERTIBLE NOTES & DEBENTURES


               On March 14, 1997, the Company obtained $750,000 in bridge financing through the sale of 12 1/2% Convertible Notes to three major stockholders. The principals and accrued interest on the bridge financing was repaid in full on March 31, 1997 out of the proceeds from the financing discussed below.

               On March 31, 1997, the Company issued $3,000,000 of 12 1/2% Convertible Debentures (the "Debentures") to an institutional investor at face value. The Debentures are immediately convertible, in whole or in part, into shares of the Company's Common Stock at a conversion price of $1.25 per share, subject to adjustment, and mature on March 31, 2002. Interest is payable quarterly. The Debentures contain certain covenants which restrict the Company's ability to incur debt, grant liens, pay dividends or other restricted payments and make investments and acquisitions. The Company cannot redeem the Debentures for two years and thereafter may call the Debentures only if the closing price of the Company's Common Stock exceeds $1.50 for the twenty days preceding the redemption date. A portion of the proceeds from the issuance were used to repay the bridge financing. The remaining net proceeds are being used for working capital purposes.


     NOTE 3 - DISCONTINUED OPERATIONS

               In March 1996, the Company entered into a series of agreements which provided for the transfer and discontinuance of its Insurance Services Division ("ISD") operations and the issuance of the Company's Common Stock and Warrants to certain customers of the ISD business in exchange for the release of the Company from its obligations to provide insurance services to ISD customers and to The Robert Plan Corporation in exchange for the settlement and dismissal of two lawsuits with The Robert Plan Corporation. Effective March 1, 1996 the Company discontinued providing insurance processing services to the automobile insurance industry and reflected those activities as discontinued operations in its Financial Statements.

               As part of the restructuring transactions ("the Restructuring"), the Company transferred certain assets, employees, contracts and leased premises relating to its ISD business to a subsidiary of The Robert Plan Corporation, which replaced the Company as the provider of insurance services to the ISD customers. In exchange for settling the lawsuits, releasing the Company's obligations to provide insurance services under its contracts and executing mutual release, the Company issued to certain of the ISD customers and certain parties to the litigation: (a) a total of 3,256,201 shares of the Company's Common Stock, (b) five-year Warrants to purchase up to an additional aggregate of 1,553,125 shares of the Company's Common Stock at $2.00 per share and (c) cash of $2.5 million. The holders of these securities can request the Company to register these securities with such registration costs to be paid by the Company. The Company had the option, exercisable for a period of six months, to (i) purchase 50% of the aforementioned 3,256,201 shares at a cash price equal to the greater of $3.00 or 50% of the then market price of a share of the Company's Common Stock and (ii) acquire 50% of the 1,553,125 Warrants at a cash price equal to $1.00 per Warrant. On March 31, 1996, the Company assigned its aforementioned repurchase option applicable to the Company's Common Stock and Warrants to Software Investments Limited ("SIL"). SIL subsequently exercised all of the options to purchase the Company's Common Stock and Warrants as discussed in Note 4. As a result of the issuance of shares described in Note 4, the antidilution provisions of the warrants required an adjustment of shares to 1,725,694 from 1,553,125 and a price adjustment to $1.80 from $2.00 per share. Further, as a result of the issuance of the 12 1/2% Convertible Debentures discussed in Note 2, the Warrants required an adjustment to the number of shares purchasable to 902,979 and the exercise price to $1.72 per share.


     NOTE 4 - SALE OF STOCK AND WARRANTS

               On March 31, 1996, the Company entered into a series of transactions with Software Investment Limited ("SIL") and Care Corporation Limited ("Care") whereby the Company:

               (A) sold to SIL for total proceeds of $3,022,391: (i) 1,412,758 shares of the Company's Common Stock for $2.00 per share and (ii) five-year warrants to purchase an aggregate of 196, 875 shares of the Company's Common Stock exercisable at $2.00 per share for $1.00 per warrant ($196,875).

               (B) assigned to SIL the rights it retained in the Restructuring (see Note 3) to repurchase within six months 1,628,100 shares of the Company's Common Stock for the greater of $3.00 per share or 50 percent of the then market price of the Company's Common Stock and its rights to purchase from the warrant holders for $1.00 per share five-year warrants to acquire 776,562 shares of the Company's Common Stock at $2.00 per share. As a result of the issuance of the above mentioned shares, the antidilution provisions of the Warrants required an adjustment from 776,562 shares at $2,00 per share to 862,847 shares at $1.80 per share. Further, as a result of the issuance of the 12 1/2% Convertible Debentures discussed in
     Note 2, the Warrants required an adjustment to the number of shares purchasable to 206,152 and the exercise price to $1.91 per share.

               On May 1, 1996, SIL acquired 1,628,100 shares of the Company's Common Stock at $3,00 per share, and at $1.00 per Warrant, 862,847 Warrants to acquire 862,847 shares of the Company's Common Stock at $1.80 per share. SIL exercised these Warrants on May 6, 1996, resulting in the Company receiving $1,553,124 in additional equity.

               In addition, on March 31, 1996, the Company was granted by Care the exclusive license for the Care software for use in the workers' compensation and group health claims administration markets in Canada, Mexico and Central South America. In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's Common Stock. The agreement was revised on March 14, 1997 and the Company engaged Care as its exclusive sales agent for a monthly fee of $10,000 against commissions of 20%. Depending upon the level of revenue reached, the Company will have the right to repurchase portions of the shares issued to Care at $.01 per share based upon the level of revenues actually achieved. Under certain circumstances, based upon aggregate net sales in excess of $10 million from a maximum of two separate sales during such three-year period, the Company may be required to grant Care five-year warrants to buy an additional 1,000,000 shares of the Company's Common Stock at $2.00 per share.

                           COVER-ALL TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 5 - LITIGATION

               In March 1994, Material Damage Adjustment Corporation ("MDA"), a subsidiary of The Robert Plan Corporation and a subcontractor for the Company performing claims processing work, instituted an action in the Superior Court of New Jersey seeking injunctive relief requiring that the Company turn over to MDA in excess of $1 million that the Company had withheld from certain claims fees allegedly owed to MDA. This action arose out of the Company's servicing contract with the Market Transition Facility of New Jersey ("MTF"). The Company had withheld the funds as a set off to cover unpaid invoices for data processing services rendered by the Company for MDA. MDA also added a claim for approximately $2.5 million of surcharge fees paid to the Company by the MTF. The MTF was brought into the case to resolve disputes between MTF and MDA over refunds of claims fees paid on claims later closed without payment ("CWP's). The Company vigorously contested MDA's claims and asserted counterclaims against MDA to establish the Company's entitlement to the disputed sums.

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

               On March 1, 1996, the two lawsuits described above were settled as part of the overall settlement with certain of the Company's insurance services customers. (See Note 3.)

               On February 2, 1995, Sol M. Seltzer commenced an action in the Supreme Court of New York against Mr. Krieger, the then Chairman of the Board and former President of the Company, and each of the other then
     members of the Board of Directors.   The plaintiff, Sol M. Seltzer, who
     purported to sue derivatively on behalf of the Company and COVER-ALL, sought among other things, compensatory damages in an amount to be determined at trial and punitive damages in an aggregate amount of $12 million. Sol M. Seltzer was a vice-president of the Company and a director of COVER-ALL until he resigned from such positions in late 1994. The plaintiff alleged, among other things, breach of fiduciary duty, waste and mismanagement, as well as alleged wrongful acts by the Board and the former President, including among other things, self-dealing and misuse of corporate funds by the former President. The Company, and the other defendants, contested Mr. Seltzer's claims and on July 23, 1996 won a motion to dismiss the case. Mr. Seltzer attempted to file a notice of appeal from the order of dismissal, but failed to do so in a timely manner. He has since motioned the court to recognize his notice of appeal and it is anticipated that the court will rule on such motion in the near future.

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

                          COVER-ALL TECHNOLOGIES INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE 6 - INCOME TAXES

               For 1997 and 1996, no income tax benefit relative to the Company's operating losses has been reflected in the Statement of Operations. A valuation allowance was provided equal to the tax benefit that the loss generated, since the realization of such benefit would be dependent upon achieving future operating profits which cannot be reasonably assured.


     NOTE 7 - NET LOSS PER SHARE

               Net loss per share is based on the weighted average number of common shares and, where applicable, common share equivalents outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." The Statement is designed to simplify the computation of earnings per share and is effective for year ends after December 15, 1997. Due to the Company's operating losses, the inclusion of certain shares from options, warrants and Debentures have had an antidilutive effect on the calculation of loss per share and thus have been excluded. As a result, the impact of the new pronouncement on the loss per share calculation is not expected to be material when it is implemented.

                             COVER-ALL TECHNOLOGIES INC.
                                   AND SUBSIDIARIES


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Total revenues for the three months ended March 31, 1997 were $882,714 as compared to $1,120,103 for the same period in 1996. Licenses fees were $73,976 for the three months ended March 31, 1997 compared to $205,001 in the same period in 1996 as a result of fewer new contracts being signed in the first quarter of 1997. For the three months ended March 31, 1997, maintenance revenues were $586,860 compared to $507,104 in the same period of the prior year due to increased fees to customers and an increased customer base. Professional services revenue contributed $221,878 in the three months ended March 31, 1997 compared to $407,998 in the first quarter of 1996 as a result of the completion of modifications for the one major TAS 2000 customer in 1996. Total Classic revenues were $832,713 for the three months ended March 31, 1997 as compared to $735,003 for the three months ended March 31, 1996. Total TAS 2000 revenues were $50,001 for the three months ended March 31, 1997 as compared to $385,100 for the three months ended March 31, 1996.

               Cost of sales increased to $1,306,390 for the three months ended March 31, 997 as compared to $461,256 for the same period in 1996 as a result of significant increases in capitalized software and license fees amortization, and compensation expense relating to the dedication of staff to maintenance and professional services.

               No research and development expenses were recorded for the three months ended March 31, 1997 compared to $789,375 for the same period in 1996 as a result of completion of several modules of the TAS 2000 product line and significant staff reductions in the development group. Future development of additional TAS 2000 modules will be customer driven.

               Sales and marketing expense increased to $351,929 in the three months ended March 31, 1997 as compared to $118,159 in the same period of 1996 due to an increased marketing and sales effort to improve the market share of all the Company's product lines. The Company is now utilizing distributors and outside consultants to market its products.

               General and administrative expenses increased to $810,309 in the first quarter of 1997 from $549,319 for the three months ended March 31, 1996 due to costs in connection with the securing of the Convertible Notes and Convertible Debentures, and additional corporate related issues.

               The Company is working toward continued growth in 1997 and beyond. In the Classic line, the Company is positioned to increased market share as a result of completion of the project making it Windows 95 compliant and maintaining the strengths upon which its current market acceptance is based. A nationwide sales force is being recruited to market the Classic product line.

               The TAS 2000 product line offers a complete set of policy administration applications development products. The TAS 2000 products are being marketed in both the domestic marketplace and in the United Kingdom, through systems integrators.

               The Company is also marketing the Care software in Canada.

               The preceding forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements. The Company's outlook for fiscal 1997, including expected changes in revenues, earnings, margins, and sales mix, is based on recent buying trends, continued improvements in operations and the anticipation of new products being introduced on schedule. All of these factors might be affected by increased competition, customer decisions, delays in productivity programs and new product introductions, and other business factors beyond the Company's control.

                           COVER-ALL TECHNOLOGIES INC.
                                AND SUBSIDIARIES


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Liquidity and Capital Resources
     -------------------------------

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

               At March 31, 1997, the Company had working capital of $650,705 as compared to working capital of $208,690 at March 31, 1996. The improvement in working capital was due to the payment of certain liabilities related to the discontinued operations and securing the Debentures discussed above.

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


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.
               --------

               27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.
               -------------------

               The Company filed a Form 8-K on January 7, 1997 under Item 5 to reflect the resignation of Harvey Krieger as a director of the Company effective as of December 31, 1996. The Company filed a Form 8-K on March 24, 1997 under Item 5 to reflect the announcement of the closing of a $750,000 bridge financing, the appointment of a new Chief Executive Officer, the election of two new directors and the amendment of the terms of certain software licensing and related agreements. The Company also filed a Form 8-K on April 14, 1997 under Item 5 to reflect the closing of $3 million of permanent financing through the sale of its 12 1/2% Convertible Debentures, due March 31, 2002 to Tandem Capital, Inc. and the resignation of four directors and the appointment of one new director.

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

                                              COVER-ALL TECHNOLOGIES INC.




     May 20, 1997                             By: /s/ Brian Magowan
                                                 -----------------------
                                                 Brian Magowan
                                                 Chairman and Chief
                                                 Executive Officer



     May 20, 1997                             By: /s/ Mark D. Johnston
                                                 -----------------------
                                                 Mark D. Johnston
                                                 Chief Financial Officer

                             EXHIBIT INDEX



          Exhibit                  Description
          -------                  -----------

            27               Financial Data Schedule