Form 10-Q
period 1997-06-30
COVER ALL TECHNOLOGIES INC
filed 1997-08-15
CIK 737300

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     June 30, 1997    Commission File Number       0-13124

                  COVER-ALL TECHNOLOGIES, INC. AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)

               Delaware                                      13-2698053
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            18-01 Pollitt Drive
            Fair Lawn, New Jersey                              07410
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:       (201) 794-4800
                                                        ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No


                Number of shares outstanding at August 11, 1997:

          16,720,297 shares of Common Stock, par value $.01 per share.

COVER-ALL TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
------------------------------------------------------------------------------





PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets as of June 30, 1997 [Unaudited]
   and December 31, 1996 [Audited].................................. 1.....  2

   Consolidated Statements of Operations for the Three and Six Months
   Ended June 30, 1997 and 1996 [Unaudited]......................... 3.....

   Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 1997 and 1996 [Unaudited]............................... 4.....

   Notes to Consolidated Financial Statements [Unaudited]........... 5.....  8

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations........................ 9..... 10

PART II: OTHER INFORMATION..........................................11.....

SIGNATURE...........................................................12.....





                         . . . . . . . . . . . . . . .

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

COVER-ALL TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                        June 30,    December 31,
                                                         1 9 9 7        1 9 9 6
                                                       [Unaudited]    [Audited]
Assets:
Current Assets:
  Cash and Cash Equivalents                            $1,123,645   $   446,672
  Accounts Receivable [Less Allowance
  for Doubtful Accounts of $76,969 and $43,870]         1,238,655     1,585,398
  Prepaid Expenses                                        244,524         7,161
                                                       ----------   -----------

  Total Current Assets                                  2,606,824     2,039,231
                                                       ----------   -----------

Property and Equipment - At Cost:
  Furniture, Fixtures and Equipment                     2,625,678     3,072,706
  Less: Accumulated Depreciation                       (2,319,145)   (2,662,713)
                                                       ----------   -----------

  Property and Equipment - Net                            306,533       409,993
                                                       ----------   -----------

Software License [Less Amortization of $1,250,000
  and $750,000]                                         3,750,000     4,250,000
                                                       ----------   -----------

Capitalized Software [Less Amortization of $1,413,414
  and $1,005,964]                                       1,070,499     1,477,950
                                                       ----------   -----------

Other Assets                                               59,335        66,181
                                                       ----------   -----------

  Total Assets                                         $7,793,191   $ 8,243,355
                                                       ==========   ===========




The Accompanying Notes are an Integral Part of These Financial Statements.

COVER-ALL TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                        June 30,    December 31,
                                                       1 9 9 7        1 9 9 6
                                                      [Unaudited]     [Audited]
Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                     $  487,193   $   536,172
  Accrued Liabilities                                   1,195,501     1,614,612
  Unearned Revenue                                        675,401     1,181,575
                                                       ----------   -----------

  Total Current Liabilities                             2,358,095     3,332,359
                                                       ----------   -----------

Convertible Debentures                                  3,000,000            --
                                                       ----------   -----------

Commitments and Contingencies                                  --            --
                                                       ----------   -----------

Stockholders' Equity:
  Common Stock, $.01 Par Value, Authorized
  30,000,000 Shares, Issued 17,354,283 and
  17,351,883 Shares                                       173,543       173,519

  Capital In Excess of Par Value                       27,378,871    27,258,352

  Accumulated Deficit                                  (22,550,111) (19,953,668)

  Treasury Stock - At Cost - 633,986 Shares            (2,567,207)   (2,567,207)
                                                       ----------   -----------

  Total Stockholders' Equity                            2,435,096     4,910,996
                                                       ----------   -----------

  Total Liabilities and Stockholders' Equity           $7,793,191   $ 8,243,355
                                                       ==========   ===========




The Accompanying Notes are an Integral Part of These Financial Statements.

COVER-ALL TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                   Three months ended          Six months ended
                                       June 30,                   June 30,
                                       --------                   --------
                                  1 9 9 7     1 9 9 6       1 9 9 7     1 9 9 6
                                  -------     -------       -------     -------

Revenues:
  Licenses                     $  412,532  $  502,241   $   486,508 $   707,242
  Maintenance                     628,318     528,333     1,215,178   1,035,437
  Professional Services           297,350     866,387       519,228   1,274,385
                               ----------  ----------   ----------- -----------

  Total Revenues                1,338,200   1,896,961     2,220,914   3,017,064
                               ----------  ----------   ----------- -----------

Costs and Expenses:
  Cost of Sales                 1,242,675     929,370     2,549,065   1,390,626
  Research and Development             --     913,658            --   1,703,033
  Sales and Marketing             456,541     203,577       808,470     321,736
  General and Administrati        649,513   1,130,822     1,459,822   1,680,141
                               ----------  ----------   ----------- -----------

  Total Costs and Expenses      2,348,729   3,177,427     4,817,357   5,095,536
                               ----------  ----------   ----------- -----------

  Net Loss                     $(1,010,529)$(1,280,466) $(2,596,443)$(2,078,472)
                               =========== ===========  =========== ===========

  Net Loss Per Share           $   (0.060) $   (0.078)  $    (0.155)$    (0.160)
                               ==========  ==========   =========== ===========

  Weighted Average Number of
   Common Shares Outstanding   16,720,297  16,314,436    16,719,146  13,014,557
                               ==========  ==========   =========== ===========




The Accompanying Notes are an Integral Part of These Financial Statements.

COVER-ALL TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------

                                                           Six months ended
                                                                June 30,
                                                          1 9 9 7       1 9 9 6
                                                         -------       -------
Cash Flows from Operating Activities:
  Net Loss from Continuing Operations                  $(2,596,443) $(2,078,472)
  Adjustments to Reconcile Net Loss to Net Cash
   Used for Operating Activities
   Depreciation                                           104,662       168,741
   Amortization of Capitalized Software and
    Software License                                      907,450       473,859
   Compensation Expense Related to Issuance of
    Stock Options                                         116,344            --
   Accounts Receivable                                    346,743       277,384
   Income Taxes Receivable                                     --     2,300,000
   Prepaid Expenses                                      (237,363)     (364,140)
   Other Assets                                             6,846       308,670
   Accounts Payable                                       (48,979)     (211,659)
   Accrued Liabilities                                   (419,110)   (1,077,925)
   Unearned Revenue                                      (506,174)     (330,564)
                                                       ----------   -----------

  Net Cash Used for Continuing Operating Activities    (2,326,024)     (534,106)
                                                       ----------   -----------

Decrease in Net Liabilities of Discontinued Operat             --    (1,670,028)
                                                       ----------   -----------

  Net Cash Used for Discontinued Operating Activiti            --    (1,670,028)
                                                       ----------   -----------

  Net Cash Used for Continuing Activities              (2,326,024)   (2,204,134)
                                                       ----------   -----------

Cash Flow from Investing Activities:
  Capital Expenditures                                     (1,202)      (34,313)
  Capital Software Expenditures                                --      (490,810)
                                                       ----------   -----------

  Net Cash Used for Investing Activities                   (1,202)     (525,123)
                                                       ----------   -----------

Cash Flows from Financing Activities:
  Proceeds from the Bridge Financing and the Sale of
   Convertible Debentures                               3,750,000            --
  Payments on the Bridge Financing                       (750,000)           --
  Net Proceeds from Issuance of Common Stock                4,199     4,737,401
                                                       ----------   -----------

  Net Cash Provided from Financing Activities           3,004,199     4,737,401
                                                       ----------   -----------

  Change in Cash and Cash Equivalents                     676,973     2,008,144

Cash and Cash Equivalents - Beginning of Periods          446,672     1,576,745
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $1,123,645   $ 3,584,889
                                                       ==========   ===========

Supplemental Disclosures of Non-Cash Investing and Financing Activities in 1996:

Financing
In connection with the discontinuance of ISD, the Company issued Common Stock and Warrants for $6,978,340 as a result of the restructuring agreement [See Note 3].

Investing
The Company acquired a software license from Care by issuing Common Stock valued at $5,000,000 [See Note 4].

The Accompanying Notes are an Integral Part of These Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



[1] General

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc. [the "Company"] Annual Report on Form 10-K for the year ended December 31, 1996. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior year have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996 and the results of operations for the three and six month periods ended June 30, 1997 and 1996, and the cash flows for the six month periods ended June 30, 1997 and 1996. Such adjustments are of a normal and recurring nature. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for a full year.


[2] Convertible Notes & Debentures

On March 14, 1997, the Company obtained $750,000 in bridge financing through the sale of 12 1/2% Convertible Notes to three major stockholders. The principal and accrued interest on the bridge financing was repaid in full on March 31, 1997 out of the proceeds from the financing discussed below.

On March 31, 1997, the Company issued $3,000,000 of 12 1/2% Convertible Debentures [the "Debentures"] to an institutional investor at face value. The Debentures are immediately convertible, in whole or in part, into shares of the Company's Common Stock at a conversion price of $1.25 per share, subject to adjustment, and mature on March 31, 2002. Interest is payable quarterly. The Debentures contain certain covenants which restrict the Company's ability to incur debt, grant liens, pay dividends or other restricted payments and make investments and acquisitions. The Company cannot redeem the Debentures for two years and thereafter may call the Debentures only if the closing price of the Company's Common Stock exceeds $1.50 for the twenty days preceding the redemption date. A portion of the proceeds from the issuance was used to repay the bridge financing. The remaining net proceeds are being used for working capital purposes.

[3] Discontinued Operations

In March 1995, the Company entered into a series of agreements which provided for the transfer and discontinuance of its Insurance Services Division ["ISD"] operations and the issuance of the Company's Common Stock and Warrants to certain customers of the ISD business in exchange for the release of the Company from its obligations to provide insurance services to ISD customers and to The Robert Plan Corporation in exchange for the settlement and dismissal of two lawsuits with The Robert Plan Corporation. Effective March 1, 1996 the Company discontinued providing insurance processing services to the automobile insurance industry and reflected those activities as discontinued operations in its Financial Statements in December 1995.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[3] Discontinued Operations [Continued]

As part of the restructuring transactions ["the Restructuring"] the Company transferred certain assets, employees, contracts and leased premises relating to its ISD business to a subsidiary of The Robert Plan Corporation, which replaced the Company as the provider of insurance services to the ISD customers. In exchange for settling the lawsuits, releasing the Company's obligations to provide insurance services under its contracts and executing mutual releases the Company issued to certain of the ISD customers and certain parties to the litigation; (a) a total of 3,256,201 shares of the Company's Common Stock, (b) five-year Warrants to purchase up to an additional aggregate of 1,553,125 shares of the Company's Common Stock at $2.00 per share and (c) cash of $2.5 million. The holders of these securities can request the Company to register these securities with such registration costs to be paid by the Company. The Company had the option, exercisable for a period of six months, to (i) purchase 50% of the aforementioned 3,256,201 shares at a cash price equal to the greater of $3.00 or 50% of the then market price of a share of the Company's Common Stock and (ii) acquire 50% of the 1,553,125 Warrants at a cash price equal to $1.00 per Warrant. On March 31, 1996, the Company assigned its aforementioned repurchase option applicable to the Company's Common Stock and Warrants to Software Investments Limited ["SIL"]. SIL subsequently exercised all of the options to purchase the Company's Common Stock and Warrants as discussed in Note
4. As a result of the issuance of shares described in Note 4, the antidilution provisions of the warrants required an adjustment of shares to 1,725,694 from 1.553,125 and a price adjustment to $1.80 from $2.00 per share. Further, as a result of the issuance of the 12 1/2% Convertible Debentures discussed in Note 2, the Warrants required an adjustment to the number of shares purchasable to 902,979 and the exercise price to $1.72 per share.

[4] Sale of Stock and Warrants

On March 31, 1996, the Company entered into a series of transactions with Software Investment Limited ["SIL"] and Care Corporation Limited ["Care"] whereby the Company:

[A] Sold to SIL for total proceeds of $3,022,391: (i) 1,412,758 shares of the Company's Common Stock for $2.00 per share and (ii) five-year warrants to purchase an aggregate of 196,875 shares of the Company's Common Stock exercisable at $2.00 per share for $1.00 per warrant ($196,875).

[B] Assigned to SIL the rights it retained in the Restructuring [see Note 3] to repurchase within six months 1,628,100 shares of the Company's Common Stock for the greater of $3.00 per share or 50 percent of the then market price of the Company's Common Stock and its rights to purchase from the warrant holders for $1.00 per share five-year warrants to acquire 776,562 shares of the Company's Common Stock at $2.00 per share. As a result of the issuance of the above mentioned shares, the antidilution provisions of the Warrants required an adjustment from 776,562 shares at $2.00 per share to 862,847 shares at $1.80 per share. Further, as a result of the issuance of the 12 1/2% Convertible Debentures discussed in Note 2, the Warrants required an adjustment to the number of shares purchasable to 206,152 and the exercise price to $1.91 per share. In July 1997 SIL assigned the Warrants to purchase 100,000 shares of the 206,152 shares at $1.91 per share to three independent investors.

On May 1, 1996, SIL acquired 1,628,100 shares of the Company's Common Stock at $3.00 per share, and at $1.00 per Warrant, 862,847 Warrants to acquire 862,847 shares of the Company's Common Stock at $1.80 per share. SIL exercised these Warrants on May 6, 1996, resulting in the Company receiving $1,553,124 in additional equity.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet 3
[UNAUDITED]
------------------------------------------------------------------------------



[4] Sale of Stock and Warrants [Continued]

In addition, on March 31, 1996, the Company was granted by Care the exclusive license for the Care software for use in the workers' compensation and group health claims administration markets in Canada, Mexico and Central and South America. In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's Common Stock. The agreement was revised on March 14, 1997 and the Company engaged Care as its exclusive sales agent for a monthly fee of $10,000 against commissions of 20%. Depending upon the level of revenue reached, the Company will have the right to repurchase at $.01 per share portions of the shares issued to Care based upon the level of revenues actually achieved. Under certain circumstances, based upon aggregate net sales in excess of $10 million from a maximum of two separate sales during such three-year period, the Company will be required to grant Care five-year warrants to buy an additional 1,000,000 shares of the Company's Common Stock at $2.00 per share.

[5] Litigation

In March 1994, Material Damage Adjustment Corporation ["MDA"], a subsidiary of The Robert Plan Corporation and a subcontractor for the Company performing claims processing work, instituted an action in the Superior Court of New Jersey seeking injunctive relief requiring that the Company turn over to MDA in excess of $1 million that the Company had withheld from certain claims fees allegedly owed to MDA. This action arose out of the Company's servicing contract with the Market Transition Facility of New Jersey ["MTF"]. The Company had withheld the funds as a set-off to cover unpaid invoices for data processing services rendered by the Company for MDA. MDA also added a claim for approximately $2.5 million of surcharge fees paid to the Company by the MTF. The MTF was brought into the case to resolve disputes between MTF and MDA over refunds of claims fees paid on claims later closed without payment ["CWP's"]. The Company vigorously contested MDA's claims and asserted counterclaims against MDA to establish the Company's entitlement to the disputed sums.

In May 1994, the Company filed an action in the Superior Court of New Jersey against Lion Insurance Company, National Consumer Insurance Corporation and The Robert Plan Corporation seeking payment of unsatisfied invoices under an April 1991 agreement totaling approximately $2.7 million. Under the agreement, the Company agreed to provide data processing services for a three-year term in support of Lion Insurance Company's "depopulation pool" automobile insurance business in New Jersey. Lion Insurance Company is a subsidiary of The Robert Plan Corporation whose affiliate, National Consumer Insurance Corporation, has taken over the "depopulation pool" business. The Robert Plan Corporation guaranteed Lion's performance and payment.

On March 1, 1996, the two lawsuits described above were settled as part of the overall settlement with certain of the Company's insurance services customers [See Note 3].

On February 2, 1995, Sol M. Seltzer commenced an action in the Supreme Court of New York against Mr. Krieger, the then Chairman of the Board and former President of the Company, and each of the other then members of the Board of Directors. The plaintiff, Sol M. Seltzer, who purported to sue derivatively on behalf of the Company and COVER-ALL, sought among other things, compensatory damages in an amount to be determined at trial and punitive damages in an aggregate amount of $12 million. Sol M. Seltzer was a vice-president of the Company and a director of COVER-ALL until he resigned from such positions in late 1994. The plaintiff alleged, among other things, breach of fiduciary duty, waste and mismanagement, as well as alleged wrongful acts by the Board and the former President, including among other things, self-dealing and misuse of corporate funds by the former President. The Company, and the other defendants, contested Mr. Seltzer's claims and on July 23, 1996 their motion to dismiss the case was granted. Mr. Seltzer attempted to file a notice of appeal from the order of dismissal, but failed to do so in a timely manner. He has since motioned the court to recognize his notice of appeal and it is anticipated that the court will rule on such motion in the near future.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet 3
[UNAUDITED]
------------------------------------------------------------------------------



[5] Litigation [Continued]

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

[6] Income Taxes

For 1997 and 1996, no income tax benefit relative to the Company's operating losses has been reflected in the Statement of Operations. A valuation allowance was provided equal to the tax benefit that the loss generated, since the realization of such benefit would be dependent upon achieving future operating profits which cannot be reasonably assured.

[7] Net Loss Per Share

Net loss per share is based on the weighted average number of common shares and, where applicable, common share equivalents outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." The Statement is designed to simplify the computation of earnings per share and is effective for year ends after December 15, 1997. With respect to the Company's operating losses, the inclusion of certain shares from options, warrants and Debentures would have reduced the loss per share and thus have been excluded. As a result, the impact of Statement No. 128 on the loss per share calculation is not expected to be material when it is implemented.





                            . . . . . . . . . . . . . . .

Item 2:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Total revenues for the three months ended June 30,1997 were $1,338,200 as compared to $1,896,961 for the same period in 1996. Licenses fees were $412,532 for the three months ended June 30, 1997 compared to $502,241 in the same period in 1996 as a result of fewer new contracts being signed in the second quarter of 1997. For the three months ended June 30, 1997, maintenance revenues were $628,318 compared to $528,333 due to increased fees to customers and an increased customer base. Professional services revenue contributed $297,350 in the three months ended June 30, 1997 compared to $866,387 in the second quarter of 1996 as a result of the completion of modifications for the one major TAS 2000 customer in 1996. Total Classic revenues were $988,201 for the three months ended June 30, 1997 as compared to $1,010,566 for the three months ended June 30, 1996. Total TAS 2000 revenues were $349,999 for the three months ended June 30, 1997 as compared to $886,395 for the three months ended June 30, 1996. For the six months ended June 30, 1997, total revenues were $2,220,914 compared to $3,017,064 in the same period of the prior year as a result of no new contracts for the TAS 2000 product in 1997. Total Classic revenues were $1,820,914 for six months ended June 30, 1997 as compared to $1,745,569 in the same period in 1996. Total TAS 2000 revenues were $400,000 for the first six months of 1997 as compared to $1,271,495 in the same period in 1996.

Cost of sales increased to $1,242,675 and $2,549,065 for the threee and six months ended June 30, 1997 as compared to $929,370 and $1,390,626 for the same periods in 1996 as a result of significant increases in capitalized software and license fees amortization, and compensation expense relating to dedication of staff originally involved in research and development for the one completed
TAS 2000 contract to maintenance and professional services for the Classic product. Non-cash capitalized software and license fees amortization was $453,729 and $907,450 for the three and six months ended June 30, 1997 as compared to $305,670 and $473,859 in the sames periods in 1996.

No research and development expenses were recorded for the three and six months ended June 30, 1997 compared to $913,658 and $1,703,033 for the same periods in 1996 as a result of completion of several modules of the TAS 2000 product line and significant staff reductions in the development group. Future development of additional TAS 2000 modules will be customer driven.

Sales and marketing expenses increased to $456,541 and $808,470 in the three and six months ended June 30, 1997 as compared to $203,577 and $321,736 in the same periods of 1996 due to an increased marketing and sales effort to improve the market share of all the Company's product lines. The Company is now utilizing distributors and outside consultants to market its products.

General and administrative expenses decreased to $649,513 and $1,459,822 in the three and six months ended June 30, 1997 as compared to $1,130,822 and $1,680,141 in the same periods in 1996 due to the ongoing effort to reduce overhead costs.

The Company is working toward continued growth in 1997 and beyond. In the Classic line, the Company is positioned to increase market share as a result of completion of the project making it Windows 95 compliant and maintaining the strengths upon which its current market acceptance is based. A nationwide sales force is being recruited to market the Classic product line. The Classic product line is a set of LAN based PC software packages designed to automate the rating and issuance tasks in the property and casualty insurance industry.

The TAS 2000 product line offers a complete set of policy administration applications development products. The TAS 2000 products are being marked in both the domestic marketplace and in the United Kingdom, through systems integrators.

The Company is also marketing the Care software in Canada.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



The preceding forward-looking statements [as such term is defined in the Private Securities Litigation Reform Act] are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements. These contingencies include successful completion of continuing developmental efforts under existing software contracts within anticipated time frames or otherwise, the successful negotiation, execution and implementation of anticipated software contracts, the successful utilization of additional personnel in the marketing and technical areas, the continuing favorable responses to the Company's products from existing and potential new customers, and the Company's ability to complete development and sell and license its products at prices which result in sufficient revenues to realize profits.

Liquidity and Capital Resources

On March 31, 1997, the Company sold $3,000,000 of 12 1/2% Convertible Debentures due March 2002 [the "Debentures"] to an institutional investor. The Debentures were sold at face value, pay interest quarterly and are convertible, in whole or in part, into shares of Common Stock of the Company at $1.25 per share, subject to adjustment. The Debentures contain certain covenants which restrict the Company's ability to incur indebtedness, grant liens, pay dividends or other defined restricted payments and make investments and acquisitions. The Company cannot redeem the Debentures for two years and thereafter may only call the Debentures if the closing price of the Company's Common Stock for the twenty business days preceding the redemption date exceeds $1.50. The net proceeds from this financing will be used for working capital purposes.

Cash flows from continuing operations were negative in the first six months of 1997 by approximately $2.3 million as compared with negative cash flow of approximately $.5 million in the same period in 1996 primarily due to the fact that an income tax refund of $2.3 million was received in the first quarter of 1996.

At this time the Company does not anticipate having to make any significant investment in software development. The Company believes that the proceeds from the sale of the Debentures, its current cash balances and anticipated cash flows from continuing operations will be sufficient to meet normal operating needs for the continuing COVER-ALL business in 1997.

COVER-ALL TECHNOLOGIES, INC.AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on June 19, 1997. At the Meeting, the stockholders of the Company elected one director, Brian Magowan, to serve for a three-year term and until his successor has been elected and qualified. The following table sets forth the results of the votes cast for director at the Meeting:

           Director                     Votes For             Votes Withheld

         Brian Magowan                 13,478,009                 565,619

The stockholders of the Company also approved an amendment to the Company's 1995 Employee Stock Option Plan ["Plan"] to increase the number of shares of Common Stock of the Company available for grant under the Plan from 600,000 to 2,000,000 and expand the eligibility requirements to grants under the Plan to include non-employee directors and consultants of the Company by the vote of a majority of the shares of outstanding Common Stock entitled to vote on such proposal. As a result of the approval of this amendment, the Company will cease granting options under its 1991 Key Employee Stock Option Plan, under which 279,938 shares of Common Stock were available for grant. There were 8,664,565 shares cast in favor of the proposal and 999,458 shares cast against such proposal.

Item 6 - - Exhibits and Reports on Form 8-K

(a)  Exhibits.

     27.  Financial Data Schedule.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed in the three months ended June 30, 1997.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
SIGNATURES
------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COVER-ALL TECHNOLOGIES INC.


Date:   August 14, 1997             By:___________________________________
                                        Brian Magowan, Chairman and Chief
                                        Executive Officer


Date:   August 14, 1997             By:___________________________________
                                         Mark D. Johnston, Chief Financial
                                         Officer