Form 10-Q
period 1997-09-30
COVER ALL TECHNOLOGIES INC
filed 1997-11-14
CIK 737300

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1997    Commission File Number   0-13124

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
                                                        ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No


               Number of shares outstanding at November 10, 1997:

          16,751,822 shares of Common Stock, par value $.01 per share.

COVER-ALL TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997.
------------------------------------------------------------------------------





PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets as of September 30, 1997 [Unaudited]
   and December 31, 1996 [Audited].................................. 1.....  2

   Consolidated Statements of Operations for the Three and Nine Months
   Ended September 30, 1997 and 1996 [Unaudited].................... 3.....

   Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 1997 and 1996 [Unaudited].......................... 4.....

   Notes to Consolidated Financial Statements [Unaudited]........... 5.....  8

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations........................ 9..... 10

PART II: OTHER INFORMATION..........................................11.....

SIGNATURES..........................................................12.....





                         . . . . . . . . . . . . . . .

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

COVER-ALL TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                             September 30, December 31,
                                                               1 9 9 7        1 9 9 6
                                                              [Unaudited]    [Audited]
Assets:
Current Assets:
  Cash and Cash Equivalents                                   $1,102,698   $   446,672
  Accounts Receivable [Less Allowance for Doubtful Accounts
   of $76,969 and $43,870]                                     1,659,981     1,585,398
  Prepaid Expenses                                               244,957         7,161
                                                              ----------   -----------

  Total Current Assets                                         3,007,636     2,039,231
                                                              ----------   -----------

Property and Equipment - At Cost:
  Furniture, Fixtures and Equipment                            2,625,678     3,072,706
  Less: Accumulated Depreciation                              (2,358,238)   (2,662,713)
                                                              ----------   -----------

  Property and Equipment - Net                                   267,440       409,993
                                                              ----------   -----------

Software License [Less Amortization of $1,500,000
  and $750,000]                                                3,500,000     4,250,000
                                                              ----------   -----------

Capitalized Software [Less Amortization of $1,617,142
  and $1,005,964]                                                866,772     1,477,950
                                                              ----------   -----------

Other Assets                                                      59,335        66,181
                                                              ----------   -----------

  Total Assets                                                $7,701,183   $ 8,243,355
                                                              ==========   ===========




The Accompanying Notes are an Integral Part of These Financial Statements.

COVER-ALL TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                             September 30, December 31,
                                                                1 9 9 7        1 9 9 6
                                                              [Unaudited]    [Audited]
Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                            $  452,099   $   536,172
  Accrued Liabilities                                          1,156,379     1,614,612
  Unearned Revenue                                               640,364     1,181,575
                                                              ----------   -----------

  Total Current Liabilities                                    2,248,842     3,332,359
                                                              ----------   -----------

Convertible Debentures                                         3,000,000            --
                                                              ----------   -----------

Commitments and Contingencies                                         --            --
                                                              ----------   -----------

Stockholders' Equity:
  Common Stock, $.01 Par Value, Authorized 30,000,000 Shares,
   Issued 17,356,308 and 17,351,883 Shares                       173,563       173,519

  Capital In Excess of Par Value                              27,635,989    27,258,352

  Accumulated Deficit                                        (22,790,004) (19,953,668)

  Treasury Stock - At Cost - 633,986 Shares                   (2,567,207)   (2,567,207)
                                                              ----------   -----------

  Total Stockholders' Equity                                   2,452,341     4,910,996
                                                              ----------   -----------

  Total Liabilities and Stockholders' Equity                  $7,701,183   $ 8,243,355
                                                              ==========   ===========




The Accompanying Notes are an Integral Part of These Financial Statements.

COVER-ALL TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                       Three months ended          Nine months ended
                                          September 30,              September 30,
                                          -------------              -------------
                                        1 9 9 7     1 9 9 6       1 9 9 7     1 9 9 6
                                        -------     -------       -------     -------

Revenues:
  Licenses                            $  994,203  $   27,941   $ 1,480,711 $   735,183
  Maintenance                            674,397     490,908     1,889,575   1,526,345
  Professional Services                  389,606     533,609       908,834   1,807,994
                                      ----------  ----------   ----------- -----------

  Total Revenues                       2,058,206   1,052,458     4,279,120   4,069,522
                                      ----------  ----------   ----------- -----------

Costs and Expenses:
  Cost of Sales                        1,030,003     863,223     3,579,068   2,253,849
  Research and Development                    --     676,388            --   2,379,421
  Sales and Marketing                    540,850     489,155     1,349,320     810,891
  General and Administrative             727,246   1,069,983     2,187,068   2,750,124
                                      ----------  ----------   ----------- -----------

  Total Costs and Expenses             2,298,099   3,098,749     7,115,456   8,194,285
                                      ----------  ----------   ----------- -----------

Loss from Continuing Operations         (239,893) (2,046,291)   (2,836,336) (4,124,763)

Loss from Discontinued Operations             --    (392,872)           --    (392,872)
                                      ----------  ----------   ----------- -----------

  Net Loss                            $ (239,893) $(2,439,163) $(2,836,336)$(4,517,635)
                                      ==========  ===========  =========== ===========

  Net Loss Per Share from
   Continuing Operations              $   (0.014) $   (0.122)  $    (0.170)$    (0.289)
                                      ==========  ==========   =========== ===========

  Net Loss Per Share                  $   (0.014) $   (0.146)  $    (0.170)$    (0.317)
                                      ==========  ==========   =========== ===========

  Weighted Average Number of
   Common Shares Outstanding          16,720,901  16,716,700    16,719,731  14,248,605
                                       ==========  ==========   =========== ===========




The Accompanying Notes are an Integral Part of These Financial Statements.

COVER-ALL TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                                  Nine months ended
                                                                    September 30,
                                                                1 9 9 7       1 9 9 6
                                                                -------       -------
Cash Flows from Operating Activities:
  Net Loss from Continuing Operations                         $(2,836,336) $(4,124,763)
  Adjustments to Reconcile Net Loss to Net Cash
   Used for Operating Activities
   Depreciation                                                   143,755       261,823
   Amortization of Capitalized Software and Software License    1,361,178       820,345
   Compensation Expense Related to Issuance of Stock Options      369,688            --
   Accounts Receivable                                            (74,583)      898,342
   Income Taxes Receivable                                             --     2,300,000
   Deferred Income Taxes                                               --       (20,000)
   Prepaid Expenses                                              (237,796)     (125,319)
   Other Assets                                                     6,846       314,653
   Accounts Payable                                               (84,073)     (278,893)
   Accrued Liabilities                                           (458,233)   (1,691,008)
   Unearned Revenue                                              (541,211)      167,842
                                                               ----------   -----------

  Net Cash Used for Continuing Operating Activities            (2,350,765)   (1,476,978)
                                                               ----------   -----------

Loss from Discontinued Operations                                      --      (392,872)

Decrease in Net Liabilities of Discontinued Operations                 --    (1,670,028)
                                                               ----------   -----------

  Net Cash Used for Discontinued Operating Activities                  --    (2,062,900)
                                                               ----------   -----------

  Net Cash Used for Continuing Activities                      (2,350,765)   (3,539,878)
                                                               ----------   -----------

Cash Flow from Investing Activities:
  Capital Expenditures                                             (1,202)      (81,278)
  Capital Software Expenditures                                        --    (1,108,540)
                                                               ----------   -----------

  Net Cash Used for Investing Activities                           (1,202)   (1,189,818)
                                                               ----------   -----------

Cash Flows from Financing Activities:
  Proceeds from the Bridge Financing and the Sale of
   Convertible Debentures                                       3,750,000            --
  Payments on the Bridge Financing                               (750,000)           --
  Net Proceeds from Issuance of Common Stock                        7,993     4,738,495
                                                               ----------   -----------

  Net Cash Provided from Financing Activities                   3,007,993     4,738,495
                                                               ----------   -----------

  Change in Cash and Cash Equivalents                             656,026         8,799

Cash and Cash Equivalents - Beginning of Periods                  446,672     1,576,745
                                                               ----------   -----------

  Cash and Cash Equivalents - End of Periods                   $1,102,698   $ 1,585,544
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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996 and the results of operations for the three and nine month periods ended September 30, 1997 and 1996, and the cash flows for the nine month periods ended September 30, 1997 and 1996. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for a full year.

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

In addition to the above lawsuits, the Company is named as defendant in a number of legal actions arising from the ISD operations which were transferred to The Robert Plan Corporation in 1996. All of these actions have been considered in establishing liabilities. Management and its legal counsel are of the opinion that these actions will not have a material adverse effect on the Company's financial position or results of operations.

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





                          . . . . . . . . . . . . . . .

Item 2:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Total revenues for the three months ended September 30,1997 were $2,058,206 as compared to $1,052,458 for the same period in 1996. Licenses fees were $994,203 for the three months ended September 30, 1997 compared to $27,941 in the same period in 1996 as a result of two new Classic contracts being signed in the third quarter of 1997 and no new contracts being signed in 1996. For the three months ended September 30, 1997, maintenance revenues were $674,397 compared to $490,908 due to increased fees to customers and new contract signed in 1997. Professional services revenue contributed $389,606 in the three months ended September 30, 1997 compared to $533,609 in the third quarter of 1996 as a result of the completion of modifications for the one major TAS 2000 customer in 1996. Total Classic revenues were $2,008,205 for the three months ended September 30, 1997 as compared to $652,585 for the three months ended September 30, 1996. Total TAS 2000 revenues were $50,001 for the three months ended September 30, 1997 as compared to $399,873 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, total revenues were $4,279,120 compared to $4,069,522 in the same period of the prior year as a result of two new Classic contracts signed in the third quarter of 1997. Total Classic revenues were $3,829,119 for nine months ended September 30, 1997 as compared to $2,398,154 in the same period in 1996. Total TAS 2000 revenues were $450,001 for the first nine months of 1997 as compared to $1,671,368 in the same period in 1996.

Cost of sales increased to $1,030,003 and $3,579,068 for the three and nine months ended September 30, 1997 as compared to $863,223 and $2,253,849 for the same periods in 1996 as a result of significant increases in capitalized software and license fees amortization, and compensation expense relating to dedication of staff originally involved in research and development for the one completed TAS 2000 contract to maintenance and professional services for the Classic product. Non-cash capitalized software and license fees amortization was $453,726 and $1,361,179 for the three and nine months ended September 30, 1997 as compared to $346,488 and $820,347 in the same periods in 1996.

No research and development expenses were recorded for the three and nine months ended September 30, 1997 compared to $676,388 and $2,379,421 for the same periods in 1996 as a result of completion of several modules of the TAS 2000 product line and significant staff reductions in the development group. Future development of additional TAS 2000 modules will be customer driven.

Sales and marketing expenses increased to $540,850 and $1,349,320 in the three and nine months ended September 30, 1997 as compared to $489,155 and $810,891 in the same periods of 1996 due to an increased marketing and sales effort to improve the market share of all the Company's product lines. The Company is now utilizing distributors and outside consultants to market its products.

General and administrative expenses decreased to $727,246 and $2,187,068 in the three and nine months ended September 30, 1997 as compared to $1,069,983 and $2,750,124 in the same periods in 1996 due to the ongoing effort to reduce overhead costs.

The Company is working toward continued growth in 1997 and beyond. In the Classic line, the Company is positioned to increase market share as a result of completion of the project making it Windows 95 compliant and maintaining the strengths upon which its current market acceptance is based. A sales force is being recruited to market the Classic product line nationwide. The Classic product line is a set of Local Area Network ["LAN"] based PC software packages designed to automate the rating and issuance tasks in the property and casualty insurance industry.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



The Company is also marketing the Care software in Canada. The Care software is an integrated suite of computer applications for the administration of claims processing of workers' compensation. The software utilizes the "open system" environment and, in particular, relational database technology. A feature of the software is the integration of advanced managed care algorithms and databases.

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

Liquidity and Capital Resources

On March 31, 1997, the Company sold $3,000,000 of 12 1/2% Convertible Debentures due March 2002 [the "Debentures"] to an institutional investor. The Debentures were sold at face value, pay interest quarterly and are convertible, in whole or in part, into shares of Common Stock of the Company at $1.25 per share, subject to adjustment. The Debentures contain certain covenants which restrict the Company's ability to incur indebtedness, grant liens, pay dividends or other defined restricted payments and make investments and acquisitions. The Company cannot redeem the Debentures for two years and thereafter may only call the Debentures if the closing price of the Company's Common Stock for the twenty business days preceding the redemption date exceeds $1.50. The net proceeds from this financing is being used for working capital purposes.

Cash flows from continuing operations were negative in the first nine months of 1997 by approximately $2.4 million as compared with negative cash flow of approximately $1.5 million in the same period in 1996 primarily due to the fact that an income tax refund of $2.3 million was received in the first quarter of 1996.

The Company believes that the proceeds from the sale of the Debentures, its current cash balances and anticipated cash flows from continuing operations will be sufficient to meet normal operating needs for the continuing COVER-ALL business in 1997. The company is evaluating alternatives for raising additional working capital.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 6 - - Exhibits and Reports on Form 8-K

(a)  Exhibits.

     27.  Financial Data Schedule.

(b) Reports on Form 8-K.

     The Company filed a Form 8-K on August 11, 1997 under Item 4 to reflect the engagement of Moore Stephens, P. C. as the Company's auditors to replace Ernst & Young, LLP effective August 4, 1997 and under Item 5 to reflect the events of the annual meeting of stockholders.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
SIGNATURES
------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COVER-ALL TECHNOLOGIES INC.


Date:   November 14, 1997           By:/s/ Brian Magowan
                                       Brian Magowan, Chairman and Chief
                                       Executive Officer


Date:   November 14, 1997           By:/s/ Mark D. Johnston
                                       --------------------
                                       Mark D. Johnston, Chief Financial Officer