Form 10-K
period 1997-12-31
COVER ALL TECHNOLOGIES INC
filed 1998-04-01
CIK 737300

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                         Commission file number 0-13124

                           COVER-ALL TECHNOLOGIES INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                  13-2698053
                  (State(I.R.S. Employer Identification No.)ion or organization)

    07410          18-01 Pollitt Drive, Fair Lawn, New Jersey
    (Zip Code)       (Address of principal executive office)

                                  (201)794-4800
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered
                                                  NASDAQ SmallCap Market
Common Stock, par value $.01 per share            Philadelphia Stock Exchange

Securities registered pursuant to Section (g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES [X]     NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 27, 1998 was $45,970,000.

                Number of shares outstanding at March 27, 1998:

          16,907,522 shares of Common Stock, par value $.01 per share.

The definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 18, 1998, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference in whole or in part for Part III, Items 10, 11, 12 and 13, of the December 31, 1997 Form 10-K.

Item 1.           Business

General

      Cover-All Technologies Inc. (the "Company"), a Delaware corporation formed in 1971, is a provider of state-of-the-art software products for the property casualty insurance industry through its wholly-owned subsidiary, COVER-ALL Systems, Inc. ("COVER-ALL").

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

      The Classic product line is a self-contained rating, issuance and transaction management application system utilized in the property/casualty insurance industry. This software was developed using the Microfocus COBOL language, and the Company has upgraded this product line for use in the Windows 95 operating system. The Company believes that this software product provides cost-effectiveness and flexibility for self-contained Local Area Network ("LAN") systems. The Classic product is in use in over 50 property/casualty insurance companies. Total Classic revenues were $6,593,000 for the year ended December 31, 1997 as compared to $3,655,000 and $2,752,000 for the years ended December 31, 1996 and 1995, respectively.

      Since 1993, COVER-ALL has been developing its second product line entitled the Total Administrative Solution ("TAS 2000") and, as of December 31, 1997, COVER-ALL completed several modules. TAS 2000 comprises an architecture and a suite of application development tools for property/casualty insurers designed to enable a client-driven re-engineering of an insurer's business processes. TAS 2000 applications run on commodity priced open computer systems and use state-of-the-art client/server software technology provided by Oracle Corporation. Total TAS 2000 revenues were $1,345,000 for the year ended December 31, 1997, $1,814,000 for the year ended December 31, 1996, and $1,367,000 for the year ended December 31, 1995.

      Regarding its software products held for sale, the Company's TAS product line already conforms to "Year 2000" as of December 31, 1997. In 1997, the Classic product line was modified to support the "Year 2000."

Product Description

      CLASSIC PRODUCT LINE

      The Classic product line is a set of LAN based PC software packages designed to automate the rating and issuance tasks in the property and casualty insurance industry. Functionality includes rating and issuance for new business, mid-term changes, cancellations, reinstatements and renewals. Multiple recipient copies of all relevant documentation for each of these transactions, including quote summaries, declaration pages and mandatory and optional manuscript forms, are printed by the system's print engine. This product life cycle functionality is supported for property and casualty lines of business in a user friendly system.

      The Company believes that the Classic product line brings to the customer many useful functions, features and capabilities. Some are line of business specific and some are line of business independent. These include:

      o Clear and comprehensive  data collection
      o On-line system level,  screen level,  and field level help
      o On-line ISO Commercial  Lines Manual Tables and  Footnotes
      o Easy and direct  system  navigation
      o Standard  Bureau coverages  and  rates  support
      o Company  customized  coverages  and rates support
      o Fully automated recipient driven issuance of declaration pages, worksheets, ID card, etc.
      o Help Desk assistance
      o Remote diagnostic and fix capabilities

      The Classic products were originally brought to the marketplace in the mid 1980's and subsequently have been enhanced to provide greater functionality and to better utilize newer technology. The Classic product line is based upon several specific proprietary design features.

     In 1997, the Classic product line was modified to support the "Year 2000." Further, COVER-ALL has upgraded the Classic product line for use in the Windows 95 operating system. This enhancement increases user friendliness and provides customers with an easier integration of peripheral support applications (e.g., imaging, work flow management, etc.).

TAS 2000 PRODUCT LINE

      The TAS 2000 product line was developed to be used for client/server Wide Area Network ("WAN") applications in the property/casualty industry. COVER-ALL created the TAS 2000 product line to better position itself to penetrate the larger customer market segment. The client/server architectural concept allows companies to take advantage of the power of distributed processing. The TAS 2000 product line currently includes the following application modules:

      o   Client Management
      o   End User Tools
      o   Agency Profile Management
      o   Product Developer
      o   Policy Administration

      TAS 2000 has Windows compliant GUI to enhance its user friendliness. TAS 2000 can be used on many different client/server hardware platforms and offers capability to process the voluminous transactions that are common to large scale insurance operations. TAS 2000 is an architecture of open LAN and WAN based modules possessing varying elements of interdependence.

      The changing of the century is an issue which has never been faced in the computer industry and poses a massive problem for automation systems previously designed and currently being used. Companies must modify their systems to accommodate a four-digit year in order to properly affect the calculations and sorting routines which provide the core of their data processing accuracy. Although seemingly minor, this change requires finding, analyzing, implementing and testing tens of thousands of isolated incidents within millions of lines of source code. The cost for the industry can reach into the billions of dollars to affect proper change. The TAS 2000 product line from its inception accommodates the advent of the new century. All of a customer's "date affected" programs must be fully tested for interoperatibility, as must any programs which transfer date sensitive data, to a customer's system, whether by Electronic Data Interchange ("EDI") or other means. Any such program, which has not been correctly changed to address the millennium issue, has the potential to corrupt the customer's database and cause a system failure.

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

      The Classic product line competes primarily with three competitors who are also actively selling LAN based policy rating and issuance software used by property/casualty insurance companies. TAS 2000 competes primarily with two other systems suppliers.

Marketing

      The Company maintains a sales staff at its principal executive offices in Fair Lawn, New Jersey. The Company also utilizes distributors and outside consultants to market its products. The Company also participates in and displays its software products at trade shows organized by industry trade groups.

Research and Development

     COVER-ALL's business is characterized by rapid technological change. The Company's success will depend, in part, on its ability to keep its products current based on new technologies. Accordingly, the Company must maintain ongoing research and development programs to continually add value to its suite of products, as well as any possible expansion of its product lines. Due to the Company's financial position, it did not incur research and development expenses in 1997. The Company believes that research and development expenditures will constitute a significant percentage of revenues in the coming year as a result of new contracts.

      Research and development expenses for COVER-ALL were $-0-, $1,846,000 and $1,933,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Backlog

      Backlog is not applicable to the business of the Company.

Major Customers

      The Classic product line is in use in over fifty property/casualty insurance companies while the TAS 2000 product line is currently in use in two property/casualty insurance companies. The Company's revenues from major customers (more than 10 percent of total revenues) for the years ended December 31, 1997, 1996 and 1995 as a percentage of total revenue were as follows:

               Customer              Year Ended     Year Ended    Year Ended
                                    December 31,   December 31,  December 31,
                                        1997           1996          1995
                                        ----           ----          ----

Inspire Insurance Solutions               20%
Sun Alliance Management Services                         27%           16%
Glatfelter Insurance Group                               13%
Millers Insurance Group                                  13%
New Jersey State Medical Underwriters                                  18%
Secura, Inc.                                                           11%

       In 1997, 1996 and 1995 export sales were made to a U.K. customer of approximately $500,000, $1,465,000 and $640,000, respectively.

Employees

       The Company had approximately 40 employees during 1997. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that relations with its employees are good.

Discontinued Operations

       Insurance Services Division

       ISD revenues decreased substantially in 1994 and 1995 because of lower fees attributable to the reduced number of policies and claims being handled on contracts that were winding down or were completed. As a result, ISD suffered losses and operated under considerable uncertainty as a result of pending lawsuits with certain affiliates of The Robert Plan Corporation. In March 1996, the Company entered into a series of agreements which provided for the transfer and discontinuance of its ISD operations and the issuance of the Company's Common Stock and Warrants to certain customers of the ISD business in exchange for the release of the Company from its obligations to provide insurance services to ISD customers and to The Robert Plan Corporation in exchange for the settlement and dismissal of two lawsuits with The Robert Plan Corporation. Effective March 1, 1996 the Company discontinued providing insurance processing services to the automobile insurance industry and reflected those activities as discontinued operations in its Financial Statements. See Note 2 to the Consolidated Financial Statements.

       As part of the restructuring transactions (the "Restructuring"), the Company transferred certain assets, employees, contracts and leased premises relating to its ISD business to a subsidiary of The Robert Plan Corporation, which replaced the Company as the provider of insurance services to the ISD customers. In exchange for settling the lawsuits, releasing the Company's obligations to provide insurance services under its contracts and executing mutual releases, the Company issued to certain of the ISD customers and certain parties to the litigation: (a) a total of 3,256,201 shares of the Company's
Common Stock, (b) five-year Warrants to purchase up to an additional aggregate of 1,553,125 shares of the Company's Common Stock at $2.00 per share and (c) cash of $2.5 million. The Company had the option, exercisable for a period of six months, to (i) purchase 50% of the aforementioned 3,256,201 shares at a cash price equal to the greater of $3.00 or 50% of the then market price of a share of the Company's Common Stock and (ii) acquire 50% of the 1,553,125 Warrants at a cash price equal to $1.00 per Warrant. On March 31, 1996, the Company assigned its aforementioned repurchase option applicable to the Company's Common Stock and Warrants to Software Investments Limited ("SIL"). SIL subsequently exercised all of the options to purchase the Company's Common Stock and Warrants as discussed in Note 9 to the Consolidated Financial Statements. As a result of the issuance of shares described in Note 9, the antidilution provisions of the Warrants required an adjustment of shares to 1,725,694 from 1,553,125 and a price adjustment to $1.80 from $2.00 per share. As a result of the issuance of the 12 1/2% Convertible Debentures discussed in Note 12 to the Consolidated Financial Statements, the Warrants were adjusted to the number of shares purchasable and the exercise price.


Item 2.      Properties

       The Company's headquarters is located in Fair Lawn, New Jersey where it occupies approximately 36,000 square feet under a lease which expires in 2000 at a current annual rental expense of approximately $400,000.

       In addition, the Company also leased a facility with approximately 22,000 square feet in Somerset, New Jersey. This lease was to expire in 2002 but was terminated in December 1996 at a cost of $371,000. This facility was previously used by ISD and the Company did not anticipate utilizing this facility in the near future.

       Pursuant  to  the   Restructuring   entered   into  in  March  1996  (See
Discontinued   Operations)  the  Company's   lease  for  its  former   principal
headquarters has been transferred to The Robert Plan Corporation.

       The Company believes that its headquarters is well maintained and adequate to meet its needs in the foreseeable future.

Item 3.      Legal Proceedings

       The Company is not currently named as a defendant in any lawsuit.

Item 4.      Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 1997.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

       Since May 23, 1996, the Company's Common Stock had been traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market, initially under the symbol "WISI". As of July 1, 1996, the symbol for the Company's Common Stock on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market was changed to "COVR." As of August 2, 1996, the Company's Common Stock has also been trading on the Philadelphia Stock Exchange under the symbol "CVA."

       From March 8, 1996 to March 14, 1996, the Company's Common Stock was traded on the Over the Counter market and from March 15, 1996, to May 22, 1996 was quoted on the NASD OTC Bulletin Board under the symbol "WISI." Prior to March 4, 1996, the Company's Common Stock was traded on the New York Stock Exchange under the symbol "WCP." The quotations below reflect the high and low closing sale prices since January 1, 1995 on the principal trading market on which the Common Stock traded during such period.


                                            High           Low

       CALENDAR 1997:
       1st Quarter                         $2.375        $1.000
       2nd Quarter                          2.000         1.125
       3rd Quarter                          2.875         1.438
       4th Quarter                          4.875         2.625

       CALENDAR 1996:
       1st Quarter                         $5.000        $1.625
       2nd Quarter                          7.375         3.375
       3rd Quarter                          6.250         1.500
       4th Quarter                          2.375         0.875

       CALENDAR 1995:
       1st Quarter                         $3.000        $1.500
       2nd Quarter                          1.750         0.875
       3rd Quarter                          2.250         1.250
       4th Quarter                          1.625         1.000

       As of March 27, 1998, there were approximately 750 holders of record of the Company's Common Stock. This number does not include beneficial owners who may hold their shares in street name. The closing sale price for the Company's Common Stock on March 27, 1998 was $4.125, as reported by the Nasdaq SmallCap Market.

       The Company does not currently anticipate paying any dividends.

Item 6.      Selected Financial Data

       The following selected financial data of the Company are derived from the consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.


                                                              (Dollar amounts in thousands except per share data)
                                                                                          Two Months
                                                                                              Ended     Year Ended
                                                            Years Ended December 31,       December 31, October 31,
                                                       1997     1996     1995     1994         1993       1993
                                                       ----     ----     ----     ----         ----       ----
Statements of Operations Data:
Revenues:                                             $7,938   $5,469   $4,119   $1,927      $ 224      $ 1,740
Loss from continuing operations(1                     (2,640)  (5,608)  (3,544)  (7,466)      (781)      (1,943)
(Loss) income from discontinued operations less
  applicable income taxes/(benefit) of $-0-, $-0-,
  $-0-, ($924), $670 and $3,633, respectively             --       --   (7,108)  (6,754)     1,158        5,653
Loss on disposal of discontinued operations,
  no tax benefit provided                                 --     (393)    (750)      --         --           --
Net (loss) income                                     (2,640)  (6,001) (11,402) (14,220)       377        3,710
Loss per share from continuing operations               (.16)    (.38)    (.41)    (.84)      (.09)        (.21)
Net (loss) income per share(2)                          (.16)    (.40)   (1.33)   (1.60)       .04          .40
Cash dividends per share                               $  --    $  --    $  --   $  .02      $ .01      $   .03

Balance Sheet Data:
Working capital (deficiency)                          $1,647   $(1,293)  $(8,717)$ 3,110     $12,475    $12,843
Total assets                                           8,484     8,243     8,369  18,795      22,748     22,443
Short-Term Debt                                           --        --        --   2,000          --         --
Stockholders' equity (deficit)                         2,847     4,911    (6,013)  5,376      20,574     20,541

(1) Includes a $1,165 ($.14 per share) and $3,373 ($.25 per share net of tax) special charge in 1995 and 1994, respectively.
(2) Revenues of the discontinued operations (ISD) were $-0-, $-0-, $20,228, $32,893, $8,589 and $68,515, respectively, for each of the periods above.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements. These contingencies include the successful completion of continuing developmental efforts under existing software contracts within anticipated time frames or otherwise, the successful negotiation, execution and implementation of anticipated new software contracts, the successful utilization of additional personnel in the marketing and technical areas, the continuing favorable responses to the Company's products from existing and potential new customers, and the Company's ability to complete development and sell and license its products at prices which result in sufficient revenues to realize profits.

Results of Operations

Discontinued Operations

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

Continuing Operations

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

    Total revenues were $7,938,000 for the year ended December 31, 1997 as compared to $5,469,000 for the year ended December 31, 1996, an increase of 45%. License fees were $3,940,000 for the year ended December 31, 1997 compared to $1,044,000 in the same period in 1996 due to the sale of additional contracts in 1997. For the year ended December 31, 1997, maintenance revenues were $2,722,000 compared to $2,252,000 in the same period of the prior year due to an increased customer base. Professional services revenue contributed $1,276,000 for the year ended December 31, 1997 compared to $2,172,000 for the year 1996. The decrease was due to approximately $1,000,000 less TAS 2000 fees for custom enhancements in 1997 compared to 1996. A new TAS 2000 contract was signed in the fourth quarter of 1997 and work on custom enhancements was started in December of 1997.

    Cost of revenues increased to $5,426,000 for the year ended December 31, 1997 as compared to $4,586,000 for 1996. Increases in capitalized software and license fees amortization accounted for the bulk of the increase.

    Research and development expenses in 1997 were $-0- compared to $1,846,000 for the year ended December 31, 1996 due to the Company's restructuring and the decision to focus the Company's resources on selling TAS 2000 modules. In the future, the Company plans to dedicate resources to its ongoing research and development efforts since its success depends on its ability to keep products current based on new technologies.

    Sales and marketing expenses increased to $1,900,000 in 1997 compared to $1,125,000 as of December 31, 1996 due mostly to increased sales force and associated benefit costs. The Company allocated additional resources to its sales and marketing group to work on proposals for new contracts.

    General and administrative expenses decreased to $2,989,000 in 1997 from $3,627,000 for the year ended December 31, 1996 due to the Company's ongoing efforts to reduce overhead costs.

    A loss from discontinued operations of $392,872 was recorded in the year ended December 31, 1996 as a result of additional loss adjustment expenses in excess of the amount anticipated at December 31, 1995.

    COVER-ALL has commenced marketing efforts in the United Kingdom. A contract for the TAS 2000 product was announced on March 25, 1998 with Cornhill Insurance PLC, a wholly-owned subsidiary of Allianz (one of the largest insurance companies in the world). This licensing and services agreement valued at $4,500,000 encompasses Cover-All's new Total Administrative System (TAS 2000) modules including Policy Administration, Client Management, Agency Management, Billing Cash & Commissions, Statistical Reporting and Pyramid Services' Claims Administration.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

    Total revenues were $5,469,000 for the year ended December 31, 1996 as compared to $4,119,000 for the year ended December 31, 1995, an increase of 33%. License fees were $1,045,000 for the year ended December 31, 1996 compared to $1,422,000 in the same period in 1995 due to the sale of one additional contract in 1995. For the year ended December 31, 1996, maintenance revenues were $2,252,000 compared to $1,174,000 in the same period of the prior year due to an increased customer base and renegotiations of all contracts resulting in higher fees from customers. Professional services revenue contributed $2,172,000 for the year ended December 31, 1996 compared to $1,523,000 for the year 1995 as a result of new contracts signed and customers requesting additional modifications to existing systems.

    Cost of sales increased to $4,586,000 for the year ended December 31, 1996 as compared to $1,330,000 for 1995. Significant increases in capitalized software and license fees amortization, and salary and benefit costs relating to dedication of resources to maintenance and professional services, accounted for the bulk of the increase. In addition, the Company wrote off approximately $500,000 of unamortized capitalized software costs representing certain modules of the TAS 2000 product line not expected to be completed in the near future due to reprioritizing of marketing and development efforts.

    Research and development expenses in 1996 decreased slightly to $1,846,000 compared to $1,933,000 for the year ended December 31, 1995 due to personnel reductions in the Engineering Department and the decision to focus the Company's engineering resources on completing several TAS 2000 modules for the marketplace. In the future, the Company will continue to dedicate significant resources to its ongoing research and development efforts since its success depends on its ability to keep products current based on new technologies.

    Sales and marketing expenses increased to $1,125,000 in 1996 compared to $465,000 as of December 31, 1995 due mostly to increased sales force and associated benefit costs. The Company allocated additional resources to its sales and marketing group to work on a proposal for a major contract.

    General and administrative expenses increased approximately 31% to $3,627,000 in 1996 from $2,760,000 for the year ended December 31, 1995 due to costs incurred in connection with the procurement of the SIL and CARE contracts and additional staffing. In addition, the Company terminated the lease at the Somerset facility for a cost of $371,408 since the anticipated utilization of this facility to house a significant number of new employees to work on a joint venture project with a new customer did not occur.

    A loss from discontinued operations of $392,872 was recorded in the year ended December 31, 1996 as a result of additional loss adjustment expenses in excess of the amount anticipated at December 31, 1995.

Liquidity and Capital Resources

    At December 31, 1997, the Company had working capital of $1,647,000 compared to a working capital deficit of $1,293,000 in 1996. The improvement in working capital was primarily due to the Company's receiving $3,000,000 from the sale of 12 1/2% convertible debentures to an institutional investor.

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

    In 1996, the Company was granted by Care Corporation Limited ("Care") the exclusive license for the Care software systems for use in the workers' compensation claims administration markets in Canada, Mexico and Central and South America. The Care software is an integrated suite of computer applications for the administration of claims processing of workers' compensation. The product has been successfully deployed in Australia and the United States in Third Party Administration ("TPA") and self insured environments, including city and state government operations as well as with major private corporations. In the fourth quarter of 1997, the Company made a strategic decision to allocate its future resources to its TAS and Classic product lines rather than the product line obtained via the Care Software License. In this regard, on March
31, 1998, the Company negotiated a buy back by Care of the Care Software License, while acquiring worldwide reseller rights (excluding Australia, New Zealand, and the United States).

    In consideration for the buy back of the Care Software License by Care, the Company received $500,000 on March 31, 1998, and a $4,500,000 non-interest bearing note, payable in semi-annual installments of $500,000 which, when discounted, results in a principal amount of the note of $3,893,054. The discounted note is collateralized by unencumbered Cover-All stock owned by Care. The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on the date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral.

    Based on the above, and due to the related party nature of the Care Software License buy back agreement, the Company will record the $1,143,054 difference between the carrying value of the Care Software License of $3,250,000 at December 31, 1997, and the discounted $4,393,054 buy back agreement to capital in excess of par value in the first quarter of 1998.

    In March 1996, the Company received $3,022,391 from the sale of Common Stock and Warrants and another $1,553,124 in May 1996 from the sale of additional Common Stock pursuant to a series of transactions with Software Investments
Limited and Care Corporation Limited that are described in Note 9 to the Consolidated Financial Statements.

    At December 31, 1997, the Company had approximately $3,000,000, $14,000,000 and $7,000,000 of operating tax loss carryforwards expiring in 2012, 2011, and 2010, respectively.

    The Company believes that the proceeds from the sale of the Debentures, its current cash balances, the Care buy back, and anticipated cash flows from continuing operations will be sufficient to meet normal operating needs for the continuing COVER-ALL business in 1998.

New Authoritative Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ["FASB"] issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

    In June 1997, the FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations; financial position or cash flows.

    In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, after clearance by the FASB, issued Statement of Position (SOP) 97-2, Software Revenue Recognition. This SOP supersedes SOP 91-1 of the same name and provides the most recent guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997.

    SOP 97-2 requires that in arrangements to deliver software or a software system that does not require significant production, modification, or customization, revenue should be recognized when there is persuasive evidence that an arrangement does in fact exist; delivery has occurred; the fee is fixed or determinable; and collectibility is probable. If the software or software system selling contract arrangement, either alone or together with other products or services, requires significant production, modification or customization construction type/production type contract accounting should be used for the entire arrangement. Such accounting would recognize revenues and costs on a contract arrangement as it progresses toward completion, rather than deferred recognition of these items until persuasive evidence of delivery has occurred. In software or software system selling arrangements that consist of multiple elements (that is, additional software products, upgrades/enhancements, rights to exchange or return software, postcontract customer support, or services), and contract accounting does not apply, the fee must be allocated to the various elements based on vendor-specific objective evidence of fair values. In general, if sufficient vendor-specific objective evidence of fair values does not exist, all revenue from the arrangement should be deferred until such sufficient evidence exists, or until all elements have been delivered. The principle difference between SOP 97-2 and its predecessor SOP 91-1 is in the accounting for multiple-element arrangements based on vendor-specific objective evidence of fair values.

    Cover-All generally does not sell its products, Classic and TAS, under multiple-element arrangements. Classic and TAS are standard "off the shelf" application program packages, and while these packages may be tailored to meet customer requirements, the core package is the standard product sold. Management does not believe that SOP 97-2 will materially affect the way the Company recognizes revenue.

    There is a proposed SOP dated February 11, 1998, which would defer for one year the provision of SOP 97-2 with respect to what constitutes vendor-specific objective evidence of fair value for multiple-element arrangements in which a software element is sold only in combination with postcontract customer support or other service elements. For those multiple-element arrangements, determination of the portion of the sales price allocable to the software element may be based on a reasonable method.

Year 2000 Readiness

    The Company is aware of the issues associated with the programing code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to "00." The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" problem creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions. Such failures of the Company and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business, and especially to process and account for the transfer of funds electronically.

    The Company presently believes that, with modification to existing software and converting to new software, which it has done by purchasing a "Year 2000" ready managerial and financial reporting system (total cost estimated to be approximately $32,000), the "Year 2000" problem will not pose significant operational problems for the company's computer systems. However, if such modifications and conversions are not completed timely, the "Year 2000" problem may have a material impact on the operations of the Company.

    Regarding its software products held for sale, the Company's TAS product line already conforms to the "Year 2000" as of December 31, 1997. In 1997, the Classic product was modified to support the "Year 2000."

Item 8.   Financial Statements and Supplementary Data

    The financial  statements and supplementary data listed in Item 14(a)(1) and
(2) are included in this report beginning on page 20.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    At a meeting held on August 4, 1997, the Board of Directors of the Company approved the engagement of Moore Stephens, P.C. as its independent auditors for the fiscal year ending December 31, 1997, to replace Ernst & Young, LLP, who were dismissed as auditors of the Company effective August 4, 1997. The dismissal of Ernst & Young, LLP, was not the result of any disagreements or disputes between the Company and Ernst & Young, LLP. A detailed discussion of the change is included in the Company's Form 8-K filed August 11, 1997.

                                   PART III

    The information called for by Part III (Items 10, 11, 12 and 13) of this Report is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the election of directors at the 1998 Annual Meeting of Stockholders of the Company, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1997.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) The following are filed as a part of this report.

    (1)   Financial Statements
                                                                          Page

Report of Independent Auditors                                              20

Report of Predecessor Independent Auditors                                  21

Consolidated Balance Sheets - December 31, 1997 and 1996                    22

Consolidated Statements of Operations - Years ended December 31, 1997,
1996 and 1995                                                               24

Consolidated Statements of Changes in Stockholders' Equity -
  Years ended December 31, 1997, 1996 and 1995                              25

Consolidated  Statements of Cash Flows - Years ended December 31, 1997,
1996 and 1995                                                               26

Notes to Consolidated Financial Statements                                  28

      (2)   Financial Statement Schedule

II - Valuation and qualifying accounts                                      43

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

      (3)   Exhibits

Exhibit No.           Description

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

4 Form of Common Stock Certificate of the Registrant [incorporated by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K (Commission File No. 0- 13124) filed on January 29, 1986].

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

10(f)(1) Employment Agreement, dated as of March 22, 1994, among COVER-ALL Systems, Inc., Michael G. Repoli and the Registrant [incorporated by reference to Exhibit 10(f)(1) to the Registrant's Annual Report on Form 10-K (Commission File No. 0- 13124) filed on April 17, 1995].

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

10(o)(4) The 1995 Employee Stock Option Plan, as amended on April 29, 1997 by the stockholders of the Registrant.

10(p)(1) Indenture of Lease, dated as of July 1, 1994, between Fair Lawn Industrial Park, Inc. and the Registrant for premises located at 17-01 Pollitt Drive, Fair Lawn, New Jersey [incorporated by reference to Exhibit 10(p)(1) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(p)(2) Termination Agreement, dated as of June 30, 1994, among Fair Lawn Industrial Park, Inc., Symtron Systems, Inc., and the Registrant [incorporated by reference to Exhibit 10(p)(2) to the Registrant's Annual Report on Form 10-K (Commission File No. 0- 13124) filed on April 17, 1995].

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

10(v)(iv)  Exclusive Software License Agreement,  dated as of March 31, 1996, by and among the Registrant, Care Corporation Limited and COVER-ALL Systems, Inc. [incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K (Commission File No. 0- 13124) filed on April 8, 1996].

10(w) Settlement Agreement dated April 1, 1996 between the Registrant and Clarendon National Insurance Company [incorporated by reference to
           Exhibit 10.5 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on April 8, 1996].

10(x) Employment Agreement, dated as of April 1, 1996, between the Registrant and Raul F. Calvo.

10(y)      General  Release  and  Termination  of Lease  Agreement,  dated as of
           December  4,  1996,   between  the  Registrant  and  Somerset  Realty
           Associates, L.L.C.

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

*10(z)(ii) Form of 12 1/2% Convertible Note issued by Registrant pursuant to the
           Convertible Note Purchase Agreement listed as Exhibit 10(z)(i) above.

*10(aa)(i) Debenture Purchase Agreement, dated as of March 31, 1997, between the
           Registrant and Sirrom Capital Corporation.

*10(aa)(ii)12 1/2% Convertible Debenture Due March 31, 2002, issued by
           Registrant to Sirrom Capital Corporation.

*10(aa)(iiiAmendment to Stock  Purchase  Agreement,  dated as of March 14, 1997,
           among  the  Registrant,   Software   Investments   Limited  and  Care
           Corporation Limited.

*10(aa)(iv)Amendment to Exclusive Software License Agreement,  dated as of March
           14, 1997, among the Registrant, Care Corporation Limited and, for certain purposes, Cover-All Systems, Inc.

 10(bb)(i)  Exclusive  Software License  Repurchase  Agreement,  dated March 31,
            1998, by and among the Registrant, COVER-ALL Systems, Inc., Care Corporation Limited and Software Investments Limited.

 10(bb)(ii) Secured  Promissory  Note,  dated March 31, 1998, by and between the
            Registrant, as Holder, and Care Corporation Limited, as Payor.

 10(bb)(iii)Pledge  Agreement,   dated  March  31,  1998,  by  and  between  the
            Registrant, as Secured Party, and Care Corporation Limited, as Pledgor.

10(bb)(iv)  Reseller Agreement, dated March 31, 1998, by and between Cover-All
            Systems, Inc. and Care Corporation Limited.

10(bb)(v)   Reseller Agreement, dated March 31, 1998, by and between Cover-All
            Systems, Inc. and Care Corporation Limited.


21 Subsidiaries of the Registrant [incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 11, 1996].

*23A       Consent of Ernst & Young LLP.

*23B       Consent of Moore Stephens, P.C.

*27        Financial Data Schedule.






 ------------------------------
 * Filed herewith


      (b)  Reports on Form 8-K

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

           The Company filed a Form 8-K on August 11, 1997 under Item 4 to reflect the engagement of Moore Stephens, P.C. as the Company's auditors to replace Ernst & Young, LLP effective August 4, 1997 and under Item 5 to reflect the events of the annual meeting of stockholders.

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholder and the Board of Directors of Cover-All Technologies Inc.

            We have audited the accompanying consolidated balance sheet of Cover-All Technologies Inc. and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity [deficit], and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 14(a) of this Form 10-K for the year ended December 31, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

            We  conducted  our  audit  in  accordance  with  generally  accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. and its subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein for the year ended December 31, 1997.





                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
March 31, 1998

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Cover-All Technologies Inc.

We have audited the accompanying consolidated balance sheet of Cover-All Technologies Inc. and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1996 and 1995. Our audits also included the financial statement schedule for the years ended December 31, 1996 and 1995 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. at December 31, 1996 and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                          ERNST & YOUNG LLP



Hackensack, New Jersey
April 11, 1997

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                                 December 31,
                                                            1 9 9 7        1 9 9 6
Assets:
Current Assets:
  Cash and Cash Equivalents                                $2,908,167   $   446,672
  Accounts Receivable [Less Allowance for Doubtful Accounts
   of $185,610 and $43,870]                                 1,234,706     1,585,398
  Prepaid Expenses                                            140,783         7,161
                                                           ----------   -----------

  Total Current Assets                                      4,283,656     2,039,231
                                                           ----------   -----------

Property and Equipment - At Cost:
  Furniture, Fixtures and Equipment                         2,625,678     3,072,706
  Less: Accumulated Depreciation                           (2,397,704)   (2,662,713)
                                                           ----------   -----------

  Property and Equipment - Net                                227,974       409,993
                                                           ----------   -----------

Software License Held for Sale at December 31, 1997
  [Less Accumulated Amortization of $1,750,000 and $750,000]3,250,000     4,250,000
                                                            ---------   -----------

Capitalized Software [Less Accumulated Amortization of $1,820,857
  and $1,005,964]                                             663,057     1,477,950

Other Assets                                                   59,335        66,181
                                                           ----------   -----------

  Total Assets                                             $8,484,022   $ 8,243,355
                                                           ==========   ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                                 December 31,
                                                            1 9 9 7        1 9 9 6
Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                         $  571,309   $   536,172
  Accrued Liabilities                                       1,618,676     1,614,612
  Unearned Revenue                                            447,133     1,181,575
                                                           ----------   -----------

  Total Current Liabilities                                 2,637,118     3,332,359
                                                           ----------   -----------

Convertible Debentures                                      3,000,000            --
                                                           ----------   -----------

  Total Liabilities                                         5,637,118     3,332,359
                                                           ----------   -----------

Commitments and Contingencies                                      --            --

Stockholders' Equity:
  Common Stock, $.01 Par Value, Authorized 30,000,000
  Shares,  Issued 16,791,122 and 17,351,883 Shares,
  1997 and 1996, respectively                                 167,911       173,519

  Capital In Excess of Par Value                           25,273,031    27,258,352

  Accumulated Deficit                                      (22,594,038) (19,953,668)

  Treasury Stock - At Cost - 633,986 Shares                        --    (2,567,207)
                                                           ----------   -----------

  Total Stockholders' Equity                                2,846,904     4,910,996
                                                           ----------   -----------

  Total Liabilities and Stockholders' Equity               $8,484,022   $ 8,243,355
                                                           ==========   ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                        Y e a r s  e n d e d
                                                        D e c e m b e r  31,
                                                 1 9 9 7       1 9 9 6     1 9 9 5
                                                 -------       -------     -------

Revenues:
  Licenses                                     $3,940,000   $ 1,044,460 $ 1,421,866
  Maintenance                                   2,722,000     2,252,378   1,174,150
  Professional Services                         1,275,573     2,171,834   1,522,738
                                               ----------   ----------- -----------

  Total Revenues                                7,937,573     5,468,672   4,118,754
                                               ----------   ----------- -----------

Costs and Expenses:
  Cost of Revenues                              5,426,000     4,585,727   1,329,693
  Research and Development                             --     1,846,410   1,932,920
  Sales and Marketing                           1,900,000     1,124,884     465,045
  General and Administrative                    2,988,919     3,627,351   2,760,298
  Special Charges                                      --            --   1,165,000
                                               ----------   ----------- -----------

  Total Costs and Expenses                     10,314,919    11,184,372   7,652,956
                                               ----------   ----------- -----------

  Operating Loss                               (2,377,346)   (5,715,700) (3,534,202)
                                               ----------   ----------- -----------

Interest Expense [Income]:
  Interest Expense                                300,593         1,924      15,220
  Interest Income                                 (37,569)     (109,302)     (5,332)
                                               ----------   ----------- -----------

  Interest Expense [Income]                       263,024      (107,378)      9,888
                                               ----------   ----------- -----------

  Loss from Continuing Operations              (2,640,370)   (5,608,322) (3,544,090)

Loss from Discontinued Operations, Without Tax
  Benefit                                              --            --  (7,107,987)

Loss on Disposal of Discontinued Operations,
  Without Tax Benefit                                  --      (392,872)   (749,758)
                                               ----------   ----------- -----------

  Net Loss                                     $(2,640,370) $(6,001,194)$(11,401,835)
                                               ===========  =========== ============

  Loss Per Common Share from Continuing
   Operations                                  $    (0.16)  $     (0.38)$     (0.41)
                                               ==========   =========== ===========

  Net Loss Per Common Share                    $    (0.16)  $     (0.40)$     (1.33)
                                               ==========   =========== ===========

Weighted Average Number of Common Shares
  Outstanding                                  16,794,000    14,866,000   8,559,000
                                               ==========   =========== ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
------------------------------------------------------------------------------

                                                                Retained                        Total
                                                    Capital     Earnings                    Stockholders'
                                                   in Excess  [Accumulated      Treasury       Equity
                                    Common Stock of Par Value   Deficit]         Stock        [Deficit]
                                    ------------ ------------  ------------   -----------   -------------
Balance at December 31, 1994          $ 91,873   $10,401,994   $(2,550,639)   $(2,567,207)   $ 5,376,021

  Sale of 7,567 Shares of Common
   Stock under Employee Stock
   Purchase Plan                            76        12,259            --             --         12,335

  Net Loss                                  --            --   (11,401,835)            --    (11,401,835)
                                      --------   -----------   -----------     ----------    -----------

Balance at December 31, 1995            91,949    10,414,253   (13,952,474)    (2,567,207)    (6,013,479)

  Sale of 125,187 Shares of Common
   Stock under Stock Option Plans        1,252       370,562            --             --        371,814

  Issuance of 3,256,201 Shares of
   Common Stock under the
   Restructuring Agreement              32,562     6,479,840            --             --      6,512,402

  Issuance of Five-year Warrants to
   Purchase up to an Aggregate of
   1,725,694 Shares of Common
   Stock under the Restructuring
   Agreement                                 --      465,938            --             --        465,938

  Sale of 1,412,758 Shares of Common
   Stock to Software Investments
   Limited ["SIL"]                       14,128    2,811,388            --             --      2,825,516

  Sale of Five Year Warrants to
   Purchase an Aggregate of 196,875
   Shares of Common Stock to SIL             --      196,875            --             --        196,875

  Issuance of 2,500,000 Shares of
   Common Stock to Care
   Corporation Limited                   25,000    4,975,000            --             --      5,000,000

  Exercise of Five-year Warrants to
   Purchase 862,847 Shares of
   Common Stock                           8,628    1,544,496            --             --      1,553,124

  Net Loss                                   --           --    (6,001,194)            --     (6,001,194)
                                       --------  -----------   -----------     ----------    -----------

Balance at December 31, 1996            173,519   27,258,352   (19,953,668)    (2,567,207)     4,910,996

  Exercise of 73,225 Stock Options          732      140,233            --             --        140,965

  Retirement of  633,986 Shares of
   Treasury Shares                       (6,340)  (2,560,867)           --      2,567,207             --

  Compensation Expense for Stock
   Options Issued Below Fair Value           --      435,313            --             --        435,313

  Net Loss                                   --           --    (2,640,370)            --     (2,640,370)
                                       --------  -----------   -----------     ----------    -----------

Balance at December 31, 1997           $167,911  $25,273,031  $(22,594,038)    $       --    $ 2,846,904
                                       ========  ===========  =============    ==========    ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         21

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                 Y e a r s  e n d e d
                                                                  D e c e m b e r  31,
                                                          1 9 9 7        1 9 9 6       1 9 9 5
                                                          -------        -------       -------
Cash Flows from Operating Activities:
  Loss from Continuing Operations                      $(2,640,370)   $(5,608,322)   $(3,544,090)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided from [Used for] Operating Activities:
   Depreciation                                            182,374        341,798        365,129
   Amortization of Capitalized Software and Software
     License                                             1,814,893      2,101,576        489,227
   Provision for Uncollectible Accounts                    172,190         43,870             --
   Noncash Compensation Expense on Granting
     of Stock Options                                      435,313             --             --
   Loss on Disposal of Securities                               --             --         86,223

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                   178,502        134,622     (1,374,169)
     Income Taxes Receivable                                    --      2,300,000       (163,972)
     Deferred Income Taxes                                      --        (20,000)     2,800,000
     Prepaid Expenses                                     (133,622)        (1,806)        (2,646)
     Other Assets                                            6,846        420,545         (3,776)

   Increase [Decrease] in:
     Accounts Payable                                      116,429       (418,888)       161,561
     Accrued Liabilities                                   (77,228)    (2,449,304)     3,123,208
     Unearned Revenue                                     (734,442)       546,011        513,447
                                                        ----------    -----------    -----------

  Net Cash [Used For] Provided from Continuing
   Operating Activities - Forward                         (679,115)    (2,609,898)     2,450,142
                                                        ----------    -----------    -----------

  Loss from Discontinued Operations                             --             --     (7,107,987)
  Loss on Disposal of Discontinued Operations                   --       (392,872)      (749,758)
  Decrease [Increase] in Net Assets of Discontinued
   Operations                                                   --     (1,670,028)       (82,238)
                                                        ----------    -----------    -----------

  Net Cash Used For Discontinued Activities -
   Forward                                                      --     (2,062,900)    (7,939,983)
                                                        ----------    -----------    -----------

Cash Flows from Investing Activities:
  Proceeds from Sale of Fixed Maturity Investments              --             --      3,786,277
  Proceeds from Sale of Equipment                            3,640             --             --
  Capital Expenditures                                      (3,995)       (85,860)      (139,818)
  Capitalized Software Expenditures                             --     (1,318,744)    (1,000,009)
                                                        ----------    -----------    -----------

  Net Cash [Used For] Provided from Investing
   Activities - Forward                                 $     (355)   $(1,404,604)   $ 2,646,450



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                  Y e a r s  e n d e d
                                                                   D e c e m b e r  31,
                                                           1 9 9 7       1 9 9 6       1 9 9 5
                                                           -------       -------       -------

  Net Cash [Used For] Provided from Continuing
   Operating Activities - Forwarded                     $ (679,115)   $(2,609,898)   $ 2,450,142
                                                        ----------    -----------    -----------

  Net Cash Used For Discontinued Activities -
   Forwarded                                                    --     (2,062,900)    (7,939,983)
                                                        ----------    -----------    -----------

  Net Cash [Used For] Provided from Investing
   Activities - Forwarded                                     (355)    (1,404,604)     2,646,450
                                                        ----------    -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from Bridge Financing                           750,000             --             --
  Payments on Bridge Financing                            (750,000)            --             --
  Proceeds from Convertible Debentures                   3,000,000             --             --
  Payments on Credit Lines                                      --             --     (2,000,000)
  Net Proceeds from  Issuance of Common Stock                   --      4,947,329         12,335
  Proceeds from Exercise of Stock Options                  140,965             --             --
                                                        ----------    -----------    -----------

  Net Cash Provided from [Used For] Financing
   Activities                                            3,140,965      4,947,329     (1,987,665)
                                                        ----------    -----------    -----------

  Change in Cash and Cash Equivalents                    2,461,495     (1,130,073)    (4,831,056)

Cash and Cash Equivalents - Beginning of Years             446,672      1,576,745      6,407,801
                                                        ----------    -----------    -----------

  Cash and Cash Equivalents - End of Years              $2,908,167    $   446,672    $ 1,576,745
                                                        ==========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                             $  206,843    $     1,924    $    15,220
   Income Taxes [Received]                              $       --    $(2,375,000)   $(2,600,000)

Supplemental Disclosures of Noncash Investing and Financing Activities:
    Financing:
    In 1996, the Company in connection with the discontinuance of ISD issued Common Stock and Warrants for $6,978,340 as a result of the restructuring agreement [See Note 2].

    In 1997, the Company retired 633,986 shares of its Common Stock previously held in the treasury.

    Investing:
    In 1996, the Company acquired a software license valued at $5,000,000 from Care by issuing 2,500,000 of its Common Stock crediting Common Stock for $25,000 and capital in excess of par value for $4,975,000 [See Note 9].

    In 1997, the Company retired property and equipment having a net book value of $447,383.



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies

Description of Business - COVER-ALL Technologies Inc. [formerly Warner Insurance Services, Inc.], through its wholly-owned subsidiary, COVER-ALL Systems, Inc. ["COVER-ALL"], licenses and maintains its software products to the property/casualty insurance industry throughout the United States, Puerto Rico and the United Kingdom. COVER-ALL also provides professional consulting services to its customers interested in customizing their software.

Insurance Company - In late 1993, the Company obtained approval from the New Jersey Department of Insurance to form Alerion Insurance Company of New Jersey ["Alerion"]. Alerion entered into a reinsurance agreement with Clarendon National Insurance Company ["Clarendon"] to assume a portion of Clarendon's risk in the New Jersey Assigned Risk Program. The subsidiary was initially capitalized with $10 million. During the fourth quarter of 1994, the Company decided to discontinue assuming any underlying insurance risk. This was accomplished by Alerion commuting all its rights and obligations under the reinsurance contract back to Clarendon and paying to Clarendon all amounts received in excess of payments made since the inception of the reinsurance contract in January 1994. In 1996, Alerion surrendered its Certificate of Authority to transact insurance business in New Jersey.

Principles of Consolidation - The consolidated financial statements are prepared on the basis of generally accepted accounting principles and include the accounts of Cover-All Technologies Inc. and its wholly-owned subsidiary [the "Company"]. All material intercompany balances and transactions have been eliminated.

Use of Estimates - Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition - Revenue from the sale of software licenses is recognized when modules are provided to and accepted by the customer. Revenue from software maintenance contracts is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

Cash and Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. The Company believes no significant concentration of credit risk exists with respect to these investments. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers, principally major insurance companies, who are dispersed across many geographic regions. Three major customers accounted for approximately 53% of the Company's trade accounts receivable portfolio. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains allowances for potential credit losses.

Impairment - Long-lived assets of the Company are reviewed at least annually as to whether their carrying value has become impaired pursuant to Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No 121 requires long-lived assets, if impaired, to be remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

Property and Equipment - Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported as income or expense.

Capitalized Software and Related License - Qualifying software development costs are capitalized and amortized over a three-year period. There were no software development costs capitalized during 1997. During the fourth quarter of 1996, the Company wrote off approximately $500,000 of unamortized software development costs representing certain modules of the TAS 2000 product line not expected to be completed in the near future due to reprioritizing of marketing and development efforts. This write off is reflected in cost of revenues in 1996.

As more fully described in Note 9, in March of 1996, the Company acquired a software license [the "Care Software License"] by issuing 2,500,000 shares of its common stock and began amortizing such license over a five-year period. In the fourth quarter of 1997, the Company made a strategic decision to allocate its future resources to its TAS and Classic product lines rather than the product line obtained via the Care Software License. In this regard, on March 31, 1998, the Company negotiated the Care Software License back to the original seller of the license. The Company also acquired the worldwide reseller rights (excluding Australia, New Zealand, and the United States).


Advertising Expense - It is the Company's policy to expense advertising costs as incurred. Advertising expense in 1997, 1996 and 1995 was $56,361, $128,803 and $73,495, respectively.

Research and Development - No research and development costs were incurred for the year ended December 31, 1997. For the years ended December 31, 1996 and 1995, $1,846,410 and $1,932,920, respectively, was expensed for research and development of new software products. These expenses are in addition to software development costs in 1996 and 1995 which are capitalized and then amortized over their expected useful lives. See capitalized software and related license above.

Income Taxes - Pursuant to SFAS No. 109, "Accounting for Income Taxes," income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, Earnings per Share, which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 31, 1997, have been calculated in accordance with SFAS No. 128. Prior periods loss per share data have been recalculated and it was determined that no adjustment was necessary.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies [Continued]

Net Loss Per Share [Continued] - SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic earnings [loss] per share is computed by dividing income [loss] available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires a dual presentation  of  basic  and  diluted  earnings  per  share  on the  face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company's options and warrants were not included in the computation of loss per share because to do so would have been antidilutive for the periods presented, however, such options and warrants could potentially dilute basic earnings per share in the future.

The dilutive effect of convertible debt is reflected in dilutive earnings per share by the application of the if-converted method. Convertible debt will have a dilutive effect only when the amount of interest (net of tax) on a per share basis is less than basic earnings per share. The Company's convertible debt does not affect the loss per share calculation because it would be antidilutive for the year ended December 31, 1997, however, such convertible debt could potentially dilute basic earnings per share in the future.

     Stock-Based Compensation - The Company follows Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" ["APB No. 25"] with regard to the accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 123 to employee stock-based compensation.

Presentation - Certain items have been reclassified from the prior year to conform with the current year's presentation.

[2] Discontinued Operations

Insurance Services Division ["ISD"] revenues decreased substantially in 1994 and 1995 because of lower fees attributable to the reduced number of policies and claims being handled on contracts that were winding down or were completed. As a result, ISD had been suffering losses and operating under considerable uncertainty as a result of the pendency of lawsuits with certain affiliates of The Robert Plan Corporation ["The Robert Plan Corporation"] as described in Note
4. In March 1996, the Company entered into a series of agreements which provided for the transfer and discontinuance of its ISD operations and the issuance of the Company's Common Stock and Warrants to certain customers of the ISD business in exchange for the release of the Company from its obligations to provide insurance services to ISD customers and to The Robert Plan Corporation in exchange for the settlement and dismissal of lawsuits with The Robert Plan Corporation. Effective March 1, 1996 the Company has discontinued providing insurance processing services to the automobile insurance industry and has reflected those activities as discontinued operations in its Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[2] Discontinued Operations [Continued]

As part of the restructuring transactions [the "Restructuring"], the Company transferred certain assets, employees, contracts and leased premises relating to its ISD business to a subsidiary of The Robert Plan Corporation, which has replaced the Company as the provider of insurance services to the ISD customers. In exchange for settling the lawsuits, releasing the Company's obligations to provide insurance services under its contracts and executing the mutual releases, the Company issued to certain of the ISD customers and certain parties to the litigation: (a) a total of 3,256,201 shares of the Company's Common Stock, (b) five-year Warrants to purchase up to an additional aggregate of 1,553,125 shares of the Company's Common Stock at $2.00 per share and (c) cash of $2.5 million. The holders of these securities can request the Company to register these securities with such registration costs to be paid by the
Company. The Company had the option, exercisable for a period of six months [from March 1, 1996], to (i) purchase 50% of the aforementioned 3,256,201 shares at a cash price equal to the greater of $3.00 or 50% of the then market price of a share of the Company's Common Stock and (ii) acquire 50% of the 1,553,125 Warrants at a cash price equal to $1.00 per Warrant. On March 31, 1996, the Company assigned its aforementioned repurchase option applicable to the Company's Common Stock and Warrants to Software Investment Limited ["SIL"], which SIL subsequently exercised, as discussed in Note 9. As a result of the issuance of shares described in Note 9, the antidilution provisions of the Warrants required an adjustment of shares to 1,725,694 from 1,553,125 and a price adjustment to $1.80 from $2.00 per share.

The discontinuance of ISD resulted in a loss on disposal of discontinued operations of $392,872 in 1996 and $749,758 in 1995.

The Consolidated Statement of Operations for 1995 has been restated to report the net results of the ISD operations as loss from discontinued operations. The results of ISD are summarized as follows:

                                                          Year ended
                                                       December 31, 1995

Net Revenues                                             $ 20,228,212
                                                         ============

Loss from Operations Before Income Taxes                 $ (7,107,987)
Income Taxes/[Benefit]                                             --
                                                         ------------

Loss from Discontinued Operations                        $ (7,107,987)
                                                         ============

[3] Special Charges

In December 1994, management instituted a plan to down-size the COVER-ALL organization and reduce the rate of product development to a level consistent with the reduced level of customer installations planned for 1995. Costs of $1,165,000 were incurred and written off in the first quarter of 1995 for executive and other severance costs as well as additional software development costs and have been reflected as special charges in the 1995 Statement of Operations.

[4] Litigation

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------




[4] Litigation [Continued]

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

On February 2, 1995, Sol M. Seltzer commenced an action in the Supreme Court of New York against Mr. Krieger, the then Chairman of the Board and former President of the Company, and each of the other then members of the Board of Directors. The plaintiff, Sol M. Seltzer, who purported to sue derivatively on behalf of the Company and COVER-ALL, sought among other things, compensatory damages in an amount to be determined at trial and punitive damages in an aggregate amount of $12 million. Sol M. Seltzer was a vice president of the Company and a director of COVER-ALL until he resigned from such positions in late 1994. The plaintiff alleged, among other things, breach of fiduciary duty, waste and mismanagement, as well as alleged wrongful acts by the Board and the former President, including among other things, self-dealing and misuse of corporate funds by the former President. The Company, and the other defendants, contested Mr. Seltzer's claims and on July 23, 1996 won a motion to dismiss the case. Mr. Seltzer filed a Notice of Appeal; however, the Notice of Appeal initially was rejected for defects of form. Subsequently, Mr. Seltzer was granted leave to file a corrected Notice of Appeal and did so on or about November 26, 1996. However, Mr. Seltzer's time to "perfect" his appeal ran out on or about August 26, 1997. Accordingly, the appeal is dismissible for failure to prosecute and the Company considers this matter resolved.

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

The Company is not currently named as a defendent in any lawsuit.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------




[5] Commitments, Contingencies and Other

Operating Leases - The Company leases office space in Fair Lawn, NJ, where it occupies approximately 36,000 square feet, under a lease which expires in 2000. The lease includes escalation clauses for increased real estate taxes, insurance and maintenance expenses. The lease provides for a renewal period of five years.

Rent expense for COVER-ALL office space was $311,240, $334,170 and $174,710, for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company's future minimum rental commitments under its noncancellable operating lease in effect at December 31, 1997 follows: years ending December 31, 1998 -- $400,000; 1999 -- $400,000; 2000 -- $170,000; thereafter -- NONE.

Employment Contracts - The Company has employment contracts with certain of its executives with various dates of expiration through the year ending December 31, 1998. Certain of the contracts are automatically renewable from year to year. The aggregate annual commitment for future salaries at December 31, 1997 was approximately $650,000.

Related Party Transactions - A director of the Company in 1995 and 1996 and for part of 1997 is a partner in a law firm with which the Company incurred legal expenses of approximately $290,000, $600,000 and $360,000, in 1997, 1996 and
1995, respectively. An attorney associated with the Chairman provides legal services to the Company. The Company incurred approximately $82,000 in legal costs with this attorney in 1997.

Letter of Credit - At December 31, 1994, the Company had an outstanding letter of credit for $1,000,000 with First Fidelity Bank, N.A., NJ, which guaranteed a performance bond issued in connection with the Company's contract with the JUA/MTF, an ISD customer. In February 1995, this letter of credit was replaced by a $1,000,000 letter of credit issued by Chase Manhattan Bank N.A. which was collateralized by $1,000,000 that was placed in a restricted account. The letter of credit expired in February 1996 and the $1,000,000 of cash collateral was returned to the Company.

Major Customers - The Company had a portion of its revenues from one customer in 1997 and three customers in 1996 and 1995 as follows:

                                                     Y e a r s  e n d e d
                                                     D e c e m b e r  31,
              Customer                          1 9 9 7    1 9 9 6      1 9 9 5
              --------                          -------    -------      -------

Inspire Insurance Solutions                      20%         --          --
Sun Alliance Management Services                  --        27%         16%
Glatfelter Insurance Group                        --        13%          --
Millers Insurance Group                           --        13%          --
New Jersey State Medical Underwriters             --         --         18%
Secura, Inc.                                      --         --         11%

In 1997, 1996 and 1995 export sales were made to a U.K. customer of approximately $500,000, $1,465,000 and $640,000, respectively.

Credit Lines - At December 31, 1994, the Company had outstanding $2 million in short-term borrowings against its $4 million secured credit line with a bank. In 1995 the Company repaid the $2 million and the credit line was withdrawn.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------


[6] Income Taxes

An analysis of the components of the income tax provision is as follows:

                                                     Y e a r s  e n d e d
                                                     D e c e m b e r  31,
                                                1 9 9 7    1 9 9 6      1 9 9 5
                                                -------    -------      -------
Current:
  Federal                                     $     --   $      --  $(2,800,000)
  State                                             --          --           --
                                              --------   ---------   ----------

  Totals                                             --          --  (2,800,000)
                                               --------   ---------  ----------

Deferred:
  Federal                                            --          --   2,800,000
  State                                              --          --          --
                                               --------   ---------  ----------

  Totals                                             --          --   2,800,000
                                               --------   ---------  ----------

  Totals                                       $     --   $      --  $       --
  ------                                       ========   =========  ==========

The income tax provision [benefit] for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                     Y e a r s  e n d e d
                                                     D e c e m b e r  31,
                                                1 9 9 7    1 9 9 6      1 9 9 5
                                                -------    -------      -------

Computed Federal  Statutory Tax [Benefit]     $(900,000)$(1,781,000)$(1,204,991)
Valuation Allowance to Reduce Deferred Tax
 Asset                                          900,000   1,781,000   1,204,991
                                               --------  ---------- -----------
  Actual Provision [Benefit]                  $      --  $       -- $       --
  --------------------------                   ========= ========== ===========

The components of the net deferred tax asset and liability were as follows:

                                                     D e c e m b e r  31,
                                               --------------------------
                                                1 9 9 7    1 9 9 6      1 9 9 5
                                                -------    -------      -------
Deferred Tax Assets - Current:
  Deferred Revenue                             $      -- $       --  $1,185,000
  Reserve for Contract Adjustments                    --         --   2,075,000
  Bad Debts                                       74,000     18,000     186,000
  Reserve for Loss on Disposal                   185,000    414,000     300,000
  Other - Net                                     13,000     36,000      31,000
  Valuation Allowance                           (272,000)  (468,000) (3,777,000)
                                               --------- ----------  ----------

  Current Deferred Tax Asset                   $      -- $       --  $       --
  --------------------------                   ========= ==========  ==========

Deferred Tax Asset [Liability] - Long-Term:
  Net Operating Loss Carryforward             $9,500,000 $8,421,000  $2,790,000
  Capitalized Software                          (265,000)  (590,000)   (600,000)
  Depreciation and Amortization                   91,000    200,000     200,000
  Valuation Allowance                         (9,326,000)(8,031,000) (2,410,000)
                                              ---------- ---------- ----------

  Long-Term Deferred Tax Liability            $      --  $       --  $  (20,000)
  --------------------------------             ========= ==========  ==========

The net change during 1997 in the total valuation allowance is $1,099,000.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------




[6] Income Taxes [Continued]

At December 31, 1997, the Company had approximately $3,000,000, $14,000,000 and $7,000,000 of operating tax loss carryforwards expiring in 2012, 2011, and 2010, respectively. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock issued relative to the Restructuring and other stock which may be issued related to the Debentures [see Note 12] the Company may experience an ownership change and consequently the Company's utilization of its net operating losses could be significantly limited.

[7] Stock Option and Stock Purchase Plans

     In March 1995, the Company adopted the 1995 Employee Stock Option Plan, which was ammended in April 1997. Options for the purchase of up to 2,000,000 shares may be granted by the Board of Directors to employees of the Company at an exercise price determined by the Board of Directors on the date of grant. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years. At December 31, 1997, 1996 and 1995, 341,775, 210,175 and 482,325 shares, respectively, were available for grant.

On November 15, 1994 the Company adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to directors of the Company who are not employees ["non-employee director"]. Each non-employee director who is serving on "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of Common Stock at the fair market value of Common Stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At December 31, 1997, 1996 and 1995, 240,000, 240,000 and 260,000 shares, respectively, were available for grant.

In October 1994, the Company adopted the 1994 Non-Qualified Stock Option Plan for Consultants. Options for the purchase of up to 200,000 shares may be granted by the Board of Directors to any individual who has entered into a written consulting contract with the Company. The non-qualified stock options will have a 5 year term from date of grant and will be exercisable at a price and time as determined by the Board of Directors on the date of grant. At December 31, 1997, 1996 and 1995, 105,000, 105,000 and 105,000 shares, respectively, were available for grant.

In June 1991, the Company adopted the Key Employee Stock Option Plan [the "KESO Plan"]. Options for the purchase of up to 721,875 shares may be granted by the Board of Directors to key employees of the Company at an exercise price determined by the type of option granted. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years from the date of grant. At December 31, 1997, 1996 and 1995, 319,938, 279,938 and 229,938
shares, respectively, were available for grant.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------




[7] Stock Option and Stock Purchase Plans [Continued]

A summary of the changes in outstanding Common Stock options for all outstanding plans is as follows:

                                Weighted-Average
                                                   Remaining    Weighted-Average
                           Shares    Per Share Contractual Life  Exercise Price

Balance, December 31, 1994 453,350    $2.63 - 10.00  2.9 years        $  4.17

  Granted                  462,225     1.13 -  3.75  2.1 years           1.80
  Canceled                (225,608)    3.13 - 10.00                      3.87

Balance, December 31, 1995 689,967     1.13 - 10.00  2.3 years        $  2.66

  Granted                  337,250     2.00 -  5.25  2.9 years           3.20
  Exercised               (125,187)    1.75 -  3.53                      2.97
  Canceled                (233,205)    1.75 - 10.00                      3.75

Balance, December 31, 1996 668,825     1.13 -  5.25  2.6 years        $  2.49

  Granted                 1,410,000    1.25 -  3.81  3.9 years           1.48
  Exercised                 (73,225)   1.75 -  2.00                      1.93
  Canceled                 (186,600)   1.38 -  5.25                      2.08

Balance, December 31 1997 1,819,000    1.13 -  5.00  3.4 years        $  1.70

The options granted during 1997 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                       Number  Weighted-AverageWeighted-Average
                                       Granted  Exercise Price    Fair Value

Exercise Price Above Stock Price        100,000    $    2.00        $   .74
Exercise Price at Stock Price           215,000         1.72           1.10
Exercise Price Below Stock Price      1,095,000         1.38           1.38
                                    -----------    ---------        -------

  Totals                              1,410,000    $    1.48        $  1.29
  ------                            ===========    =========        =======

Exercisable options at December 31, 1997, 1996 and 1995 were as follows:

                                Number of           Weighted-Average
December 31,               Exercisable Options       Exercise Price

    1997                       1,582,334               $    1.69
    1996                         351,909               $    2.29
    1995                         302,675               $    1.69

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------


[7] Stock Option and Stock Purchase Plans [Continued]

The following table summarizes information about stock options at December 31, 1997:

                                                                   Exercisable
                            Outstanding Stock Options             Stock Options
                         Weighted-Average
   Range of                  Remaining     Weighted-Average       Weighted-Average
Exercise Prices  Shares  Contractual Life   Exercise Price  Shares Exercise Price

$1.13 - $1.25  1,000,000      3.9 Years        $  1.24     800,000     $  1.23
$1.38 - $1.94    260,150      3.2 Years        $  1.61     255,150     $  1.61
$2.00 - $2.25    448,850      2.8 Years        $  2.02     448,850     $  2.02
$3.81 - $5.00    110,000      2.6 Years        $  4.76      78,334     $  4.81
               ---------      ------------------------   ---------     -------

               1,819,000      3.4 Years        $  1.70   1,582,334     $  1.69
               =========      =========        =======   =========     =======

In 1985, the Board of Directors authorized, and the stockholders approved, the adoption of an Employee Stock Purchase Plan [the "Purchase Plan"]. An aggregate of 344,531 shares of the Company's Common Stock could be issued under the Purchase Plan. As of December 31, 1995, 207,681 shares were issued under the Purchase Plan which was terminated in March 1995.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price of certain options issued during 1997 was below the market price at the date of grant. Accordingly, compensation expense of $435,313 was recorded in 1997. The exercise price for all stock options issued during 1996 and 1995 was equal to the market price of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans for fiscal years 1996 and 1995.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $1.29, $1.95 and $.94 during 1997, 1996 and 1995, respectively.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed under SFAS No. 123, Accounting for Stock Based Compensation. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                                  D e c e m b e r  3 1,
                                           ------------------------------------
                                           1 9 9 7     1 9 9 6       1 9 9 5
                                           -------     -------       -------

Risk-Free Interest Rate                     6.70%        6.29%       6.74%
Expected Life                               3.8 Years    3.3 Years   3.6 Years
Expected Volatility                         88%          89%         70%
Expected Dividends                          None         None        None

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------


[7] Stock Option and Stock Purchase Plans [Continued]

The pro forma amounts are indicated below [in thousands, except per share amounts]:

                                                       Y e a r s  e n d e d
                                                       D e c e m b e r  31,
                                                   1 9 9 7    1 9 9 6   1 9 9 5
                                                   -------    -------   -------


Net Loss as Reported                             $    2,640 $  (6,001)  $ (11,402)
Pro Forma Net Loss                               $    3,787 $  (6,166)  $ (11,660)
Loss Per Share as Reported                       $     (.16)$    (.40)  $   (1.33)
Pro Forma Loss Per Share                         $     (.23)$    (.41)  $   (1.36)

[8] Common Stock

On November 17, 1989, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Common Stock. Under certain conditions, each Right shall initially entitle the registered holder thereof to purchase one-fifth of one share of Common Stock at a purchase price of $10.00, subject to adjustment. The Rights will be exercisable only if
(i) a person or group has acquired, or obtained the right to acquire 15% or more of the outstanding shares of Common Stock (other than a person that acquires the stock directly from the Company in a transaction that the Company's independent Directors determine to be in the best interests of the Company and its stockholders] or (ii) following the commencement of a tender offer or exchange offer for 15% or more of the then outstanding shares of Common Stock. Each Right will entitle its holder to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property, or other securities of the Company] having a value equal to two times the purchase price of the Right under certain circumstances, including the acquisition of 20% of the outstanding Common Stock. All rights holders, except the acquiror, may purchase a number of shares of Common Stock equal to $10.00 (subject to adjustment under the terms of the Rights Plan] divided by 50% of the market price of the Company's Common Stock on the date which is ten days after a public announcement by the Company that a person or group has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of Common Stock. In the event that the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, the rights holders may purchase the acquiror's shares at the similar discount.

The Company may redeem the Rights at $.01 each until ten days following the date on which a person or group of affiliated persons has acquired, or obtained the right to acquire, the beneficial ownership of 15% or more of the outstanding shares of Common Stock. The Rights will expire on December 4, 1999 unless earlier redeemed by the Company.

[9] Sale of Stock and Warrants, and Purchase and Sale of Care Software License

On March 31, 1996, the Company entered into a series of transactions with Software Investments Limited ["SIL"] and Care Corporation Limited ["Care"] whereby the Company:

  [A] sold to SIL for total proceeds of $3,022,391: (i) 1,412,758 shares of the Company's Common Stock for $2.00 per share and (ii) five-year warrants to purchase an aggregate of 196,875 shares of the Company's Common Stock exercisable at $2.00 per share for $1.00 per warrant ($196,875). As a result of the issuance of the 12 1/2% Convertible Debentures discussed in Note 12, the warrants required an adjustment of shares to 206,152 and a price adjustment to $1.91 per share. As of December 31, 1997, no warrants had been exercised.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------


[9] Sale of Stock and Warrants, and Purchase and Sale of Care Software License [Continued]

  [B] assigned to SIL the rights it retained in the Restructuring [see Note 2] to repurchase within six months 1,628,100 shares of the Company's Common Stock for the greater of $3.00 per share or 50 percent of the then market price of the Company's Common Stock and its rights to purchase from the warrant holders for $1.00 per share five-year warrants to acquire 776,562 shares of the Company's Common Stock at $2.00 per share. As a result of the issuance of the above mentioned shares, the antidilution provisions of the Warrants required an adjustment from 776,562 shares at $2.00 per share to 862,847 shares at $1.80 per share. As a result of the issuance of the 12 1/2% Convertible Debentures discussed in Note 12, the Warrants may require a further adjustment to the number of shares purchasable and the exercise price.

On May 1, 1996, SIL acquired 1,628,100 shares of the Company's Common Stock at $3.00 per share, and at $1.00 per Warrant, 862,847 Warrants to acquire 862,847 shares of the Company's Common Stock at $1.80 per share. SIL exercised these Warrants on May 6, 1996, resulting in the Company receiving $1,553,124 in additional equity.

In addition, on March 31, 1996, the Company was granted by Care the exclusive license for the Care software systems for use in the workers' compensation claims administration markets in Canada, Mexico and Central and South America. In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's Common Stock using the $2.00 per share price in [A] above to value the license as $5,000,000 at March 31, 1996. The license agreement was revised on March 14, 1997, and the Company engaged Care as its exclusive sales agent for a monthly fee of $10,000 against commissions of 20%. Depending upon the level of revenue reached, or not reached, under the license agreement, the Company has the right to repurchase all or portions of the shares issued to Care at $.01 per share.

In the fourth quarter of 1997, the Company made a strategic decision to allocate its future resources to its TAS and Classic product lines rather than the product line obtained via the Care Software License. In this regard, on March
31,  1998,  the  Company  negotiated  a buy  back by Care of the  Care  Software
License.

     For the buy back of Care Software License by Care, the Company received $500,000 on March 31, 1998, and a $4,500,000 non-interest bearing note, payable in semi-annual installments of $500,000 which, when discounted, results in a principal amount of the note of $3,893,054. The discounted note is collateralized by unencumbered Cover-All stock owned by Care. The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on the date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. The Company also acquired worldwide reseller rights (excluding Australia, New Zealand, and the United States.

In separate but related agreements, Care agreed to grant to the Company certain non-exclusive re-seller rights to the Care software, and the Company agreed to grant to Care certain non-exclusive re-seller rights to the Classic and TAS software.

Based on the above, and due to the related party nature of the Care Software License buy back agreement, the Company will record the $1,143,054 difference between the carrying value of the Care Software License and the discounted $4,393,054 buy back agreement to capital in excess of par value in the first quarter of 1998.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------



[10] Quarterly Financial Data [Unaudited]

Summarized quarterly financial data is as follows:

               [Dollar amounts in thousands except per share data]

                                       Quarter
                                        First      Second        Third      Fourth
Year ended December 31, 1997:
  Revenues                           $     883   $   1,338     $ 2,058   $    3,658
  (Loss)/Income from Continuing
   Operations(1)                        (1,586)     (1,010)       (240)         196
  Loss on Disposal of Discontinued
   Operations                               --          --          --           --
  Net (Loss)/Income                     (1,586)     (1,010)       (240)         196
  (Loss)/Income Per Common Share
   from Continuing Operations            (0.09)      (0.06)      (0.01)        0.01
  Net (Loss)/Income Per Common Share     (0.09)      (0.06)      (0.01)        0.01
  Income Per Common Share from Continuing
   Operations Assuming Dilution             --          --          --         0.01
  Net Income Per Common Stock Assuming
   Dilution                                 --          --          --         0.01

Year ended December 31, 1996:
  Revenues                          $    1,120   $   1,897     $ 1,052   $    1,400
  Loss from Continuing Operations(1)      (798)     (1,280)     (2,046)      (1,484)
  Loss on Disposal of Discontinued
   Operations                               --          --        (393)          --
  Net Loss                                (798)     (1,280)     (2,439)      (1,484)
  Loss Per Common Share from Continuing
   Operations                            (0.07)      (0.08)      (0.12)       (0.10)
  Net Loss Per Common Share              (0.07)      (0.08)      (0.15)       (0.10)

Year Ended December 31, 1995:
  Revenues                          $    1,054   $     925     $ 1,136   $    1,004
  Loss from Continuing Operations(1)    (2,158)       (280)       (388)        (718)
  Loss from Discontinued Operations     (1,330)     (3,103)     (1,128)      (1,547)
  Loss on Disposal of Discontinued
   Operations                               --          --          --         (750)
  Net Loss                              (3,488)     (3,383)     (1,516)      (3,015)
  Loss Per Common Share from Continuing
   Operations                            (0.25)      (0.03)      (0.05)       (0.08)
  Net Loss Per Common Share              (0.41)      (0.40)      (0.18)       (0.34)

(1)The first quarter of 1995 was adversely affected by the special charges as described in Note 3.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
------------------------------------------------------------------------------



[11] Supplemental Data

Accrued liabilities consist of the following:
                                                          Years ended
                                                         December 31,
                                                     1 9 9 7        1 9 9 6
                                                     -------        -------
Accrued Payroll, Benefits, Temporary Help, Consulting
  and Severance                                    $  358,447     $   371,186
Accrued Expenses of the Discontinued Operations Not
  Assumed by The Robert Plan Corporation              461,506       1,036,736
Accrued Software Costs                                312,764              --
Accrued Interest Costs                                 93,750              --
Accrued Professional Fees                             150,000              --
Other                                                 242,209         206,690
                                                   ----------     -----------

  Totals                                           $1,618,676     $ 1,614,612
  ------                                           ==========     ===========

[12] Convertible Debentures

On March 14, 1997, the Company obtained $750,000 in bridge financing through the sale of 12 1/2% Convertible Notes to three major stockholders. The principal and accrued interest on the bridge financing was repaid in full on March 31, 1997 out of the proceeds from the permanent financing discussed below.

On March 31, 1997, the Company sold $3,000,000 of 12 1/2% Convertible Debentures due March 2002 [the "Debentures"] to an institutional investor. The Debentures were sold at face value, pay interest quarterly and are convertible, in whole or in part, into shares of Common Stock of the Company at $1.25 per share, subject to adjustment. Neither the debentures nor the shares of Common Stock issuable upon any conversion of such debentures have been registered under the Securities Act of 1933 or any applicable state securities law. The Debentures contain certain covenants which restrict the Company's ability to incur indebtedness, grant liens, pay dividends or other defined restricted payments and make investments and acquisitions. The Company cannot redeem the Debentures for two years and thereafter may only call the Debentures if the closing price of the Company's Common Stock for the twenty business days preceding the redemption date exceeds $1.50. The net proceeds from this permanent financing were used to repay the bridge financing and the remainder is being used for working capital purposes.

[13] 401(k) Plan

After completing a year of service and working 1,000 hours, employees age 21 and over are eligible to participate in the Company's Tax Saver 401(k) Salary Reduction Plan. Employees can save 1% to 15% of pay on a pre-tax basis to a current annual maximum of $9,500. The Company matches $.50 for each $1.00 of the first 5% of pay employees elect to defer. Expenses associated with this plan in 1997, 1996 and 1995 were approximately $47,900, $21,100 and $18,400, respectively.

[14] Fair Value of Financial Instruments

In assessing the fair value of its cash and cash equivalents, trade receivables and trade payables management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities. Management estimates that the carrying amount of its convertible debentures, based on current rates and terms at which the Company could borrow funds, is approximately $3,050,000.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
------------------------------------------------------------------------------


[15] New Authoritative Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ["FASB"] issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations; financial position or cash flows.

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, after clearance by the FASB, issued Statement of Position (SOP) 97-2, Software Revenue Recognition. This SOP supersedes SOP 91-1 of the same name and provides the most recent guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997.

SOP 97-2 requires that in arrangements to deliver software or a software system that does not require significant production, modification, or customization, revenue should be recognized when there is persuasive evidence that an arrangement does in fact exist; delivery has occurred; the fee is fixed or determinable; and collectibility is probable. If the software or software system selling contract arrangement, either alone or together with other products or services, requires significant production, modification or customization construction type/production type contract accounting should be used for the entire arrangement. Such accounting would recognize revenues and costs on a contract arrangement as it progresses toward completion, rather than deferred recognition of these items until persuasive evidence of delivery has occurred. In software or software system selling arrangements that consist of multiple elements (that is, additional software products, upgrades/enhancements, rights to exchange or return software, postcontract customer support, or services), and contract accounting does not apply, the fee must be allocated to the various elements based on vendor-specific objective evidence of fair values. In general, if sufficient vendor-specific objective evidence of fair values does not exist, all revenue from the arrangement should be deferred until such sufficient evidence exists, or until all elements have been delivered. The principle difference between SOP 97-2 and its predecessor SOP 91-1 is in the accounting for multiple-element arrangements based on vendor-specific objective evidence of fair values.

Cover-All generally does not sell its products, Classic and TAS, under multiple-element arrangements. Classic and TAS are standard "off the shelf" application program packages, and while these packages may be tailored to meet customer requirements, the core package is the standard product sold. Management does not believe that SOP 97-2 will materially affect the way the Company recognizes revenue.

There is a proposed SOP dated February 11, 1998, which would defer for one year the provision of SOP 97-2 with respect to what constitutes vendor-specific objective evidence of fair value for multiple-element arrangements in which a software element is sold only in combination with postcontract customer support or other service elements. For those multiple-element arrangements, determination of the portion of the sales price allocable to the software element may be based on a reasonable method.

                      .   .   .   .   .   .   .   .   .   .

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------





                                 Balance at
                                  Beginning                              Balance at
                                  of Period   Additions   Deductions(1) End of Period
Accumulated amortization of
capitalized software and software
license:

  Year Ended December 31, 1997    $1,755,964   $1,814,893   $        --    $  3,570,857

  Year Ended December 31, 1996    $  489,227   $2,101,576   $   834,839    $  1,755,964

  Year Ended December 31, 1995    $       --   $ 489,227    $        --    $    489,227

(1) Represents primarily a write-off of $506,000 of capitalized software costs in 1996.

Allowance for Doubtful Accounts:

  Year Ended December 31, 1997       43,870    $ 172,190    $    30,450    $    185,610

  Year Ended December 31, 1996           --    $  43,870    $        --    $     43,870

  Year Ended December 31, 1995           --    $      --    $        --    $         --


Exhibit No.           Description

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

10(a) Partnership Agreement, dated December 7, 1978, by and among the Registrant, James R. Poole, Ira M. Cantor and Stanley A. Rothenberg [incorporated by reference to Exhibit 10(a) to the Registrant's Registration Statement on Form S-18 (Commission File No. 2- 88695-NY) filed on December 30, 1983].

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

10(o)(4) The 1995 Employee Stock Option Plan, as amended on April 29, 1997 by the stockholders of the Registrant.

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

10(r) Lease Agreement, dated as of December 11, 1991, between the Registrant and Aetna Life Insurance Company for premises located at 125 Belmont Drive, Somerset, New Jersey [incorporated by reference to
           Exhibit 10(ee) to the Registrant's Annual Report on Form 10- K (Commission File No. 0-13124) filed on January 24, 1992].

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

*10(z)(ii) Form of 12 1/2% Convertible Note issued by Registrant pursuant to the
           Convertible Note Purchase Agreement listed as Exhibit 10(z)(i) above.

*10(aa)(i) Debenture Purchase Agreement, dated as of March 31, 1997, between the
           Registrant and Sirrom Capital Corporation.

*10(aa)(ii)12 1/2% Convertible Debenture Due March 31, 2002, issued by
           Registrant to Sirrom Capital Corporation.

*10(aa)(iiiAmendment to Stock  Purchase  Agreement,  dated as of March 14, 1997,
           among  the  Registrant,   Software   Investments   Limited  and  Care
           Corporation Limited.

*10(aa)(iv)Amendment to Exclusive Software License Agreement,  dated as of March
           14, 1997, among the Registrant, Care Corporation Limited and, for certain purposes, Cover-All Systems, Inc.
 10(bb)(i)  Exclusive  Software License  Repurchase  Agreement,  dated March 31,
            1998, by and among the Registrant, COVER-ALL Systems, Inc., Care Corporation Limited and Software Investments Limited.

 10(bb)(ii) Secured  Promissory  Note,  dated March 31, 1998, by and between the
            Registrant, as Holder, and Care Corporation Limited, as Payor.

 10(bb)(iii)Pledge  Agreement,   dated  March  31,  1998,  by  and  between  the
            Registrant, as Secured Party, and Care Corporation Limited, as Pledgor.

10(bb)(iv)  Reseller Agreement, dated March 31, 1998, by and between Cover-All
            Systems, Inc. and Care Corporation Limited.

10(bb)(v)   Reseller Agreement, dated March 31, 1998, by and between Cover-All
            Systems, Inc. and Care Corporation Limited.

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

                                             COVER-ALL TECHNOLOGIES INC.



Date:  March 31, 1998                    By: /s/ Brian Magowan
                                             ---------------------------------
                                             Brian Magowan
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signatures                       Title                     Date

/s/ Brian Magowan
---------------------------
Brian Magowan                 Chairman of the Board of Directors March 31, 1998
                              Chief Executive Officer and Director
                              (Principal Executive Officer)

/s/ John R. Nobel             Chief Financial Officer            March 31, 1998
---------------------------
John R. Nobel

/s/ Earl Gallegos
---------------------------
Earl Gallegos                 Director                           March 31, 1998

/s/ Ian Meredith
---------------------------
Ian Meredith                  Director                           March 31, 1998

/s/ James R. Stallard
---------------------------
James R. Stallard             Director                           March 31, 1998

/s/ Mark D. Johnston
---------------------------
Mark D. Johnston              Director                           March 31, 1998

/s/ Steven Hough
---------------------------
Steven Hough                  Director                           March 31, 1998

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COVER-ALL TECHNOLOGIES INC.




Date:  March 31, 1998                        By:______________________________
                                             Brian Magowan
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signatures                       Title                     Date


Brian Magowan                 Chairman of the Board of Directors March 31, 1998
                              Chief Executive Officer and Director
                              (Principal Executive Officer)

                              Chief Financial Officer            March 31, 1998
John R. Nobel


Earl Gallegos                 Director                           March 31, 1998


Ian Meredith                  Director                           March 31, 1998


James R. Stallard             Director                           March 31, 1998


Mark D. Johnston              Director                           March 31, 1998


Steven Hough                  Director                           March 31, 1998