Form 10-Q
period 1998-03-31
COVER ALL TECHNOLOGIES INC
filed 1998-05-14
CIK 737300

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998   Commission File Number  0-13124

                           COVER-ALL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               13-2698053
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)

            18-01 Pollitt Drive
            Fair Lawn, New Jersey                              07410
  (Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:(201) 794-4800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No


                  Number of shares outstanding at May 13, 1998:

          16,978,022 shares of Common Stock, par value $.01 per share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998.
------------------------------------------------------------------------------





PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets as of March 31, 1998 [Unaudited]
   and December 31, 1997 [Audited].................................. 1

   Consolidated Statements of Operations for the three months ended
   March 31, 1998 and 1997 [Unaudited].............................. 3

   Consolidated Statements of Cash Flows for the three months ended
   March 31, 1998 and 1997 [Unaudited].............................. 4

   Notes to Consolidated Financial Statements [Unaudited]........... 5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................ 8

PART II: OTHER INFORMATION..........................................10

SIGNATURES..........................................................11





                      .   .   .   .   .   .   .   .   .   .

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                            March 31,   December 31,
                                                            1 9 9 8        1 9 9 7
                                                           [Unaudited]    [Audited]
Assets:
Current Assets:
  Cash and Cash Equivalents                                $2,763,060   $ 2,908,167
  Notes and Accounts Receivable [Less Allowance for
   Doubtful Accounts of $185,610 and $185,610]              4,009,813     1,234,706
  Prepaid Expenses                                            235,864       140,783
                                                           ----------   -----------

  Total Current Assets                                      7,008,737     4,283,656
                                                           ----------   -----------

Property and Equipment - At Cost:
  Furniture, Fixtures and Equipment                         2,650,900     2,625,678
  Less: Accumulated Depreciation                           (2,436,162)   (2,397,704)
                                                           ----------   -----------

  Property and Equipment - Net                                214,738       227,974
                                                           ----------   -----------

Software License Held for Sale at December 31, 1997
  [Less Accumulated Amortization of $-0- and $1,750,000]           --     3,250,000
                                                           ----------   -----------

Capitalized Software [Less Accumulated Amortization of
 $1,992,489 and $1,820,857]                                   541,424       663,057

Notes Receivable - Long-Term                                2,893,054            --
                                                           ----------   -----------

Other Assets                                                   65,735        59,335
                                                           ----------   -----------

  Total Assets                                             $10,723,688  $ 8,484,022
                                                           ===========  ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                       March 31,   December 31,
                                                       1 9 9 8        1 9 9 7
                                                      [Unaudited]    [Audited]
Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                    $  665,923   $   571,309
  Accrued Liabilities                                  1,772,276     1,618,676
  Unearned Revenue                                       809,116       447,133
                                                      ----------   -----------

  Total Current Liabilities                            3,247,315     2,637,118

Convertible Debentures                                 3,000,000     3,000,000
                                                      ----------   -----------

  Total Liabilities                                    6,247,315     5,637,118
                                                      ----------   -----------

Commitments and Contingencies                                 --            --
                                                      ----------   -----------

Stockholders' Equity:
  Common Stock, $.01 Par Value, Authorized
   30,000,000 Shares, Issued 16,863,222 and
   16,791,122 Shares, Respectively                       168,632       167,911

  Capital in Excess of Par Value                      26,539,289    25,273,031

  Accumulated Deficit                                (22,231,548)  (22,594,038)
                                                      -----------  -----------

  Total Stockholders' Equity                           4,476,373     2,846,904
                                                      ----------   -----------

  Total Liabilities and Stockholders' Equity         $10,723,688  $ 8,484,022
                                                      ===========  ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                          Three months ended
                                                               March 31,
                                                          1 9 9 8     1 9 9 7
                                                          -------     -------

Revenues:
  Licenses                                             $ 1,409,035 $    73,976
  Maintenance                                              895,133     586,860
  Professional Services                                    566,788     221,878
                                                       ----------- -----------

  Total Revenues                                         2,870,956     882,714
                                                       ----------- -----------

Cost of Revenues:
  Licenses                                                 896,682     453,723
  Maintenance                                              341,325     639,500
  Professional Services                                    175,893     213,167
                                                       ----------- -----------

  Total Cost of Revenues                                 1,413,900   1,306,390
                                                       ----------- -----------

  Gross Profit                                           1,457,056    (423,676)
                                                       ----------- -----------

Operating Expenses:
  Sales and Marketing                                      336,183     351,929
  General and Administrative                               417,029     806,298
  Research and Development                                 264,278          --
                                                       ----------- -----------

  Total Operating Expenses                               1,017,490   1,158,227
                                                       ----------- -----------

  Operating Income [Loss]                                  439,566  (1,581,903)

Interest Income                                             16,675       1,718

Interest Expense                                            93,750       5,729
                                                        ---------- -----------

  Net Income [Loss]                                    $   362,491 $(1,585,914)
                                                       =========== ===========

  Basic Earnings [Loss] Per Share                      $      0.02 $     (0.09)
                                                       =========== ===========

  Diluted Earnings [Loss] Per Share                    $      0.02 $     (0.09)
                                                       =========== ===========

  Weighted Average Number of Common Shares Outstanding  16,814,053  16,717,994




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                               Three months ended
                                                                    March 31,
                                                               1 9 9 8     1 9 9 7
                                                               -------     -------
Cash Flows from Operating Activities:
  Net Income [Loss]                                        $  362,491   $(1,585,914)
  Adjustments to Reconcile Net Income [Loss] to Net Cash
   Used for Operating Activities:
   Depreciation                                                38,458        58,519
   Amortization of Capitalized Software and Software License  171,632       453,724
   Provision for Uncollectible Accounts                            --        33,099
   Noncash Compensation Expense on Granting of Stock Options       --        12,157

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Notes and Accounts Receivable                         (1,775,107)      519,666
     Prepaid Expenses                                         (95,081)     (364,638)
     Other Assets                                              (6,400)        2,333

   Increase [Decrease] in:
     Accounts Payable                                          94,614       243,295
     Accrued Liabilities                                      153,600      (208,142)
     Unearned Revenue                                         361,983      (148,442)
                                                           ----------   -----------

  Net Cash [Used For] Continuing Operating Activities        (693,810)     (984,343)
                                                           ----------   -----------

Cash Flows from Investing Activities:
  Capital Expenditures                                        (25,222)        1,436
  Capitalized Software Expenditures                           (50,000)           --
                                                           ----------   -----------

  Net Cash [Used For] Provided from Investing Activities      (75,222)        1,436
                                                           ----------   -----------

Cash Flows from Financing Activities:
  Proceeds from Bridge Financing                                   --       750,000
  Payments on Bridge Financing                                     --      (750,000)
  Proceeds from Convertible Debentures                             --     3,000,000
  Proceeds from Sale of Software License                      500,000            --
  Proceeds from Exercise of Stock Options                     123,925         1,575
                                                           ----------   -----------

  Net Cash Provided from Financing Activities                 623,925     3,001,575
                                                           ----------   -----------

  Change in Cash and Cash Equivalents                        (145,107)    2,018,668

Cash and Cash Equivalents - Beginning of Periods            2,908,167       446,672
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $2,763,060   $ 2,465,340
                                                           ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         4

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



[1] General

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc. [the "Company"] Annual Report on Form 10-K for the year ended December 31, 1997. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior year have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997 and the results of operations for the three month periods ended March 31, 1998 and 1997, and the cash flows for the three month periods ended March 31, 1998 and 1997. Such adjustments are of a normal and recurring nature. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for a full year.

[2] Convertible Notes & Debentures

On March 14, 1997, the Company obtained $750,000 in bridge financing through the sale of 12 1/2% Convertible Notes to three major stockholders. The principal and accrued interest on the bridge financing was repaid in full on March 31, 1997 out of the proceeds from the financing discussed below.

On March 31, 1997, the Company issued $3,000,000 of 12 1/2% Convertible Debentures [the "Debentures"] to an institutional investor at face value. The Debentures are immediately convertible, in whole or in part, into shares of the Company's Common Stock at a conversion price of $1.25 per share, subject to adjustment, and mature on March 31, 2002. Interest is payable quarterly. The Debentures contain certain covenants which restrict the Company's ability to incur debt, grant liens, pay dividends or other restricted payments and make investments and acquisitions. The Company cannot redeem the Debentures for two years and thereafter may call the Debentures only if the closing price of the Company's Common Stock exceeds $1.50 for the twenty days preceding the redemption date. A portion of the proceeds from the issuance was used to repay the bridge financing. The remaining net proceeds were used for working capital purposes.

[3] Sale of Stock and Warrants

On March 31, 1996, the Company was granted by Care Corporation Limited ["Care"] the exclusive license for the Care software for use in the workers' compensation claims administration markets in Canada, Mexico and Central and South America [the "Care Software License"]. In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's Common Stock and the Company recorded a software license for $5,000,000. The agreement was revised on March 14, 1997 and the Company engaged Care as its exclusive sales agent for a monthly fee of $10,000 against commissions of 20%. Depending upon the level of revenue reached, or not reached, the Company had the right to repurchase all or a portion of the shares issued to Care at $.01 per share. Under certain circumstances, based upon aggregate net sales in excess of $10 million from a maximum of two separate sales during such three-year period, the Company was required to grant Care five-year warrants to buy an additional 1,000,000 shares of the Company's Common Stock at $2.00 per share.

In the fourth quarter of 1997, the Company made a strategic decision to allocate its future resources to its TAS 2000 and Classic product lines rather than the product line obtained via the Care Software License. In this regard, on March 31, 1998, the Company negotiated and consummated a buy back by Care of the Care Software License.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------


[3] Sale of Stock and Warrants [Continued]

For the buy back of Care Software License by Care, the Company received $500,000 on March 31, 1998, and a $4,500,000 non-interest bearing non-recourse [except as to collateral] note, payable in semi-annual installments of $500,000 which, when discounted, results in a principal amount of the note of $3,893,054. The discounted note is collateralized by unencumbered Cover-All stock owned by Care. The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on such date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares.

In separate but related agreements, Care agreed to grant to the Company certain non-exclusive re-seller rights to the Care software, and the Company agreed to grant to Care certain non-exclusive re-seller rights to the TAS 2000 software and Classic product lines.

Based on the above, and due to the related party nature of the Care Software License buy back agreement, the Company recorded the $1,143,000 difference between the carrying value of the Care Software License and the discounted $4,393,000 buy back agreement to capital in excess of par value at March 31, 1998.

[4] Income Taxes

Pursuant to Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes," income tax expense [or benefit] for the period is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. At December 31, 1997, the Company had approximately $3,000,000, $14,000,000 and $7,000,000 of operating tax loss carryforwards expiring in 2012, 2011, and 2010, respectively. No provision for income taxes is reflected in these financial statements as the Company anticipates utilizing the operating tax loss carryforwards to offset any taxable income the Company may have.

[5] Net Income [Loss] Per Share

The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the three months ended March 31, 1998, have been calculated in accordance with SFAS No. 128. Prior periods loss per share data have been recalculated and it was determined that no adjustment was necessary.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------



[5] Net Income [Loss] Per Share [Continued]

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company's options and warrants were not included in the computation of loss per share for the three months ended March 31, 1997, because to do so would have been antidilutive for that period, however, such options and warrants did dilute earnings per share for the three months ended March 31, 1998, however, the effect was not material.

The dilutive effect of convertible debt is reflected in diluted earnings per share by the application of the if-converted method. While the Company's convertible debt had a dilutive effect on earnings per share for the three months ended March 31, 1998, its effect was not material. The Company's convertible debt did not affect the loss per share calculation for the three months ended March 31, 1997, because its inclusion would have been antidilutive.

[6] Presentation

Certain items have been reclassified from the prior period to conform with the current period's presentation.



                      .   .   .   .   .   .   .   .   .   .

Item 2:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------





Total revenues for the three months ended March 31, 1998 were $2,871,000 as compared to $883,000 for the same period in 1996, an increase of 225%. Licenses fees were $1,409,000 for the three months ended March 31, 1998 compared to $74,000 in the same period in 1997 as a result of new contracts signed in the first quarter of 1998. For the three months ended March 31, 1998, maintenance revenues were $895,000 compared to $587,000 in the same period of the prior year due to an increased customer base and new contracts signed. Professional services revenue contributed $567,000 in the three months ended March 31, 1998 compared to $222,000 in the first quarter of 1997 as a result of new contracts signed in the first quarter of 1998. Total Classic revenues were $1,744,000 for the three months ended March 31, 1998 as compared to $833,000 for the three months ended March 31, 1997. Total TAS 2000 revenues were $1,127,000 for the three months ended March 31, 1998 as compared to $50,000 for the three months ended March 31, 1997.

Cost of sales increased to $1,414,000 for the three months ended March 31, 1998 as compared to $1,306,000 for the same period in 1997 as a result of an increase in sales volume. There was no license fee amortization for the three months ended March 31, 1998 due to the sale of the Care license back to the Care Corporation Limited. Non-cash capitalized software and license fees amortization was $172,000 for the three months ended March 31, 1998 as compared to $454,000 in the same period in 1997.

Research and development expenses were $264,000 for the three months ended March 31, 1998 compared to none for the same period in 1997 as a result of the start of design and feasibility of several modules of the TAS 2000 product line related to new contracts signed in the first quarter of 1998.

Sales and marketing expenses were $336,000 for the three months ended March 31, 1998 as compared to $352,000 in the same period of 1997 due to an efficient marketing and sales effort to improve the market shares of the Companys' product lines, TAS 2000 and Classic.

General and administrative expenses decreased to $417,000 in the three months ended March 31, 1998 as compared to $806,000 in the same period in 1997 due to the ongoing effort to reduce overhead costs.

The Company is working toward continued growth in 1998 and beyond. In the Classic line, the Company is positioned to increase market share as a result of completion of a project making it Windows 95 compliant and maintaining the strengths upon which its current market acceptance is based.

The TAS 2000 product line offers a complete set of policy administration applications development products. The TAS 2000 products are being marketed in both the domestic marketplace and in the United Kingdom, through systems integrators. A contract for the TAS 2000 product was announced on March 25, 1998 with Cornhill Insurance PLC, a wholly-owned subsidiary of Allianz AG. This licensing and services agreement, which is expected to be performed in 1998 and is valued at $4,500,000 encompasses Cover-All's Total Administrative System [TAS 2000] modules including Policy Administration, Client Management, Agency Management, Billing Cash & Commissions, Statistical Reporting and Pyramid Services' Claims Administration.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Liquidity and Capital Resources

In 1996, the Company was granted by Care, the Care Software License. The Care software is an integrated suite of computer applications for the administration of claims processing of workers' compensation. The product has been successfully deployed in Australia and the United States in Third Party Administration ["TPA"] and self insured environments, including city and state government operations as well as with major private corporations. In the fourth quarter of 1997, the Company made a strategic decision to allocate its future resources to its TAS 2000 and Classic product lines rather than the product line obtained via the Care Software License. In this regard, on March 31, 1998, the Company negotiated a buy back by Care of the Care Software License, while acquiring worldwide reseller rights, excluding Australia, New Zealand, and the United States to the Care Software.

In consideration for the buy back of the Care Software License by Care, the Company received $500,000 on March 31, 1998, and a $4,500,000 non-interest bearing non-recourse [except as to collateral] note, payable in semi-annual installments of $500,000 which, when discounted, results in a principal amount of the note of $3,893,000. The discounted note is collateralized by unencumbered Cover-All stock owned by Care. The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on the date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral.

Based on the above, and due to the related party nature of the Care Software License buy back agreement, the Company recorded $1,143,000, the difference between the carrying value of the Care Software License of $3,250,000 at December 31, 1997, and the discounted $4,393,000 buy back agreement to capital in excess of par value at March 31, 1998.

On March 31, 1997, the Company sold $3,000,000 of 12 1/2% Convertible Debentures due March 2002 [the "Debentures"] to an institutional investor. The Debentures were sold at face value, pay interest quarterly and are convertible, in whole or in part, into shares of Common Stock of the Company at $1.25 per share, subject to adjustment. The Debentures contain certain covenants which restrict the Company's ability to incur indebtedness, grant liens, pay dividends or other defined restricted payments and make investments and acquisitions. The Company cannot redeem the Debentures for two years and thereafter may only call the Debentures if the closing price of the Company's Common Stock for the twenty business days preceding the redemption date exceeds $1.50. The net proceeds from this financing were used for working capital purposes.

At March 31, 1998, the Company had working capital of $3,761,000, as compared to working capital of $651,000 at March 31, 1997. The improvement in working capital was due to the payments received on new contracts signed and the recording of $500,000 cash received as a result of the buy back of the Care Software License by Care.

The Company believes that its current cash balances and anticipated cash flows from continuing operations will be sufficient to meet normal operating needs for the Company in 1998.

Statements in this Form 10Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause the Company's actual results in future periods to differ materially from expected results. Those risks include, among others, risk associated with increased competition, customer decisions, delays in productivity programs and new product introductions, and other business factors beyond the Company's control. Those and other risks are described in the Company's filings with the Securities and Exchange Commission ["SEC"] over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


PART II - OTHER INFORMATION

Item 6  - Exhibits and Reports on Form 8-K

(a)  Exhibits.

     27.  Financial Data Schedule.

(b) Reports on Form 8-K.

     The Company filed a Form 8-K on May 14, 1998 under Item 5 to reflect the signing of employment and services agreements between the Company and each of Brian Magowan, its Chief Executive Officer, Peter Lynch, its President, and Dalia Ophir, its Chief Technology Officer.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


SIGNATURES
------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COVER-ALL TECHNOLOGIES INC.


Date:   May 14, 1998                By:/s/ Brian Magowan
                                       Brian Magowan, Chairman and Chief
                                       Executive Officer


Date:   May 14, 1998                By:/s/ John R. Nobel
                                       -----------------
                                       John R. Nobel, Chief Financial Officer