Form 10-K/A
period 1997-12-31
COVER ALL TECHNOLOGIES INC
filed 1998-06-02
CIK 737300

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

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

In 1997, the Company entered into (i) an agreement with a consulting firm, in which the Chairman is a managing partner, to engage the Chairman and Chief
Executive Officer of the Company, pursuant to which, the Company will pay the consulting firm $12,500 per month, plus expenses, five-year options to purchase 400,000 shares of Common Stock, exercisable at $1.25 per share and a bonus payment of $100,000 if the Company achieves projected sales goals for the 1997 fiscal year, which sales goals were achieved, (ii) an agreement to engage a director of the Company as Chief Financial Officer of the Company on an interim basis by granting him five-year options to purchase 195,000 shares of Common Stock, exercisable at $2.00 per share, representing 30,000 shares for each month during which he was engaged to act as Chief Financial Officer through the end of his contract term of September 30, 1997, and paid him $37,500 through the end of the fiscal year for continuation of his services as interim Chief Financial Officer, and (iii) a consulting agreement with a director of the Company, with a term engagement through January 15, 1998, and providing compensation consisting of a five-year option to purchase 25,000 shares of Common Stock, exercisable at $1.25 per share, with respect to each month during which he performs consulting services and an additional 250,000 shares of Common Stock, exercisable at $1.25 per share, as a result of the Company achieving certain sales goals in the 1997 fiscal year.

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

[5] Commitments, Contingencies and Other [Continued]

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

                                                          D e c e m b e r  3 1,
                                           ------------------------------------
                                           1 9 9 7     1 9 9 61 9 9 5
                                           -------     --------------

Risk-Free Interest Rate                     6.70%        6.29%       6.74%
Expected Life                               3.8 Years    3.3 Years   3.6 Years
Expected Volatility                         88%          89%         70%
Expected Dividends                          None         None        None

The pro forma amounts are indicated below [in thousands, except per share amounts]:

                                                       Y e a r s  e n d e d
                                                       D e c e m b e r  31,
                                                   1 9 9 7    1 9 9 6   1 9 9 5
                                                   -------    -------   -------


Net Loss as Reported                             $    2,640 $  (6,001)  $ (11,402)
Pro Forma Net Loss                               $    3,787 $  (6,166)  $ (11,660)
Loss Per Share as Reported                       $     (.16)$    (.40)  $   (1.33)
Pro Forma Loss Per Share                         $     (.23)$    (.41)  $   (1.36)

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

[10] Quarterly Financial Data [Unaudited]

Summarized quarterly financial data is as follows:

               [Dollar amounts in thousands except per share data]

                                       Quarter
                                        First      Second        Third      Fourth
Year ended December 31, 1997:
  Revenues                           $     883   $   1,338     $ 2,058   $    3,658
  Loss from Continuing Operations(1)    (1,586)     (1,010)       (240)         196
  Loss on Disposal of Discontinued
   Operations                               --          --          --           --
  Net Loss                              (1,586)     (1,010)       (240)         196
  Loss Per Common Share from Continuing
   Operations                            (0.09)      (0.06)      (0.01)        0.01
  Net Loss Per Common Share              (0.09)      (0.06)      (0.01)        0.01
  Loss Per Common Share from Continuing
   Operations Assuming Dilution             --          --          --           --
  Net Loss Per Common Stock Assuming
   Dilution                                 --          --          --         0.01

Year ended December 31, 1996:
  Revenues                          $    1,120   $   1,897     $ 1,052   $    1,400
  Loss from Continuing Operations(1)      (798)     (1,280)     (2,046)      (1,484)
  Loss on Disposal of Discontinued
   Operations                               --          --        (393)          --
  Net Loss                                (798)     (1,280)     (2,439)      (1,484)
  Loss Per Common Share from Continuing
   Operations                            (0.07)      (0.08)      (0.12)       (0.10)
  Net Loss Per Common Share              (0.07)      (0.08)      (0.15)       (0.10)

Year Ended December 31, 1995:
  Revenues                          $    1,054   $     925     $ 1,136   $    1,004
  Loss from Continuing Operations(1)    (2,158)       (280)       (388)        (718)
  Loss from Discontinued Operations     (1,330)     (3,103)     (1,128)      (1,547)
  Loss on Disposal of Discontinued
   Operations                               --          --          --         (750)
  Net Loss                              (3,488)     (3,383)     (1,516)      (3,015)
  Loss Per Common Share from Continuing
   Operations                            (0.25)      (0.03)      (0.05)       (0.08)
  Net Loss Per Common Share              (0.41)      (0.40)      (0.18)       (0.34)

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

/s/ Ian Meredith
---------------------------
Ian Meredith                  Director                           March 31, 1998

/s/ James R. Stallard
---------------------------
James R. Stallard             Director                           March 31, 1998

/s/ Mark D. Johnston
---------------------------
Mark D. Johnston              Director                           March 31, 1998

/s/ Steven Hough
---------------------------
Steven Hough                  Director                           March 31, 1998

                         CONSENT OF INDEPENDENT AUDITORS


            We consent to the incorporation by reference in Amendment No. 1 to the Registration Statement (Form S-3 No. 333-6131) and related Prospectus of Cover-All Technologies Inc. for the registration of 6,591,528 shares of its common stock of our report dated March 31, 1998, with respect to the 1997 consolidated financial statements and schedule of Cover-All Technologies Inc. included in its Annual Report (Form 10-K) for the year ended December 31, 1997.

            We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-18243) pertaining to the 1982 Incentive Stock Option Plan and in the Registration Statement (Form S-8 No. 33-44270) pertaining to the 1991 Key Employee Stock Option Plan, the 1988 Non-Employee Director Stock Option Plan and certain Non-Qualified Stock Option Contracts, and in the related Prospectuses of Cover-All Technologies Inc. of our report dated March 31, 1998, with respect to the 1997 consolidated financial statements and schedule of Cover-All Technologies Inc. included in its Annual Report (Form 10-K) for the year ended December 31, 1997.





                                    MOORE STEPHENS, P. C.
                                    Certified Public Accountants.




Cranford, New Jersey
March 31, 1998

                         CONSENT OF INDEPENDENT AUDITORS


            We consent to the incorporation by reference in Amendment No. 1 to the Registration Statement (Form S-3 No. 333-6131) and related Prospectus of Cover-All Technologies Inc. for the registration of 6,591,528 shares of its common stock of our report dated April 11, 1997, with respect to the 1996 and 1995 consolidated financial statements and schedule of Cover-All Technologies Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1997.

            We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-18243) pertaining to the 1982 Incentive Stock Option Plan and in the Registration Statement (Form S-8 No. 33-44270) pertaining to the 1991 Key Employee Stock Option Plan, the 1988 Non-Employee Director Stock Option Plan and certain Non-Qualified Stock Option Contracts, and in the related Prospectuses of Cover-All Technologies Inc. of our report dated April 11, 1997, with respect to the 1996 and 1995 consolidated financial statements and schedule of Cover-All Technologies Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1997.





                                    ERNST & YOUNG LLP




Hackensack, New Jersey
March 30, 1998