Form 10-Q
period 1998-06-30
COVER ALL TECHNOLOGIES INC
filed 1998-08-13
CIK 737300

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                     -----------

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended     June 30, 1998
                                                ---------------------
                       Commission File Number       0-13124
                                             -----------------


                             COVER-ALL TECHNOLOGIES INC.
                             ---------------------------
                (Exact name of registrant as specified in its charter)

                     Delaware                                13-2698053
                     --------                       -----------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

                18-01 Pollitt Drive
               Fair Lawn, New Jersey                         07410
               ---------------------                      ----------
     (Address of principal executive offices)             (Zip code)


          Registrant's telephone number,
               including area code:   (201) 794-4800
                                      --------------


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X      No
                                      ------      ------


                    Number of shares outstanding at July 31, 1998:

             16,982,672 shares of Common Stock, par value $.01 per share.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          -----------------------------------------------------------------

          INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998.
          -----------------------------------------------------------------

          PART I:  FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

             Consolidated Balance Sheets as of June 30, 1998
             [Unaudited] and December 31, 1997 [Audited]  . . . .  1

             Consolidated Statements of Operations for the
             three and six months ended June 30, 1998 and
             1997 [Unaudited] . . . . . . . . . . . . . . . . . .  3

             Consolidated Statements of Cash Flows for the
             three and six months ended June 30, 1998 and
             1997 [Unaudited] . . . . . . . . . . . . . . . . . .  4

             Notes to Consolidated Financial Statements
             [Unaudited]  . . . . . . . . . . . . . . . . . . . .  5

          ITEM 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . . .  9

          PART II: OTHER INFORMATION  . . . . . . . . . . . . . . 12

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . 13


                                . . . . . . . . . . .

          PART I:  FINANCIAL INFORMATION

          ITEM 1:  FINANCIAL STATEMENTS

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          -----------------------------------------------------------------

          CONSOLIDATED BALANCE SHEETS
          -----------------------------------------------------------------

                                                                     DECEMBER
                                                       JUNE 30,         31,
                                                         1998          1997
                                                      [UNAUDITED]    [AUDITED]
                                                      -----------    ---------
           ASSETS:
           CURRENT ASSETS:
             Cash and Cash Equivalents             $ 2,179,154   $ 2,908,167
             Accounts Receivable [Less Allowance for
              Doubtful Accounts of $185,610 and
              $185,610]                              4,187,473     1,234,706
             Note Receivable - Related Party         1,000,000            --
             Prepaid Expenses                          142,655       140,783
                                                     ---------    ----------

             TOTAL CURRENT ASSETS                    7,509,282     4,283,656
                                                     ---------    ----------

           PROPERTY AND EQUIPMENT - AT COST:
             Furniture, Fixtures and Equipment       2,670,355     2,625,678
             Less: Accumulated Depreciation         (2,473,992)   (2,397,704)
                                                     ---------     ---------

             PROPERTY AND EQUIPMENT - NET              196,363       227,974
                                                     ---------     ---------

             SOFTWARE LICENSE HELD FOR SALE AT
              DECEMBER 31, 1997 [LESS ACCUMULATED
              AMORTIZATION OF $-0- AND $1,750,000]          --     3,250,000
                                                     ---------     ---------

             CAPITALIZED SOFTWARE [LESS ACCUMULATED
              AMORTIZATION OF $2,160,689 AND
              $1,820,857]                              449,225       663,057
                                                     ---------     ---------

             NOTE RECEIVABLE - RELATED PARTY         2,893,054            --
                                                     ---------     ---------

             OTHER ASSETS                               65,735        59,335
                                                     ---------     ---------

             TOTAL ASSETS                          $11,113,659   $ 8,484,022
                                                   ===========   ===========


          The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          -----------------------------------------------------------------

          CONSOLIDATED BALANCE SHEETS
          -----------------------------------------------------------------

                                                                     DECEMBER
                                                       JUNE 30,         31,
                                                         1998          1997
                                                      [UNAUDITED]    [AUDITED]
                                                      -----------    ---------
           LIABILITIES AND STOCKHOLDERS' EQUITY:
           CURRENT LIABILITIES:
             Accounts Payable                     $    541,021  $    571,309
             Accrued Liabilities                     1,663,484     1,618,676
             Unearned Revenue                          718,101       447,133
                                                     ---------     ---------

             TOTAL CURRENT LIABILITIES               2,922,606     2,637,118

           CONVERTIBLE DEBENTURES                    3,000,000     3,000,000
                                                     ---------     ---------

             TOTAL LIABILITIES                       5,922,606     5,637,118
                                                     ---------     ---------

           COMMITMENTS AND CONTINGENCIES                    --            --
                                                     ---------     ---------

           STOCKHOLDERS' EQUITY:
             Common Stock, $.01 Par Value,
               Authorized 30,000,000 Shares, Issued
               16,977,672 and 16,791,122 Shares,
               Respectively                            169,777       167,911

             Capital in Excess of Par Value         26,712,707    25,273,031

             Accumulated Deficit                   (21,691,431)  (22,594,038)
                                                    ----------    ----------

             TOTAL STOCKHOLDERS' EQUITY              5,191,053     2,846,904
                                                    ----------    ----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                              $ 11,113,659  $  8,484,022
                                                    ==========  ============


          The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          -----------------------------------------------------------------

          CONSOLIDATED STATEMENTS OF OPERATIONS
          [UNAUDITED]
          -----------------------------------------------------------------

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                    ------------------      ----------------
                                         JUNE 30,               JUNE 30,
                                      -------------          --------------
                                     1998       1997        1998        1997
                                     ----       ----        ----        ----
      REVENUES:
             Licenses        $2,015,354    $  412,532 $ 3,424,389  $  486,508
             Maintenance        910,198       628,318   1,805,331   1,215,178
             Professional
              Services          706,053       297,350   1,272,841     519,228
                              ---------     ---------   ---------   ---------

                              3,631,605     1,338,200   6,502,561   2,220,914
             TOTAL REVENUES   ---------     ---------   ---------   ---------

      COST OF REVENUES:
             Licenses         1,227,928       453,728   2,124,610     907,451
             Maintenance        375,292       509,630     716,617   1,149,130
             Professional
              Services          190,917       279,317     366,810     492,484
                             ----------     ---------   ---------   ---------

             TOTAL COST OF    1,794,137     1,242,675   3,208,037   2,549,065
              REVENUES        ---------     ---------   ---------   ---------

                              1,837,468        95,525   3,294,524    (328,151)
             GROSS PROFIT     ---------     ---------   ---------   ---------

      OPERATING EXPENSES:
             Sales and Marketing497,245       456,541     833,428     808,470
             General and
              Administrative    447,396       572,805     864,425   1,379,103
             Research and
              Development       278,563            --     542,841          --
                              ---------     ---------  ----------   ---------


             TOTAL OPERATING  1,223,204     1,029,346   2,240,694   2,187,573
              EXPENSES        ---------     ---------   ---------   ---------

             OPERATING INCOME
              (LOSS)            614,264      (933,821)  1,053,830  (2,515,724)

      INTEREST INCOME            19,602        18,084      36,277      19,802

                                 93,750        94,792     187,500     100,521
      INTEREST EXPENSE        ---------    ----------  ----------  ----------

                             $  540,116   $(1,010,529) $  902,607 $(2,596,443)
             NET INCOME (LOSS)=========    ==========  ==========  ==========


             BASIC EARNINGS  $      .03   $      (.06)$       .05 $      (.16)
             (LOSS) PER SHARE =========    ========== =========== ===========


             DILUTED EARNINGS$      .03   $      (.06)$       .05 $      (.16)
              (LOSS) PER SHARE=========    ========== =========== ===========


             WEIGHTED AVERAGE
              NUMBER OF
               COMMON SHARES 16,965,719    16,720,297  16,889,886  16,719,146
                OUTSTANDING  ==========    ==========  ========== ===========


          The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          -----------------------------------------------------------------

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          [UNAUDITED]
          -----------------------------------------------------------------

                                                     SIX MONTHS ENDED
                                                    ------------------
                                                         JUNE 30,
                                                    ------------------
                                                   1998           1997
                                                   ----           ----

           CASH FLOWS FROM OPERATING
           ACTIVITIES:
             Net Income [Loss]                $  902,607    $(2,596,443)
             Adjustments to Reconcile Net
              Income [Loss] to Net Cash
               Used for Operating Activities:
               Depreciation                       76,288        104,662
               Amortization of Capitalized
                Software and Software License    339,832        907,450
               Provision for Uncollectible
                Accounts                              --         33,099
               Noncash Compensation Expense
                on Granting of Stock Options          --        116,344

             Changes in Assets and
              Liabilities:
               [Increase] Decrease in:
                Accounts Receivable           (1,952,767)       313,644
                Note Receivable - Short Term  (1,000,000)            --
                Prepaid Expenses                  (1,872)      (237,363)
                Other Assets                      (6,400)         6,846

               Increase [Decrease] in:
                Accounts Payable                 (30,288)       (48,979)
                Accrued Liabilities               44,808       (419,110)
                Unearned Revenue                 270,968       (506,174)
                                               ---------       --------

             NET CASH [USED FOR] OPERATING
              ACTIVITIES                      (1,356,824)    (2,326,024)
                                               ---------      ---------

           CASH FLOWS FROM INVESTING
            ACTIVITIES:
             Capital Expenditures                (44,677)        (1,202)
             Capitalized Software
              Expenditures                      (126,000)            --
                                                --------      ---------

             NET CASH [USED FOR] PROVIDED
              FROM INVESTING ACTIVITIES         (170,677)        (1,202)
                                                --------      ---------

           CASH FLOWS FROM FINANCING
            ACTIVITIES:
             Proceeds from Bridge Financing           --        750,000
             Payments on Bridge Financing             --       (750,000)
             Proceeds from Convertible
              Debentures                              --      3,000,000
             Proceeds from Sale of Software
              License                            500,000             --
             Proceeds from Exercise of Stock
              Options                            298,488          4,199
                                               ---------      ---------

             NET CASH PROVIDED FROM FINANCING
              ACTIVITIES                         798,488      3,004,199
                                               ---------      ---------

             CHANGE IN CASH AND CASH
              EQUIVALENTS                       (729,013)       676,973

           CASH AND CASH EQUIVALENTS -
            BEGINNING OF PERIODS               2,908,167        446,672
                                               ---------      ---------

             CASH AND CASH EQUIVALENTS - END
              OF PERIODS                     $ 2,179,154    $ 1,123,645
                                             ===========    ===========

          The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          [UNAUDITED]
          -------------------------------------------------------------------

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

          In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997 and the results of operations for the three and six month periods ended June 30, 1998 and 1997, and the cash flows for the six month periods ended June 30, 1998 and 1997. Such adjustments are of a normal and recurring nature. The results of operations for the three and six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for a full year.

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

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          [UNAUDITED]
          -------------------------------------------------------------------

          [3] SALE OF STOCK AND WARRANTS, AND PURCHASE AND SALE OF CARE SOFTWARE LICENSE

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

          For the buy back of Care Software License by Care, the Company received $500,000 on March 31, 1998, and a $4,500,000 non-interest bearing non-recourse [except as to collateral] note, payable in semi-annual installments of $500,000 which, when discounted, results in a principal amount of the note of $3,893,054. The discounted note is collateralized by unencumbered Cover-All stock owned by Care. The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on such date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. Although not required by the agreement, the calculation of shares pledged as collateral would have been 2,100,000 shares as of June 30, 1998.

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

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          [UNAUDITED]
          -------------------------------------------------------------------

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

          [5] NET INCOME [LOSS] PER SHARE

          The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share," which is effective for financial statements
          issued for periods ending after December 15, 1997.   Accordingly,
          earnings per share data in the financial statements for the three and six months ended June 30, 1998 have been calculated in accordance with SFAS No. 128. Prior periods loss per share data have been recalculated and it was determined that no adjustment was necessary to conform with SFAS No. 128.

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

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          [UNAUDITED]
          -------------------------------------------------------------------

          [5] NET INCOME [LOSS] PER SHARE [CONTINUED]

          The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options
          or warrants.   The Company's options and warrants were not included
          in the computation of loss per share for the three and six months ended June 30, 1997 because to do so would have been antidilutive for that period. However, although such options and warrants did dilute earnings per share for the three and six months ended June 30, 1998, the effect was not material.

          The dilutive effect of convertible debt is reflected in diluted earnings per share by the application of the if-converted method. While the Company's convertible debt had a dilutive effect on earnings per share for the three and six months ended June 30, 1998, its effect was not material. The Company's convertible debt did not affect the loss per share calculation for the three and six months ended June 30, 1997 because its inclusion would have been antidilutive.


                         .   .   .   .   .   .   .   .   .   .

          ITEM 2:

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------------

          Total revenues for the three months ended June 30, 1998 were $3,632,000 as compared to $1,338,000 for the same period in 1997, an increase of 171%. Licenses fees were $2,015,000 for the three months ended June 30, 1998 compared to $413,000 in the same period in 1997 as a result of sales of TAS 2000 product modules. For the three months ended June 30, 1998, maintenance revenues were $910,000 compared to $628,000 in the same period of the prior year due to an increased customer base. Professional services revenue contributed $706,000 in the three months ended June 30, 1998 compared to $297,000 in the first quarter of 1997 as a result of additional TAS 2000 work. Total Classic revenues were $1,515,000 for the three months ended June 30, 1998 as compared to $988,000 for the three months ended June 30, 1997. Total TAS 2000 revenues were $2,117,000 for the three months ended June 30, 1998 as compared to $350,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, total revenues were $6,503,000 compared to $2,221,000 in the same period of the prior year, an increase of 193%. Total Classic revenues were $3,259,000 for the six months ended June 30, 1998 as compared to $1,821,000 in the same period in 1997. Total TAS 2000 revenues were $3,244,000 for the first six months of 1998 as compared to $400,000 in the same period in 1997.

          Cost of sales increased to $1,794,000 and $3,208,000 for the three and six months ended June 30, 1998 as compared to $1,243,000 and $2,549,000 for the same periods in 1997 as a result of higher sales volume. Non-cash capitalized software and license fee amortization decreased to $168,000 and $340,000 for the three and six months ended June 30, 1998 as compared to $454,000 and $908,000 in the same periods in 1997, because there was no license fee amortization for the three and six months ended June 30, 1998 due to the sale of the Care license back to the Care Corporation Limited.

          Research and development expenses were $279,000 and $543,000 for the three and six months ended June 30, 1998 compared to none for the same periods in 1997 as a result of work on the TAS 2000 product line.

          Sales and marketing expenses were $497,000 and $833,000 for the three and six months ended June 30, 1998 as compared to $456,000 and $808,000 in the same periods of 1997 due to an increased marketing and sales effort to improve the market share of both of the Company's product lines.

          General and administrative expenses decreased to $447,000 and $864,000 in the three and six months ended June 30, 1998 as compared to $573,000 and $1,379,000 in the same periods in 1997 due to continued efforts to reduce overhead costs.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------------

          The Company is gearing up for continued growth in 1998. In the Classic line, the Company is completing the release later this year of a 32 bit full graphical user interface [GUI] version.

          The TAS 2000 product line offers a complete policy and claims administration system to property and casualty insurance companies. The newly developed billing module was released to two customers in June 1998. The TAS 2000 products are being marketed in both the domestic marketplace and in the United Kingdom.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          In 1996, the Company was granted by Care, the Care Software License. In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's common stock using a $2.00 per share price to value the license as $5,000,000 at March 31, 1996. The product has been successfully deployed in Australia and the United States in Third Party Administration ["TPA"] and self insured environments, including city and state government operations as well as with major private corporations. In the fourth quarter of 1997, the Company made a strategic decision to allocate its future resources to its TAS 2000 and Classic product lines rather than the product line obtained via the Care Software License. In this regard, on March 31, 1998, the Company negotiated a buy back by Care of the Care Software License, while acquiring worldwide reseller rights, excluding Australia, New Zealand, and the United States to the Care Software.

          In consideration for the buy back of the Care Software License by Care, the Company received $500,000 on March 31, 1998, and a $4,500,000 non-interest bearing non-recourse [except as to collateral] note, payable in semi-annual installments of $500,000 which, when discounted, results in a principal amount of the note of $3,893,000. The discounted note is collateralized by unencumbered Cover-All stock owned by Care. The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on the date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral.
          Although not required by the agreement, the calculation of shares pledged as collateral would have been 2,100,000 shares as of June 30, 1998.

          Based on the above, and due to the related party nature of the Care Software License buy back agreement, the Company recorded $1,143,000, the difference between the carrying value of the Care Software License of $3,250,000 at December 31, 1997, and the discounted $4,393,000 buy back agreement, to capital in excess of par value at March 31, 1998.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------------

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

          At June 30, 1998, the Company had working capital of $4,587,000, as compared to working capital of $1,647,000 at December 31, 1997 and $249,000 at June 30, 1997. The improvement in working capital was due to the payments received on new contracts signed and the recording of $500,000 cash received as a result of the buy back of the Care Software License by Care.

          The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs for the Company in 1998.

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

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          -------------------------------------------------------------------

          PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Annual Meeting of Stockholders of Cover-All Technologies Inc. was held on June 18, 1998 [the "Meeting"]. At the Meeting, the stockholders of the Company elected two directors to serve for three-year terms and until their successors have been duly elected and qualified.

               Indicated below are the total votes cast in favor of each director nominee and the total votes withheld:

                Director             Votes For        Votes Withheld
                --------             ---------        --------------
                James R. Stallard  14,724,606             43,357

                Ian J. Meredith    14,242,709            525,254


          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.
               ---------

               27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.
               -------------------

               None.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          -------------------------------------------------------------------
          SIGNATURES
          -------------------------------------------------------------------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COVER-ALL TECHNOLOGIES INC.


          Date:   August 12, 1998       By: /s/ Brian Magowan
                                           ----------------------------------
                                           Brian Magowan, Chairman and Chief
                                           Executive Officer


          Date:   August 12, 1998       By: /s/ John R. Nobel
                                           ----------------------------------
                                           John R. Nobel, Chief Financial
                                           Officer



                              EXHIBIT INDEX

           Exhibit             Description
           -------             -----------
             27                Financial Data Schedule