Form 10-Q
period 1998-09-30
COVER ALL TECHNOLOGIES INC
filed 1998-11-13
CIK 737300

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington D.C. 20549
                                     ___________

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998 Commission File
                                         ------------------
          Number 0-13124
                 -------

                             COVER-ALL TECHNOLOGIES INC.
                             ---------------------------
                (Exact name of registrant as specified in its charter)


                        Delaware                          13-2698053
                        --------                          ----------
             (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)            Identification No.)

                  18-01 Pollitt Drive
                  Fair Lawn, New Jersey                        07410
                  ---------------------                        -----
          (Address of principal executive offices)          (Zip code)


          Registrant's telephone number, including area code:  (201) 794-4800
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


                  Number of shares outstanding at October 28, 1998:

             16,984,022 shares of Common Stock, par value $.01 per share.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          ----------------------------------------------------------------

          INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998.
          ----------------------------------------------------------------


          PART I:   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

               Consolidated Balance Sheets as of September 30, 1998
               [Unaudited] and December 31, 1997 [Audited]  . . . . . . . 1

               Consolidated Statements of Operations for the three
               and nine months ended September 30, 1998 and 1997
               [Unaudited]  . . . . . . . . . . . . . . . . . . . . . . . 3

               Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1998 and 1997
               [Unaudited]  . . . . . . . . . . . . . . . . . . . . . . . 4

               Notes to Consolidated Financial Statements [Unaudited] . . 5

          ITEM 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations  . . . . .  11

          PART II:  OTHER INFORMATION . . . . . . . . . . . . . . . . .  16

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  17






                        .   .   .   .   .   .   .   .   .   .

          PART I:   FINANCIAL INFORMATION

          ITEM 1:   FINANCIAL STATEMENTS

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          -----------------------------------------------------------------

          CONSOLIDATED BALANCE SHEETS
          -----------------------------------------------------------------

                                                   SEPTEMBER     DECEMBER
                                                   30, 1998      31, 1997
                                                  [UNAUDITED]   [AUDITED]
                                                  -----------  -----------
           Assets:
           CURRENT ASSETS:
           Cash and Cash Equivalents               $2,278,430   $2,908,167
             Accounts Receivable [Less Allowance
                for Doubtful Accounts of $185,610
                and $185,610]                       4,793,188    1,234,706
             Note Receivable - Related Party        1,000,000           --
             Prepaid Expenses                         193,034      140,783
                                                  -----------  -----------

             TOTAL CURRENT ASSETS                   8,264,652    4,283,656
                                                  -----------  -----------

           PROPERTY AND EQUIPMENT - AT COST:
             Furniture, Fixtures and Equipment      2,734,857    2,625,678
             Less: Accumulated Depreciation        (2,514,636)  (2,397,704)
                                                  -----------  -----------

             PROPERTY AND EQUIPMENT - NET             220,221      227,974
                                                  -----------  -----------

             SOFTWARE LICENSE HELD FOR SALE AT
               DECEMBER 31, 1997 [LESS ACCUMULATED
               AMORTIZATION OF $-0- AND                   --     3,250,000
               $1,750,000]                        -----------  -----------

             CAPITALIZED SOFTWARE [LESS
               ACCUMULATED AMORTIZATION OF            926,403      663,057
               $2,325,274 AND $1,820,857]         -----------  -----------

             NOTE RECEIVABLE - RELATED PARTY        2,407,617           --
                                                  -----------  -----------

             OTHER ASSETS                              65,735       59,335
                                                  -----------  -----------

             TOTAL ASSETS                         $11,884,628   $8,484,022
                                                  ===========  ===========


          The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          -----------------------------------------------------------------

          CONSOLIDATED BALANCE SHEETS
          -----------------------------------------------------------------

                                                  SEPTEMBER     DECEMBER
                                                     30,           31,
                                                    1998          1997
                                                 [UNAUDITED]    [AUDITED]
                                                 -----------   -----------

           LIABILITIES AND STOCKHOLDERS' EQUITY:
           CURRENT LIABILITIES:
             Accounts Payable                    $   897,287   $   571,309
             Accrued Liabilities                   1,701,552     1,618,676
             Unearned Revenue                        356,313       447,133
                                                 -----------   -----------

             TOTAL CURRENT LIABILITIES             2,955,152     2,637,118

           CONVERTIBLE DEBENTURES                  3,000,000     3,000,000
                                                  ----------   -----------

             TOTAL LIABILITIES                     5,955,152     5,637,118
                                                  ----------   -----------

           COMMITMENTS AND CONTINGENCIES                  --            --
                                                  ----------   -----------

           STOCKHOLDERS' EQUITY:
              Common Stock, $.01 Par Value,
                Authorized 30,000,000 Shares,
                Issued 16,984,022 and 16,791,122
                Shares, Respectively                 169,840       167,911

             Capital in Excess of Par Value       26,723,394    25,273,031

             Accumulated Deficit                 (20,963,758)  (22,594,038)
                                                 -----------   -----------

             TOTAL STOCKHOLDERS' EQUITY            5,929,476     2,846,904
                                                 -----------   -----------

           TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                              $11,884,628   $ 8,484,022
                                                 ===========   ===========





          The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          -----------------------------------------------------------------

          CONSOLIDATED STATEMENTS OF OPERATIONS
          [UNAUDITED]
          -----------------------------------------------------------------

                                                 THREE MONTHS ENDED
                                         ---------------------------------
                                                   SEPTEMBER 30,
                                         ---------------------------------
                                               1998              1997
                                         ----------------   -------------

           REVENUES:
                Licenses                     $1,527,105       $  994,203
                Maintenance                     956,089          674,397
                Professional Services         1,328,009          389,606
                                             ----------       ----------
                                              3,811,203        2,058,206
                TOTAL REVENUES               ----------       ----------

           COST OF REVENUES:
                Licenses                      1,026,898          453,728
                Maintenance                     455,157          432,206
                Professional Services           155,215          144,069
                                             ----------       ----------
                                              1,637,270        1,030,003
                TOTAL COST OF REVENUES       ----------       ----------

                                              2,173,933        1,028,203
                GROSS PROFIT                 ----------       ----------

           OPERATING EXPENSES:
             Sales and Marketing                575,233          540,850
             General and Administrative         567,775          627,972
             Research and Development           239,593               --
                                             ----------       ----------

                                              1,382,601        1,168,822
             TOTAL OPERATING EXPENSES        ----------       ----------

             OPERATING INCOME (LOSS)            791,332         (140,619)

           INTEREST INCOME                       30,780            8,435

           INTEREST EXPENSE                      94,437          107,709
                                             ----------       ----------

                                             $  727,675       $ (239,893)
             NET INCOME (LOSS)               ==========       ==========

             BASIC EARNINGS (LOSS) PER       $      .04       $     (.01)
               SHARE                         ==========       ==========

             DILUTED EARNINGS (LOSS)         $      .04       $     (.01)
               PER SHARE                     ==========       ==========

            WEIGHTED AVERAGE NUMBER OF       16,981,574       16,720,297
              COMMON SHARES OUTSTANDING      ==========       ==========




                                                 NINE MONTHS ENDED
                                         ---------------------------------
                                                   SEPTEMBER 30,
                                         ---------------------------------
                                               1998              1997
                                         ----------------   -------------

           REVENUES:
                Licenses                    $ 4,951,494       $1,480,711
                Maintenance                   2,761,420        1,889,575
                Professional Services         2,600,850          908,834
                                             ----------       ----------
                                             10,313,764        4,279,120
                TOTAL REVENUES               ----------       ----------

           COST OF REVENUES:
                Licenses                      3,151,508        1,361,179
                Maintenance                   1,171,774        1,581,336
                Professional Services           522,025          636,553
                                             ----------       ----------
                                              4,845,307        3,579,068
                TOTAL COST OF REVENUES       ----------       ----------

                                              5,468,457          700,052
                GROSS PROFIT                 ----------       ----------

           OPERATING EXPENSES:
             Sales and Marketing              1,408,661        1,349,320
             General and Administrative       1,432,200        2,007,075
             Research and Development           782,434               --
                                             ----------       ----------

                                              3,623,295        3,356,395
             TOTAL OPERATING EXPENSES        ----------       ----------

             OPERATING INCOME (LOSS)          1,845,162       (2,656,343)

           INTEREST INCOME                       67,057           28,237

           INTEREST EXPENSE                     281,937          208,230
                                             ----------       ----------

                                            $ 1,630,282      $(2,836,336)
             NET INCOME (LOSS)               ==========       ==========

             BASIC EARNINGS (LOSS) PER      $       .10      $      (.17)
               SHARE                         ==========       ==========

             DILUTED EARNINGS (LOSS)        $       .10      $      (.17)
               PER SHARE                     ==========       ==========

            WEIGHTED AVERAGE NUMBER OF       16,920,449       16,719,146
              COMMON SHARES OUTSTANDING      ==========       ==========


          The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          -----------------------------------------------------------------

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          [UNAUDITED]
          -----------------------------------------------------------------

                                                   NINE MONTHS ENDED
                                              ----------------------------
                                                     SEPTEMBER 30,
                                              ----------------------------
                                                 1998            1997
                                              -----------    ------------

         CASH FLOWS FROM OPERATING
           ACTIVITIES:
              Net Income [Loss]               $ 1,630,282    $(2,836,336)
              Adjustments to
               Reconcile Net Income
               [Loss] to Net Cash
                 Used for Operating
                   Activities:
                 Depreciation                     116,932        143,755
                 Amortization of
                   Capitalized Software
                   and Software License           504,417      1,361,178
                 Noncash Compensation
                   Expense on Granting
                   of Stock Options                    --        369,688

              Changes in Assets and
               Liabilities:
                [Increase] Decrease in:
                     Accounts Receivable       (2,558,482)       (74,583)
                     Note Receivable - Short
                      Term - Related Party     (1,000,000)            --
                     Note Receivable - Long
                      Term - Related Party        (14,563)            --
                     Prepaid Expenses             (52,251)      (237,796)
                     Other Assets                  (6,400)         6,846

                Increase [Decrease] in:
                     Accounts Payable             325,978        (84,073)
                     Accrued Liabilities           82,875       (458,233)
                     Unearned Revenue             (90,820)      (541,211)
                                              -----------     ----------

              NET CASH [USED FOR]
               OPERATING ACTIVITIES            (1,062,032)    (2,350,765)

         CASH FLOWS FROM INVESTING
           ACTIVITIES:
                Capital Expenditures             (109,179)        (1,202)
                Capitalized Software             (767,763)            --
                Expenditures                  -----------     ----------

              NET CASH [USED FOR]                (876,942)        (1,202)
               INVESTING ACTIVITIES           -----------     ----------

         CASH FLOWS FROM FINANCING
           ACTIVITIES:
                Proceeds from Bridge
                Financing                              --        750,000
                Payments on Bridge
                Financing                              --       (750,000)
                Proceeds from
                Convertible
                Debentures                             --      3,000,000
                Proceeds from Sale of
                Software License                1,000,000
                Proceeds from
                Exercise of Stock                 309,237          7,993
                Options                       -----------     ----------

               NET CASH PROVIDED
                FROM FINANCING                  1,309,237      3,007,993
                ACTIVITIES                    -----------     ----------

               CHANGE IN CASH AND
                CASH EQUIVALENTS                 (629,737)       656,026

         CASH AND CASH EQUIVALENTS              2,908,167        446,672
           - BEGINNING OF PERIODS             -----------     ----------

               CASH AND CASH EQUIVALENTS
                - END OF PERIODS              $ 2,278,430    $ 1,102,698
                                              ===========    ===========



          The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          [UNAUDITED]
          -----------------------------------------------------------------

          [1] GENERAL

          For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.'s [the "Company"] Annual Report on Form 10-K for the year ended December 31, 1997. While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior year have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

          In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997, and the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and the cash flows for the nine month periods ended September 30, 1998 and 1997. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine month period ended September 30, 1998, are not necessarily indicative of the results to be expected for a full year.


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

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          [UNAUDITED]
          -----------------------------------------------------------------

          [3] SALE OF STOCK AND WARRANTS, AND PURCHASE AND SALE OF CARE
              SOFTWARE LICENSE

          On March 31, 1996, the Company was granted by Care Corporation Limited ["Care"] the exclusive license for the Care software for use in the workers' compensation claims administration markets in Canada, Mexico and Central and South America [the "Care Software License"]. In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's Common Stock and the Company recorded a software license for $5,000,000. The agreement was revised on March 14, 1997, and the Company engaged Care as its exclusive sales agent for a monthly fee of $10,000 against commissions of 20%. Depending upon the level of revenue reached, or not reached, the Company had the right to repurchase all or a portion of the shares issued to Care at $.01 per share.

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

          The discounted note is collateralized by unencumbered Cover-All stock owned by Care and Software Investments Limited. The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on such date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receiving the second installment of $500,000 on September 30, 1998, the number of shares required as collateral was recalculated. An additional 2,000,000 shares were required as collateral bringing the total number of shares pledged to approximately 3,700,000. The carrying value of the note at September 30, 1998 is $3,408,000.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          [UNAUDITED]
          -----------------------------------------------------------------

          [3] SALE OF STOCK AND WARRANTS, AND PURCHASE AND SALE OF CARE
              SOFTWARE LICENSE [CONTINUED]

          In separate but related agreements, Care agreed to grant to the Company certain non-exclusive reseller rights to the Care software, and the Company agreed to grant to Care certain non-exclusive reseller rights to the TAS 2000 software Classic product lines.


          [4] INCOME TAXES

          An analysis of the components of the income tax provision is as follows:

               The income tax provision [benefit] for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                           NINE MONTHS         YEAR ENDED
                                              ENDED           DECEMBER 31,
                                          SEPTEMBER 30,
                                               1998               1997
                                       -------------------    ------------

             Computed Federal
                 Statutory Tax
                 [Benefit]                $  554,000            $ (900,000)
             Utilization of Net
                 Operating Loss
                 Carryforward               (554,000)                   --
             Valuation Allowance to
                 Reduce Deferred Tax              --               900,000
                 Asset                     ---------              --------
             ACTUAL PROVISION
             ----------------              $      --             $      --
                 [BENEFIT]                 =========              ========
                 ---------

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          [UNAUDITED]
          -----------------------------------------------------------------

          [4] INCOME TAXES [CONTINUED]

               The components of the net deferred tax asset and liability were as follows:

                                        NINE MONTHS         YEAR ENDED
                                           ENDED           DECEMBER 31,
                                       SEPTEMBER 30,
                                            1998               1997
                                    -------------------    ------------

             Deferred Tax Assets
               - Current:
                 Bad Debts              $   74,000          $   74,000
                 Reserve for Loss
                    on Disposal            127,000             185,000
                 Other - Net                13,000              13,000
             Valuation Allowance          (214,000)           (272,000)
                                        ----------          ----------
                 CURRENT DEFERRED
                 ----------------
                   TAX ASSET            $       --          $       --
                   ---------            ==========          ==========

             Deferred Tax Asset
               [Liability] Long-Term:
                  Net Operating Loss
                    Carryforward        $8,900,000          $9,500,000
                  Capitalized Software    (371,000)           (265,000)
                  Depreciation and
                    Amortization            88,000              91,000
                  Valuation Allowance   (8,617,000)         (9,326,000)
                                        ----------          ----------
                 LONG-TERM DEFERRED
                 ------------------
                   TAX LIABILITY        $       --          $       --
                   -------------        ==========          ==========

          The net change during 1998 in the total valuation allowance is $(767,000).

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

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          [UNAUDITED]
          -----------------------------------------------------------------

          [5] NET INCOME [LOSS] PER SHARE

          The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the three and nine months ended September 30, 1998 have been calculated in accordance with SFAS No. 128. Prior periods loss per share data have been recalculated and it was determined that no adjustment was necessary to conform with SFAS No. 128.

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

          The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the
          options or warrants.   The Company's options and warrants were
          not included in the computation of loss per share for the three and nine months ended September 30, 1997 because to do so would have been antidilutive for that period. However, although such options and warrants did dilute earnings per share for the three and nine months ended September 30, 1998, the effect was not material.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          [UNAUDITED]
          -----------------------------------------------------------------

          [5] NET INCOME [LOSS] PER SHARE [CONTINUED]

          The dilutive effect of convertible debt is reflected in diluted earnings per share by the application of the if-converted method. While the Company's convertible debt had a dilutive effect on earnings per share for the three and nine months ended September 30, 1998, its effect was not material. The Company's convertible debt did not affect the loss per share calculation for the three and nine months ended September 30, 1997 because its inclusion would have been antidilutive.

                        .   .   .   .   .   .   .   .   .   .

          ITEM 2:

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------------

          Total revenues for the three months ended September 30, 1998 were $3,811,000 as compared to $2,058,000 for the same period in 1997, an increase of 85%. Licenses fees were $1,527,000 for the three months ended September 30, 1998 compared to $994,000 in the same period in 1997 as a result of sales of TAS 2000 product modules. For the three months ended September 30, 1998, maintenance revenues were $956,000 compared to $674,000 in the same period of the prior year due to an increased customer base. Professional services revenue contributed $1,328,000 in the three months ended September 30, 1998 compared to $390,000 in the third quarter of 1997 as a result of additional TAS 2000 work. Total Classic revenues were $1,417,000 for the three months ended September 30, 1998 as compared to $2,008,000 for the three months ended September 30, 1997. Total TAS 2000 revenues were $2,394,000 for the three months ended September 30, 1998 as compared to $50,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, total revenues were $10,314,000 compared to $4,279,000 in the same period of the prior year, an increase of 141%. Total Classic revenues were $4,676,000 for the nine months ended September 30, 1998 as compared to $3,829,000 in the same period in 1997. Total TAS 2000 revenues were $5,638,000 for the first nine months of 1998 as compared to $450,000 in the same period in 1997.

          Cost of sales increased to $1,637,000 and $4,845,000 for the three and nine months ended September 30, 1998 as compared to $1,030,000 and $3,579,000 for the same periods in 1997 as a result of higher sales volume. Non-cash capitalized software and license fee amortization was $165,000 and $504,000 for the three and nine months ended September 30, 1998 as compared to $454,000 and $1,361,000 in the same periods in 1997, because there was no license fee amortization for the three and nine months ended September 30, 1998 due to the sale of the Care license back to Care Corporation Limited.

          Research and development expenses were $240,000 and $782,000 for the three and nine months ended September 30, 1998 compared to none for the same periods in 1997 as a result of development for billing and statistics modules related to the TAS 2000 product line.

          Sales and marketing expenses were $575,000 and $1,409,000 for the three and nine months ended September 30, 1998 as compared to $541,000 and $1,349,000 in the same periods of 1997 due to an increased marketing and sales effort to improve the market share of both of the Company's product lines.

          General and administrative expenses decreased to $568,000 and $1,432,000 in the three and nine months ended September 30, 1998 as compared to $628,000 and $2,007,000 in the same periods in 1997 due to continued efforts to reduce overhead costs.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------------

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

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          On March 31, 1996, the Company was granted by Care the Care Software License. In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's common stock and the Company recorded a software license for $5,000,000. The agreement was revised on March 14, 1997 and the Company engaged Care as its exclusive sales agent for a monthly fee of $10,000 against commissions of 20%. Depending upon the level of revenue reached, or not reached, the Company had the right to repurchase all or a portion of the shares issued to Care at $.01 per share.

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

          The discounted note is collateralized by unencumbered Cover-All stock owned by Care and Software Investments Limited (a party related to Care). The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on such date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receiving the second installment of $500,000 on September 30, 1998, the number of shares required as collateral was recalculated. An additional

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------------

          2,000,000 shares were required as collateral bringing the total number of shares pledged to approximately 3,700,000. The carrying value of the note at September 30, 1998 is $3,408,000.

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

          At September 30, 1998, the Company had working capital of $5,310,000, as compared to working capital of $1,647,000 at December 31, 1997 and $759,000 at September 30, 1997. The improvement in working capital was due to the payments received on new contracts signed and the recording of $1,000,000 cash received as a result of the buy back of the Care Software License by Care.

          The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs for the Company in 1998.

          YEAR 2000 READINESS
          -------------------

          The Year 2000 issue ("Y2K") is the result of computer programs that were written using two digits rather than four to define the applicable year. As a result, software may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. In addition, the Year 2000 problem also affects non-information technologies such as machines, equipment and other systems that contain embedded microprocessors. The Year 2000 problem could affect the Company's computers, software programs, equipment and other systems used by the Company as well as such technologies of other companies with which the Company does business.

          The Company has identified four major areas determined to be critical for successful Y2K readiness: (1) financial applications, (2) software products held for sale, (3) customers and (4) third-party relationships.

          In the first area, the Company has installed a managerial and financial reporting system which is warranted to be Y2K ready. The cost of this system was approximately $40,000. Therefore, the Company believes that its financial applications currently are capable of functioning without substantial Year

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------------

          2000 readiness problems. The Company has also completed an assessment of its non-information technology systems and does not believe it will incur significant costs remediating those systems for Y2K readiness.

          In the second area, software products held for sale, the Company has two product lines, TAS 2000 and Classic. TAS 2000, a recently developed product, has been tested and is Y2K ready. Costs incurred in readying this product for the Year 2000 were treated as normal development expenses. For the Classic product line
          Y2K upgrade, the Company spent approximately $192,000 in order to make the product line Y2K ready and the Company believes that the modifications to the Classic product line will achieve Y2K readiness. Moreover, the Company's products are often used by its customers in systems that also contain third party products. Therefore, even though the Company's current products may be Year 2000 ready, the failure of such third party products to be Year 2000 ready, or to properly interface with the Company's current products, may result in customer system failure.

          In the third area, the Company is currently having discussions with its customers concerning Year 2000 readiness. The Company, however, has little or no control over the actions of these customers, and thus, there can be no assurance that these customers will resolve any or all Year 2000 problems with their own systems (and with their other suppliers and vendors) before the occurrence of a material disruption or slowdown in their business which could, in turn, have a material adverse effect on their demand for the Company's products. In the event that any of the Company's significant customers do not successfully and timely achieve Year 2000 readiness, there could be a material adverse effect on the Company's business, financial condition and results of operation.

          In the fourth area, the Y2K problem creates risk for the Company from unforeseen problems from third party suppliers, vendors and service providers. The Company is currently in the process of identifying those suppliers, vendors and service providers that are believed to be critical to the Company's business operations. The Company has identified only one major strategic vendor. The Company has been verbally advised by, and is in the process of obtaining written confirmation from, this vendor regarding its Y2K readiness. The Company does not have extensive electronic interaction with third parties. To the extent that the Company ascertains that its suppliers, vendor and/or service providers will be not Y2K ready, the Company expects to take remedial action such as procuring new suppliers, vendors or service providers whose systems are Y2K ready. There can be no assurance, however, that the Company will be successful in finding such alternative suppliers, vendors or service providers. Such failures of these third parties' computer systems could have a material impact on the Company's ability to conduct its business.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------------

          At this time, the Company does not expect to incur any significant additional expense relating to the Y2K problem and the Company has not budgeted any expenditures accordingly. Since the Company believes that its products are Y2K ready, we do not expect any delays in deliveries of product concerning the Y2K problem.

          The Company has not developed a "worst case" scenario with respect to Year 2000 issues, but instead has focused its resources on identifying material, remediable problems and reducing uncertainties generally, through the Year 2000 assessment described above. The Company is not actively engaged in preparing any formal Year 2000 contingency plan, and does not intend to do so unless the Company believes such plans are merited by the results of its continuing Year 2000 review.

          Based on the results to date of its assessment of the Year 2000 issues of which the Company is aware at this time, the Company does not believe Year 2000 problems will have a material adverse effect on the Company or its operations. No assurance can be given, however, that the Company has been able to identify all potential Year 2000 problems or that if Year 2000 problems are discovered by the Company in the future, it will be able to resolve them satisfactorily and at an affordable cost.

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

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          ----------------------------------------------------------------

          PART II - OTHER INFORMATION

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.
               --------

               27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.
               -------------------

               None.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          -----------------------------------------------------------------

          SIGNATURES
          -----------------------------------------------------------------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COVER-ALL TECHNOLOGIES INC.


          Date:   November 12, 1998          By:  /s/ Brian Magowan
                                                 --------------------------
                                                 Brian Magowan, Chairman
                                                 and Chief Executive
                                                 Officer


          Date:   November 12, 1998          By:  /s/ John R. Nobel
                                                 -------------------------
                                                 John R. Nobel, Chief
                                                 Financial Officer

                                 EXHIBIT INDEX



          Exhibit           Description
          -------           -----------

             27             Financial Data Schedule