Form 10-Q/A
period 1998-09-30
COVER ALL TECHNOLOGIES INC
filed 1998-11-18
CIK 737300

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington D.C. 20549
                                     ___________

                                      FORM 10-Q/A

                                    AMENDMENT NO. 1
                                          TO
                                       FORM 10-Q


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
                                                  ===========  ===========


          The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          -----------------------------------------------------------------

          CONSOLIDATED BALANCE SHEETS
          -----------------------------------------------------------------

                                                  SEPTEMBER     DECEMBER
                                                     30,           31,
                                                    1998          1997
                                                 [UNAUDITED]    [AUDITED]
                                                 -----------   -----------

           LIABILITIES AND STOCKHOLDERS' EQUITY:
           CURRENT LIABILITIES:
             Accounts Payable                    $   897,287   $   571,309
             Accrued Liabilities                   1,701,552     1,618,676
             Unearned Revenue                        356,313       447,133
                                                 -----------   -----------

             TOTAL CURRENT LIABILITIES             2,955,152     2,637,118

           CONVERTIBLE DEBENTURES                  3,000,000     3,000,000
                                                  ----------   -----------

             TOTAL LIABILITIES                     5,955,152     5,637,118
                                                  ----------   -----------

           COMMITMENTS AND CONTINGENCIES                  --            --
                                                  ----------   -----------

           STOCKHOLDERS' EQUITY:
              Common Stock, $.01 Par Value,
                Authorized 30,000,000 Shares,
                Issued 16,984,022 and 16,791,122
                Shares, Respectively                 169,840       167,911

             Capital in Excess of Par Value       26,723,392    25,273,031

             Accumulated Deficit                 (20,963,756)  (22,594,038)
                                                 -----------   -----------

             TOTAL STOCKHOLDERS' EQUITY            5,929,476     2,846,904
                                                 -----------   -----------

           TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                              $11,884,628   $ 8,484,022
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
              COMMON SHARES OUTSTANDING      ==========       ==========




                                                 NINE MONTHS ENDED
                                         ---------------------------------
                                                   SEPTEMBER 30,
                                         ---------------------------------
                                               1998              1997
                                         ----------------   -------------

           REVENUES:
                Licenses                    $ 4,951,494       $1,480,711
                Maintenance                   2,761,420        1,889,575
                Professional Services         2,600,850          908,834
                                             ----------       ----------
                                             10,313,764        4,279,120
                TOTAL REVENUES               ----------       ----------

           COST OF REVENUES:
                Licenses                      3,151,508        1,361,179
                Maintenance                   1,171,774        1,581,336
                Professional Services           522,025          636,553
                                             ----------       ----------
                                              4,845,307        3,579,068
                TOTAL COST OF REVENUES       ----------       ----------

                                              5,468,457          700,052
                GROSS PROFIT                 ----------       ----------

           OPERATING EXPENSES:
             Sales and Marketing              1,408,661        1,349,320
             General and Administrative       1,432,200        2,007,075
             Research and Development           782,434               --
                                             ----------       ----------

                                              3,623,295        3,356,395
             TOTAL OPERATING EXPENSES        ----------       ----------

             OPERATING INCOME (LOSS)          1,845,162       (2,656,343)

           INTEREST INCOME                       67,057           28,237

           INTEREST EXPENSE                     281,937          208,230
                                             ----------       ----------

                                            $ 1,630,282      $(2,836,336)
             NET INCOME (LOSS)               ==========       ==========

             BASIC EARNINGS (LOSS) PER      $       .10      $      (.17)
               SHARE                         ==========       ==========


             DILUTED EARNINGS (LOSS)        $       .09      $      (.17)
               PER SHARE                     ==========       ==========


            WEIGHTED AVERAGE NUMBER OF       16,920,449       16,719,146
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

          (b)  Reports on Form 8-K.
               -------------------

               None.

          COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
          -----------------------------------------------------------------

          SIGNATURES
          -----------------------------------------------------------------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COVER-ALL TECHNOLOGIES INC.


          Date:   November 17, 1998          By:  /s/ Brian Magowan
                                                 --------------------------
                                                 Brian Magowan, Chairman
                                                 and Chief Executive
                                                 Officer




          Date:   November 17, 1998          By:  /s/ John R. Nobel
                                                 -------------------------
                                                 John R. Nobel, Chief
                                                 Financial Officer

                                 EXHIBIT INDEX


          Exhibit           Description
          -------           -----------

             27             Financial Data Schedule