Form 10-K405
period 1998-12-31
COVER ALL TECHNOLOGIES INC
filed 1999-03-31
CIK 737300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------


                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

                                 (201) 794-4800
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange on Which Registered
         -------------------           -----------------------------------------
Common Stock, par value $.01 per share         NASDAQ SmallCap Market
                                               Philadelphia Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 29, 1999 was $32,052,000.

Number of shares outstanding at March 29, 1998:

          16,993,672 shares of Common Stock, par value $.01 per share.

                       Documents Incorporated by Reference

The definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 17, 1999, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference in whole or in part for Part III, Items 10, 11, 12 and 13, of the December 31, 1998 Form 10-K.

Item 1. Business
        --------

General
-------

     Cover-All Technologies Inc. (the "Company"), a Delaware corporation formed in 1971, is a provider of state-of-the-art software products for the property/casualty insurance industry through its wholly-owned subsidiary, COVER-ALL Systems, Inc. ("COVER-ALL").

     Historically, the Company (formerly Warner Insurance Services, Inc.) also provided services to the automobile insurance industry including underwriting, policy maintenance and claims adjustment services, which were carried out by its Insurance Services Division ("ISD"). However, in March 1996, the ISD business was transferred to a subsidiary of The Robert Plan Corporation, as part of a settlement of two lawsuits between the Company and The Robert Plan Corporation. This settlement included the release of the Company from its obligations under long-term processing contracts with the customers of ISD. Because of this settlement and release, the activities of the ISD are reflected as discontinued operations as more fully described in Note 2 to the Consolidated Financial Statements.

     During March 1997, the Company announced several major changes as part of its overall business strategy. Mr. Brian Magowan became Chairman of the Board and Chief Executive Officer and Mr. Mark Johnston became Chief Financial Officer on an interim basis. Four of the existing Board members resigned and two additional Board members, Messrs. Earl Gallegos and Ian Meredith, were added. Further, the Company raised $3 million of financing through the sale of 12 1/2% Convertible Debentures (the "Debentures"), due March 2002. The Debentures are convertible into shares of common stock at $1.25 per share and carry certain restrictive covenants. Mr. Johnston served as Chief Financial Officer until January 1998, when Mr. John R. Nobel joined the Company and replaced Mr. Johnston as Chief Financial Officer.

Overview
--------

     COVER-ALL offers standard as well as customized software application products together with implementation support services to the property/casualty insurance industry. The Company derives revenue from software contract licenses to new and existing customers and from continuing maintenance fees for servicing the product. The Company also provides professional consulting services.

     In December 1989, the Company purchased, through its subsidiary, the assets related to the exclusive proprietary rights to a PC-based software application for policy rating and issuance for property/casualty insurance companies. The Company then enhanced this acquired software and it is known as the Company's "Classic" product line, which is one of two current product lines.

     The Classic product line is a self-contained rating, issuance and transaction management application system utilized in the property/casualty insurance industry. This software was developed using the Microfocus COBOL language, and the Company has upgraded this product line for use in the Windows 95 operating system. The Company believes that this software product provides cost-effectiveness and flexibility for self-contained Local Area Network ("LAN") systems. The

Classic product is in use in over 60 companies. Total Classic revenues were $6,708,000 for 1998 as compared to $6,593,000 and $3,655,000 for 1997 and 1996, respectively.

     Since 1993, COVER-ALL has been developing its second product line entitled the Total Administrative Solution ("TAS 2000") and, as of December 31, 1998, COVER-ALL completed several modules. TAS 2000 comprises an architecture and a suite of application development tools for property/casualty insurers designed to enable a client-driven re-engineering of an insurer's business processes. TAS 2000 applications run on commodity priced open computer systems and use state-of-the-art client/server software technology provided by Oracle Corporation. Total TAS 2000 revenues were $5,560,000 for 1998, $1,345,000 for 1997 and $1,814,000 for 1996.

     Regarding its software products held for sale, the Company's TAS 2000 product line conforms to "Year 2000" as of December 31, 1997. In 1997, the Classic product line was modified to support the "Year 2000."

Product Description
-------------------

     CLASSIC PRODUCT LINE
     --------------------

     The Classic product line is a set of LAN-based PC software packages designed to automate the rating and issuance tasks in the property and casualty insurance industry. Functionality includes rating and issuance for new business, mid-term changes, cancellations, reinstatements and renewals. Multiple recipient copies of all relevant documentation for each of these transactions, including quote summaries, declaration pages and mandatory and optional manuscript forms, are printed by the system's print engine. This product life cycle functionality is supported for property and casualty lines of business in a user friendly system.

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

     Recently, COVER-ALL has upgraded the Classic product line to utilize a graphical user interface, or GUI, and modified the system to run as a 32-bit application. This enhancement increases user friendliness and provides customers with an easier integration of peripheral support applications (e.g., imaging, work flow management, etc.).

TAS 2000 PRODUCT LINE
---------------------

     This latest COVER-ALL product line brings new technology and functional capability to the property and casualty insurance industry. All products were developed as Client/Server applications using the Oracle Designer 2000 and Developer 2000 tool sets. The Client/Server architectural concept allows companies to take advantage of the power of distributed processing. Companies currently relying on expensive mainframe technology can "rightsize" their hardware and software while companies in need of greater power can migrate to more powerful equipment without affecting applications. Whether experiencing growth or reductions, all customers are free to scale their equipment in accordance with the changing demands of their organizations.

The TAS 2000 product line currently includes the following application modules:

     o    Client Management
     o    End User Tools
     o    Agency Profile Management
     o    Product Developer
     o    Policy Administration
     o    Workers Compensation
     o    Billing, Cash & Commissions
     o    Statistical Reporting

     TAS 2000 has a Windows compliant graphical user interface to enhance its user friendliness. TAS 2000 can be used on many different client/server hardware platforms and offers capability to process the voluminous transactions that are common to large-scale insurance operations. TAS 2000 is an architecture of open LAN- and WAN (wide area network)-based modules possessing varying elements of interdependence.

     COVER-ALL created the TAS 2000 product line to better position itself for penetration within the larger insurance carrier market segment. In that segment of the market, the demand for advanced processing platforms and architectural design advantages, together with more comprehensive administrative function, provide COVER-ALL the opportunity to achieve success.

     COVER-ALL intends to continue to enhance both of its product lines based on customer needs and changes in technology. COVER-ALL is also committed to maintaining a quality support service program for its customers.

Competitive Products
--------------------

     The Company believes that its products offer customers certain advantages not available from COVER-ALL's competitors. The Classic product line has significant functionality and can accommodate specific customer requirements while retaining a single source integrated core system, thus making the system cost effective. TAS 2000's architecture is distinguished from competitive offerings by the integrated use of Oracle's relational database and the Designer 2000 and Developer 2000 tool sets. The underlying database and language used for the TAS 2000 products are the Oracle

Relational Database Management System and the Oracle Cooperative Development Environment products. These products provide an integrated application environment. Through Oracle's tools, these new products take advantage of the power of the Oracle database. This software allows processing to be centralized, dedicated to specific server(s) or clients or distributed across the network. TAS 2000 product line was developed with an emphasis on quality from the conceptual design stage using Oracle CASE tools through to the physical coding and testing phases.

     The Classic product line competes primarily with three competitors who are also actively selling LAN-based policy rating and issuance software used by property/casualty insurance companies. TAS 2000 competes with a growing number of vertical market systems suppliers.

Marketing
---------

     The Company maintains a sales staff at its principal executive offices in Fair Lawn, New Jersey. The Company also utilizes distributors and outside consultants to market its products. The Company also participates in and displays its software products at trade shows organized by industry trade groups.

Research and Development
------------------------

     COVER-ALL's business is characterized by rapid technological change. The Company's success will depend, in part, on its ability to keep its products current based on new technologies. Accordingly, the Company must maintain ongoing research and development programs to continually add value to its suite of products, as well as any possible expansion of its product lines. Due to the Company's financial position, it did not incur research and development expenses in 1997. In 1998, however, the Company's financial position improved, and the Company incurred approximately $1.2 million in research and development expenses. The Company believes that research and development expenditures will continue in the coming year.

     Research and development expenses for COVER-ALL were $1,186,000, $-0- and $1,846,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Backlog
-------

     The Company has a license, professional services and maintenance backlog of approximately $2,537,000, $3,531,000 and $4,500,000, respectively.

Major Customers
---------------

     The Classic product line is in use in over 60 companies while the TAS 2000 product line is currently in use in four property/casualty insurance companies. The Company's revenues from major customers (more than 10 percent of total revenues) for the years ended December 31, 1998, 1997 and 1996 as a percentage of total revenue were as follows:



                                   Year Ended      Year Ended      Year Ended
                                  December 31,     December 31,    December 31,
        Customer                     1998             1997            1996
-----------------------------    --------------  --------------  --------------
Inspire Insurance Solutions                             20%
Sun Alliance Management Svcs                                          27%
Glatfelter Insurance Group                                            13%
Millers Insurance Company                                             13%
Cornhill Insurance Co.                15%
Employers Reinsurance Corp.           15%
Accident Fund                         13%


     In 1998, 1997 and 1996, export sales were made to a U.K. customer of approximately $1,900,000, $500,000 and $1,465,000, respectively.

Employees
---------

     The Company had on average 45 employees during 1998. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that relations with its employees are good.

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

     As part of the restructuring transactions in March 1996 (the "Restructuring"), the Company transferred certain assets, employees, contracts and leased premises relating to its ISD business to a subsidiary of The Robert Plan Corporation, which replaced the Company as the provider of insurance services to the ISD customers. In exchange for settling the lawsuits, releasing the Company's contractual obligations to provide insurance services and executing mutual releases, the Company issued to certain of the ISD customers and certain parties to the litigation: (a) a total of 3,256,201 shares of the Company's common stock, (b) five-year warrants (the "Restructuring Warrants") to purchase up to an additional 1,553,125 shares of the Company's common stock at $2.00 per share, and (c) cash of $2.5 million.

     Atlantic Employers Insurance Company, a CIGNA Property and Casualty company and ISD customer, initially acquired 2,476,547 shares of the Company's common stock, Restructuring Warrants to purchase 1,181,250 shares and received $675,000 in cash as part of the Restructuring. Mr. James R. Stallard, Vice President of CIGNA Property and Casualty, was designated as a director of the Company under the terms of the Restructuring.

     As part of the Restructuring, the Company had the option, exercisable for a period of six months (from March 1, 1996), to (i) purchase 50% of the 3,256,201 shares for a certain calculated cash price and (ii) acquire 50% of the 1,553,125 Restructuring Warrants at a cash price equal to $1.00 per warrant. On March 31, 1996, the Company assigned this repurchase option to Software Investments Limited ("SIL"), which SIL subsequently exercised. See Note 2 to the Consolidated Financial Statements. As a result of the issuance of shares described in Note 2, the antidilution provisions of the warrants required an adjustment of shares to 1,725,694 from 1,553,125 and a price adjustment to $1.80 from $2.00 per share.

     Also in March 1996, the Company entered into a series of transactions with SIL and Care Corporation Limited whereby the Company: (A) sold to SIL for total proceeds of $3,022,391: (i) 1,412,758 shares of the Company's common stock for $2.00 per share, and (ii) five-year warrants (the "SIL Warrants") to purchase an aggregate of 196,875 shares of the Company's common stock, exercisable at $2.00 per share, for $1.00 per SIL Warrant ($196,875), and (B) assigned to SIL the rights it retained in the Restructuring to repurchase within six months shares of the Company's common stock and its rights to purchase from the warrantholders Restructuring Warrants to acquire 776,562 shares of the Company's common stock. As a result of the issuance of these shares, the antidilution provisions of the warrants required an adjustment from 776,562 at $2.00 per share to 862,847 shares at $1.80 per share. SIL exercised these warrants in May 1996, and the Company received approximately $1.6 million in proceeds from this exercise.

     On March 31, 1996, the Company was granted by Care the exclusive license for the Care software systems for use in the worker's compensation claims administration markets in Canada, Mexico and Central and South America (the "Care Software License"). In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's common stock at $2.00 per share to value the license at $5,000,000 at March 31, 1996. The license agreement was revised on March 14, 1997 to provide for the engagement of Care as the Company's exclusive sales agent for a monthly fee of $10,000 against commissions of 20%.

Item 2. Properties
------  ----------

     The Company's headquarters is located in Fair Lawn, New Jersey where it occupies approximately 36,000 square feet under a lease which expires at May 31, 2000 at a current annual rental expense of approximately $400,000. This facility is currently fully utilized by the Company.

     The Company believes that its headquarters is well maintained and adequate to meet its needs in the foreseeable future.

Item 3. Legal Proceedings
------  -----------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 1998.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
------  ---------------------------------------------------------------------

     Since May 23, 1996, the Company's common stock has been traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market, initially under the symbol "WISI". As of July 1, 1996, the symbol for the Company's common stock on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market was changed to "COVR." As of August 2, 1996, the Company's common stock has also been listed on the Philadelphia Stock Exchange under the symbol "CVA."

     The quotations below reflect the high and low closing sales prices for the Company's common stock since January 1, 1997.


1998:                                                  High             Low
                                                       ----             ---
1st Quarter                                           $4.625           $3.125
2nd Quarter                                            4.000            2.500
3rd Quarter                                            3.250            1.250
4th Quarter                                            2.500            0.938

1997:
1st Quarter                                           $2.375           $1.000
2nd Quarter                                            2.000            1.125
3rd Quarter                                            2.875            1.438
4th Quarter                                            4.875            2.625


     As of March 30, 1999, there were 658 holders of record of the Company's common stock. This number does not include beneficial owners who may hold their shares in street name. The closing sale price for the Company's common stock on March 29, 1999 was $2.69, as reported by the Nasdaq SmallCap Market.

     The Company has not paid any dividend on its common stock and does not anticipate paying any dividends in the foreseeable future. In addition, the purchase agreement governing the Debentures currently prohibits the payment of dividends without the prior written consent of Tandem, the purchaser of the Debentures.

     In March 1996, as part of the Restructuring, the Company transferred certain assets, employees, contracts and leased premises relating to its ISD business to a subsidiary of The Robert Plan Corporation, which replaced the Company as the provider of insurance services to the ISD customers. In exchange for settling the lawsuits, releasing the Company's contractual obligations to provide insurance services and executing mutual releases, the Company issued to certain of the ISD customers and certain parties to the litigation: (a) a total of 3,256,201 shares of the Company's common stock, (b) five-year warrants (the "Restructuring Warrants") to purchase up to an additional 1,553,125 shares of the Company's common stock at $2.00 per share, and (c) cash of $2.5 million.

     As part of the Restructuring, the Company had the option, exercisable for a period of six months (from March 1, 1996), to (i) purchase 50% of the 3,256,201 shares for a certain calculated cash price and (ii) acquire 50% of the 1,553,125 Restructuring Warrants at a cash price equal to $1.00 per warrant. On March 31, 1996, the Company assigned this repurchase option to SIL, which SIL subsequently exercised.

     Also in March 1996, the Company entered into a series of transactions with SIL and Care Corporation Limited whereby the Company: (A) sold to SIL for total proceeds of $3,022,391: (i) 1,412,758 shares of the Company's common stock for $2.00 per share, and (ii) five-year warrants (the "SIL Warrants") to purchase an aggregate of 196,875 shares of the Company's common stock, exercisable at $2.00 per share, for $1.00 per SIL Warrant ($196,875), and (B) assigned to SIL the rights it retained in the Restructuring to repurchase within six months shares of the Company's common stock and its rights to purchase from the warrantholders Restructuring Warrants to acquire 776,562 shares of the Company's common stock, which was subsequently exercised by SIL. SIL exercised these warrants in May 1996, and the Company received approximately $1.6 million in proceeds from this exercise. These proceeds were used for general corporate purposes.

     On March 31, 1996, the Company was granted by Care the exclusive license for the Care software systems for use in the worker's compensation claims administration markets in Canada, Mexico and Central and South America (the "Care Software License"). In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's common stock at $2.00 per share to value the license at $5,000,000 at March 31, 1996. The license agreement was revised on March 14, 1997 to provide for the engagement of Care as the Company's exclusive sales agent for a monthly fee of $10,000 against commissions of 20%.

     Each of the foregoing offerings were exempt from registration pursuant to
Section 4(2) of the Securities Act because the offers and sales were made to a limited number of investors in a private transaction.

     During the year ended December 31, 1998, the Company did not issue any securities which were not registered under the Securities Act of 1933.

Item 6.  Selected Financial Data
------   -----------------------

     The following selected financial data of the Company are derived from the consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.


                                             (Dollar amounts in thousands except per share data)
                                                          Years Ended December 31,
                                         ----------------------------------------------------------
                                              1998      1997        1996        1995        1994
                                         ----------  ----------  ----------  ----------  ----------
Statement of Operations Data:
Revenues: ..............................   $ 12,268   $  7,938    $  5,469    $  4,119    $  1,927
Income (loss) from continuing
   operations(1) .......................        548     (2,640)     (5,608)     (3,544)     (7,466)
Income (loss) from discontinued
   operations less applicable income
   taxes/(benefit) of $-0-, $-0-, $-0-,
   $-0- and ($924), respectively .......         --         --          --      (7,108)     (6,754)
Income (loss) on disposal of discontinued
   operations, no tax benefit provided .         --         --        (393)       (750)         --
Net income (loss) ......................        918     (2,640)     (6,001)    (11,402)    (14,220)
Income (loss) per share from continuing
   operations ..........................        .05       (.16)       (.38)       (.41)       (.84)
Net income (loss) per share ............        .05       (.16)       (.40)      (1.33)      (1.60)
Cash dividends per share ...............   $     --   $     --    $     --    $     --    $     --

Balance Sheet Data:
Working capital (deficiency) ...........   $  4,203   $  1,647    $ (1,293)   $ (8,717)   $  3,110
Total assets ...........................     11,425      8,484       8,243       8,369      18,795
Short-term debt ........................         --         --          --          --       2,000
Stockholders' equity (deficit) .........      5,217      2,847       4,911      (6,013)      5,376


(1) Includes a $1,165 ($.14 per share) and $3,373 ($.25 per share net of tax) special charge in 1995 and 1994, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations
        -------------

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

     These agreements have resulted in a net loss for 1996 of $392,872. The net loss for 1996 relates to loss adjustment expenses (mostly legal fees) pertaining to the discontinued operations.

Continuing Operations
---------------------

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997
-----------------------------------------------------------------------

     Total revenues were $12,268,000 for the year ended December 31, 1998 compared to $7,938,000 for the year ended December 31, 1997, an increase of 55%. License fees were $5,875,000 for the year ended December 31, 1998 compared to $3,940,000 in the same period in 1997 as a result of sales of TAS 2000 product modules. For the year ended December 31, 1998, maintenance revenues were $3,722,000 compared to $2,722,000 in the same period for the prior year due to an increased customer base. Professional services revenue contributed $2,671,000 for the year ended December 31, 1998 compared to $1,276,000 for the year 1997 as a result of additional TAS 2000 work.

     Cost of revenues increased to $6,462,000 for the year ended December 31, 1998 as compared to $5,426,000 for 1997 as a result of higher sales volume.

     Research and development expenses in 1998 were $1,186,000 compared to $-0-for the year ended December 31, 1997 as a result of development expenses for billing and statistics modules related to the TAS 2000 product line.

     Sales and marketing expenses increased to $2,024,000 in 1998 compared to $1,900,000 as of December 31, 1997 due to an increased marketing and sales effort to improve the market share of both of the Company's product lines.

     General and administrative expenses decreased to $1,905,000 in 1998 from $2,989,000 for the year ended December 31, 1997 due to the Company's continued efforts to reduce overhead costs.

     The TAS 2000 product line offers a complete policy and claims administrative system to property and casualty insurance companies. The newly developed billing module was released to two customers in June 1998. The TAS 2000 products are being marketed in both the domestic marketplace and in the United Kingdom.

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996
-----------------------------------------------------------------------

     Total revenues were $7,938,000 for the year ended December 31, 1997 compared to $5,469,000 for the year ended December 31, 1996, an increase of 45%. License fees were $3,940,000 for the year ended December 31, 1997 compared to $1,044,000 in the same period in 1996 due to the sale of additional contracts in 1997. For the year ended December 31, 1997, maintenance revenues were $2,722,000 compared to $2,252,000 in the same period of the prior year due to an increased customer base. Professional services revenue contributed $1,276,000 for the year ended December 31, 1997 compared to $2,172,000 for the year 1996. The decrease was due to approximately $1,000,000 less TAS 2000 fees for custom enhancements in 1997 compared to 1996. A new TAS 2000 contract was signed in the fourth quarter of 1997 and work on custom enhancements was started in December of 1997.

     Cost of revenues increased to $5,426,000 for the year ended December 31, 1997 as compared to $4,586,000 for 1996. Increases in capitalized software and license fees amortization accounted for the bulk of the increase.

     Research and development expenses in 1997 were $-0- compared to $1,846,000 for the year ended December 31, 1996 due to the Company's restructuring and the decision to focus the Company's development resources on selling TAS 2000 modules.

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

     COVER-ALL commenced marketing efforts in the United Kingdom. A contract for the TAS 2000 product was announced on March 25, 1998 with Cornhill Insurance PLC, a wholly-owned subsidiary of Allianz (one of the largest insurance companies in the world). This licensing and services agreement valued at $4,500,000 encompasses Cover-All's TAS 2000 modules including Policy Administration, Client Management, Agency Management, Billing Cash & Commissions, Statistical Reporting and Pyramid Services' Claims Administration.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1998, the Company had working capital of $4,203,000 compared to a working capital of $1,647,000 in 1997. The improvement in working capital was due primarily to the payments received on new contracts signed and the receipt of $1,000,000 as a result of the buyback of the Care Software License by Care.

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

     For the buy back of the Care Software License by Care, the Company received $500,000 on March 31, 1998 and a $4,500,000 non-interest bearing non-recourse (except as to collateral) note payable in semi-annual installments of $500,000 which, when discounted, results in a principal amount of the note of $3,893,054. Due to the related party nature of the Care Software License buy back agreement, the Company recorded the $1,143,000 difference between the carrying value of the Care Software License and the discounted $4,393,000 buy back agreement to capital in excess of par value at March 31, 1998. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share repurchase restriction on the 2,500,000 shares.

     The discounted note is collateralized by unencumbered Cover-All common stock owned by Care and Software Investments Limited (a party related to Care). The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance of the note. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on such date. Based on the market price of the Company's common stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receiving the second installment of $500,000 on September 30, 1998, the number of shares required as collateral was recalculated. An additional 2,000,000 shares were required as collateral bringing the total number of shares pledged to approximately 3,700,000.
The carrying value of the note at December 31, 1998 is $3,511,000, without accrued interest.

     On March 31, 1997, the Company sold $3,000,000 of 12 1/2% Convertible Debentures due March 2002 (the "Debentures") to an institutional investor. The Debentures were sold at face value, pay interest quarterly and are convertible, in whole or in part, into shares of common stock of the Company at $1.25 per share, subject to adjustment. The Debentures contain certain covenants which restrict the Company's ability to incur indebtedness, grant liens, pay dividends or other defined restricted payments and make investments and acquisitions. The Company cannot redeem the Debentures for two years (from March 31, 1997) and thereafter may only call the Debentures if the closing price of the Company's common stock for the twenty business days preceding the redemption date exceeds $1.50. The net proceeds from this financing were used for working capital purposes.

     At December 31, 1998, the Company had approximately $2,700,000, $10,000,000 and $8,000,000 of net operating tax loss carryforwards expiring in 2012, 2011 and 2010, respectively.

     The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs for the Company in 1999.

New Authoritative Accounting Pronouncements
-------------------------------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gains or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

     SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

     The Financial Accounting Standards Board ("FASB") has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

* APB Opinion No. 25 has been applied in practice to include in its definition of employees, outside members of the board or directors and independent contractors. The FASB's interpretation of APB Opinion No. 25 will limit the definition of an employee to individuals who meet the common law definition of an employee (which also is the basis for the distinction between employees and nonemployees in the current U.S. tax code). Outside members of the board of directors and independent contractors would be excluded from the scope of APB Opinion No. 25 unless they qualify as employees under common law. Accordingly, the cost of issuing stock options to board members and independent contractors not meeting the common law definition of an employee will have to be determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," and usually recorded as an expense in the period of the grant (the service period could be prospective, however, depending on the terms of the options).

* Options (or other equity instruments) of a parent company issued to employees of a subsidiary should be considered options, etc. issued by the employer corporation in the consolidated financial statements and accordingly, APB Opinion No. 25 should continue to be applied in such situations. This interpretation would apply to subsidiary companies only; it would not apply to equity method investees or joint ventures.

* If the terms of an option (originally accounted for as a fixed option) are modified during the option term to directly change the exercise price, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter (for example, within six months) to the same individual should be considered in substance a modified (variable) option.

* Additional interpretations will address how to measure compensation expense when a new measurement date is required.


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

     In the first area, the Company has installed a managerial and financial reporting system which is warranted to be Y2K ready by the vendor. The cost of this system was approximately $40,000.

Therefore, the Company believes that its financial applications currently are capable of functioning without substantial Year 2000 readiness problems. The Company has also completed an assessment of its non-information technology systems and does not believe it will incur significant costs remediating those systems for Y2K readiness.

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

     In the fourth area, the Y2K problem creates risk for the Company from unforeseen problems from third party suppliers, vendors and service providers. The Company is currently in the process of identifying those suppliers, vendors and service providers that are believed to be critical to the Company's business operations. The Company has identified several major vendors that are important to its operations. The Company has been verbally advised by, and continues to obtain written confirmation from, these vendors regarding its Y2K readiness. The Company does not have extensive electronic interaction with third parties. To the extent that the Company ascertains that its suppliers, vendor and/or service providers will be not Y2K ready, the Company expects to take remedial action such as procuring new suppliers, vendors or service providers whose systems are Y2K ready. There can be no assurance, however, that the Company will be successful in finding such alternative suppliers, vendors or service providers. Such failures of these third parties' computer systems could have a material impact on the Company's ability to conduct its business.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

     The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments.

     Interest Rate Risk. The Company's exposure to market rate risk for changes
     ------------------
in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in a major bank money market account. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

     Investments in this account carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

     Foreign Currency Risk. The Company earned revenues in the U.K.  The
     ---------------------
Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

     The Company's exposure to foreign exchange rate fluctuations arises from sales made to a U.K. customer. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 1998 was not material.

Item 8. Financial Statements and Supplementary Data
------  -------------------------------------------

     The financial statements and supplementary data listed in Item 14(a)(1) and
(2) are included in this report beginning on page 27.

Item 9. Changes in and Disagreements with Accountants on Accounting and
------  ---------------------------------------------------------------
        Financial Disclosure
        --------------------

     At a meeting held on August 4, 1997, the Board of Directors of the Company approved the engagement of Moore Stephens, P.C. as its independent auditors for the fiscal year ending December 31, 1997, to replace Ernst & Young LLP, who were dismissed as auditors of the Company effective August 4, 1997. The dismissal of Ernst & Young LLP was not the result of any disagreements or disputes between the Company and Ernst & Young LLP. The reports of Ernst & Young LLP on the Company's financial statements for the two fiscal years prior to such dismissal did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audit of the Company's financial statements for the year ended December 31, 1996, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

                                    PART III
                                    --------

     The information called for by Part III (Items 10, 11, 12 and 13) of this Report is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the election of directors at the 1999 Annual Meeting of Stockholders of the Company, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1998.


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ---------------------------------------------------------------

     (a)  The following are filed as a part of this report.
          ------------------------------------------------

     (1)  Financial Statements
          --------------------
                                                                          Page
                                                                          ----

          Report of Independent Auditors ................................... 27

          Report of Predecessor Independent Auditors ....................... 28

          Consolidated Balance Sheets - December 31, 1998 and 1997 ......... 29

          Consolidated Statements of Operations - Years ended
          December 31, 1998, 1997 and 1996 ................................. 31

          Consolidated Statements of Changes in Stockholders'
          Equity (Deficit) - Years ended December 31, 1998,
          1997 and 1996 .................................................... 32

          Consolidated Statements of Cash Flows - Years ended
          December 31, 1998, 1997 and 1996 ................................. 33

          Notes to Consolidated Financial Statements ....................... 35

   (2)  Financial Statement Schedule
        ----------------------------

          II - Valuation and qualifying accounts ........................... 52

          All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

     (3)  Exhibits
          --------

Exhibit No.                           Description
-----------                           -----------

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

10(o)(4) The 1995 Employee Stock Option Plan, as amended on April 29, 1997 by the stockholders of the Registrant [incorporated by reference to Exhibit 10(o)(4) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

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

10(x) Employment Agreement, dated as of April 1, 1996, between the Registrant and Raul F. Calvo [incorporated by reference to Exhibit 10(x) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on April 15, 1997].

10(y) General Release and Termination of Lease Agreement, dated as of December 4, 1996, between the Registrant and Somerset Realty Associates, L.L.C. [incorporated by reference to Exhibit 10(y) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on April 15, 1997].

10(z)(i) Convertible Note Purchase Agreement, dated as March 14, 1997, between the Registrant, Software Investments Limited, Atlantic Employers Insurance Company and

              Roger D. Bensen [incorporated by reference to Registrant's Current Report on Form 8-K (Commission File No. 0-13124) filed on March 24, 1997.

10(z)(ii)     Form of 12 1/2% Convertible Note issued by Registrant pursuant to the Convertible Note Purchase Agreement listed as Exhibit 10(z)(i) above [incorporated by reference to Exhibit 10(z)(ii) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on
              April 15, 1997].

10(aa)(i)     Debenture Purchase Agreement, dated as of March 31, 1997, between the Registrant and Sirrom Capital Corporation [incorporated by reference to Exhibit 10(aa)(i) to the Registrant's Form 10-K
              (Commission File No. 0-13124) filed on April 15, 1997].

10(aa)(ii)    12 1/2% Convertible Debenture Due March 31, 2002, issued by
              Registrant to Sirrom Capital Corporation [incorporated by reference to Exhibit 10(aa)(ii) to the Registrant's Form 10-K
              (Commission File No. 0-13124) filed on April 15, 1997].

10(aa)(iii)   Amendment to Stock Purchase Agreement, dated as of March 14, 1997, among the Registrant, Software Investments Limited and Care
              Corporation Limited [incorporated by reference to Exhibit
              10(aa)(iii) to the Registrant's Form 10-K (Commission File No.
              0-13124) filed on April 15, 1997].

10(aa)(iv)    Amendment to Exclusive Software License Agreement, dated as of
              March 14, 1997, among the Registrant, Care Corporation Limited and, for certain purposes, Cover-All Systems, Inc. [incorporated by reference to Exhibit 10(aa)(iv) to the Registrant's Form 10-K
              (Commission File No. 0-13124) filed on April 15, 1997].

10(bb)(i)     Exclusive Software License Repurchase Agreement, dated March 31,
              1998, by and among the Registrant, COVER-ALL Systems, Inc., Care
              Corporation Limited and Software Investments Limited [incorporated by reference to Exhibit 10(bb)(i) to the Registrant's Form 10-K
              (Commission File No. 0-13124) filed on March 31, 1998].

10(bb)(ii)    Secured Promissory Note, dated March 31, 1998, by and between the
              Registrant, as Holder, and Care Corporation Limited, as Payor
              [incorporated by reference to Exhibit 10(bb)(ii) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on
              March 31, 1998].

10(bb)(iii)   Pledge Agreement, dated March 31, 1998, by and between the
              Registrant, as Secured Party, and Care Corporation Limited, as
              Pledgor [incorporated by reference to Exhibit 10(bb)(iii) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on
              March 31, 1998].

10(bb)(iv)    Reseller Agreement, dated March 31, 1998, by and between Cover-All
              Systems, Inc. and Care Corporation Limited [incorporated by reference to Exhibit 10(bb)(iv) to the Registrant's Form 10-K
              (Commission File No. 0-13124) filed on March 31, 1998].

10(bb)(v)     Reseller Agreement, dated March 31, 1998, by and between Cover-all
              Systems, Inc. and Care Corporation Limited [incorporated by reference to Exhibit 10(bb)(v) to the Registrant's Form 10-K
              (Commission File No. 0-13124) filed on March 31, 1998].

10(cc)(i)     Employment Agreement, dated as of January 1, 1998, by and between the Registrant and Dalia Ophir [incorporated by reference to
              Exhibit 99.1 to the Registrant's Form 8-K (Commission File No.
              0-13124) filed on May 14, 1998].

10(cc)(ii)    Employment Agreement, dated as of March 1, 1998, by and between the Registrant and Peter C. Lynch [incorporated by reference to
              Exhibit 99.2 to the Registrant's Form 8-K (Commission File No.
              0-13124) filed on May 14, 1998].

10(cc)(iii)   Services Agreement, dated as of March 1, 1998, by and between the
              Registrant and Turnbury Associates [incorporated by reference to
              Exhibit 99.3 to the Registrant's Form 8-K (Commission File No.
              0-13124) filed on May 14, 1998].

*10(dd)(i)    Employment Agreement, dated as of March 1, 1999, by and between the Registrant and Peter C. Lynch.

*10(dd)(ii)   Employment Agreement, dated February 19, 1999, by and between the
              Registrant and John R. Nobel.

21            Subsidiaries of the Registrant [incorporated by reference to
              Exhibit 21 to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 11, 1996].

*23A          Consent of Ernst & Young LLP.

*23B          Consent of Moore Stephens, P.C.

*27           Financial Data Schedule.

 ------------------------------
*    Filed herewith


     (b)  Reports on Form 8-K
          -------------------

          The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1998.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Cover-All Technologies Inc.

     We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows of Cover-All Technologies Inc. and its subsidiaries for the year ended December 31, 1996. Our audit also included the financial statement schedule for the year ended
December 31, 1996 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Cover-All Technologies Inc. and its subsidiaries and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                  ERNST & YOUNG LLP

Hackensack, New Jersey
April 11, 1997

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors of Cover-All Technologies Inc.

     We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K for each of the two years ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. and its subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein for the years ended December 31, 1998 and 1997.



                                                 MOORE STEPHENS, P. C.
                                                 Certified Public Accountants.

Cranford, New Jersey
February 18, 1999,
  except for Note 8,
  for which the date is
  March 30, 1999

                  COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                 December 31,
                                                        ----------------------------
                                                            1998           1997
                                                        ------------    ------------
Assets:
Current Assets:
   Cash and Cash Equivalents ........................   $  2,286,610    $  2,908,167
   Accounts Receivable (Less Allowance
      for Doubtful Accounts of $476,000 and $185,610)      3,493,192       1,234,706
   Note Receivable -- Related Party .................        947,413              --
   Deferred Tax Asset ...............................        400,000              --
   Prepaid Expenses .................................        231,442         140,783
   Accrued Interest -- Related Party Receivable .....         52,587              --
                                                        ------------    ------------
   Total Current Assets .............................      7,411,244       4,283,656
                                                        ------------    ------------

Property and Equipment -- At Cost:
   Furniture, Fixtures and Equipment ................      2,760,070       2,625,678
   Less:  Accumulated Depreciation ..................     (2,557,313)     (2,397,704)
                                                        ------------    ------------

  Property and Equipment -- Net .....................        202,757         227,974
                                                        ------------    ------------

Note Receivable -- Related Party
   (Net of Unearned Interest of $436,853) ...........      2,563,147              --
                                                        ------------    ------------

Software License Held for Sale at December 31, 1997 .
   (Less Accumulated Amortization of $1,750,000) ....             --       3,250,000
                                                        ------------    ------------

Capitalized Software (Less Accumulated
   Amortization of $2,605,581 and $1,820,857) .......      1,187,378         663,057
                                                        ------------    ------------

Other Assets ........................................         60,910          59,335
                                                        ------------    ------------
   Total Assets .....................................   $ 11,425,436    $  8,484,022
                                                        ============    ============



                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

                         COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS


                                                                         December 31,
                                                                ----------------------------
                                                                    1998             1997
                                                                ------------    ------------
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable .........................................   $    896,417    $    571,309
   Accrued Liabilities ......................................      1,447,025       1,618,676
   Unearned Revenue .........................................        865,094         447,133
                                                                ------------    ------------
   Total Current Liabilities ................................      3,208,536       2,637,118
                                                                ------------    ------------
Convertible Debentures ......................................      3,000,000       3,000,000
                                                                ------------    ------------
   Total Liabilities ........................................      6,208,536       5,637,118
                                                                ------------    ------------

Commitments and Contingencies ...............................             --              --

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 30,000,000 Shares
      Issued 16,983,672 and 16,791,122 Shares, 1998 and 1997,
      Respectively ..........................................        169,837         167,911

Capital In Excess of Par Value ..............................     26,723,397      25,273,031

Accumulated Deficit .........................................    (21,676,334)    (22,594,038)
                                                                ------------    ------------
Total Stockholders' Equity ..................................      5,216,900       2,846,904
                                                                ------------    ------------
Total Liabilities and Stockholders' Equity ..................   $ 11,425,436    $  8,484,022
                                                                ============    ============



                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

                  COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Years ended December 31,
                                               --------------------------------------------
                                                   1998            1997            1996
                                               ------------    ------------    ------------
Revenues:
   Licenses ................................   $  5,875,369    $  3,940,000    $  1,044,460
   Maintenance .............................      3,721,993       2,722,000       2,252,378
   Professional Services ...................      2,670,720       1,275,573       2,171,834
                                               ------------    ------------    ------------
   Total Revenues ..........................     12,268,082       7,937,573       5,468,672
                                               ------------    ------------    ------------

Costs and Expenses:
   Cost of Revenues ........................      6,461,609       5,426,000       4,585,727
   Research and Development ................      1,186,164              --       1,846,410
   Sales and Marketing .....................      2,024,186       1,900,000       1,124,884
   General and Administrative ..............      1,904,783       2,988,919       3,627,351
                                               ------------    ------------    ------------
   Total Costs and Expenses ................     11,576,742      10,314,919      11,184,372
                                               ------------    ------------    ------------

   Operating Income (Loss) .................        691,340      (2,377,346)     (5,715,700)
                                               ------------    ------------    ------------

Interest Expense (Income):
   Interest Expense ........................        377,924         300,593           1,924
   Interest Income - Related Party (Imputed)       (117,506)             --              --
   Interest Income .........................       (116,782)        (37,569)       (109,302)
                                               ------------    ------------    ------------

   Interest Expense (Income) ...............        143,636         263,024        (107,378)
                                               ------------    ------------    ------------

   Income (Loss) from Continuing
       Operations ..........................        547,704      (2,640,370)     (5,608,322)

Loss on Disposal of Discontinued
   Operations, Without Tax Benefit .........             --              --        (392,872)
                                               ------------    ------------    ------------

   Income (Loss) Before Income Tax Benefit .        547,704      (2,640,370)     (6,001,194)

Income Tax Benefit .........................        370,000              --              --
                                               ------------    ------------    ------------
Net Income (Loss) ..........................   $    917,704    $ (2,640,370)   $ (6,001,194)
                                               ============    ============    ============

Basic and Diluted Earnings (Loss) Per
   Common Share from Continuing
   Operations ..............................   $       0.05    $      (0.16)   $      (0.38)
                                               ============    ============    ============

Basic and Diluted Earnings (Loss) Per
   Common Share ............................   $       0.05    $      (0.16)   $      (0.40)
                                               ============    ============    ============

Weighted Average Number of Common
   Shares Outstanding for Basic
   Earnings (Loss) Per Common
   Share (Note 14) .........................     16,940,000      16,731,000      14,866,000
                                               ============    ============    ============



                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

                  COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    Retained                              Total
                                                                  Capital in        Earnings                           Stockholders'
                                                                 Excess of Par    (Accumulated        Treasury           Equity
                                               Common Stock         Value            Deficit)           Stock           (Deficit)
                                               -------------------------------------------------------------------------------------
Balance at December 31, 1995 .............     $     91,949      $ 10,414,253      $(13,952,474)     $ (2,567,207)     $ (6,013,479)
   Sale of 125,187 Shares of
     Common Stock under Stock
     Option Plans ........................            1,252           370,562                --                --           371,814
   Issuance of 3,256,201 Shares
     of Common Stock under
     the Restructuring
     Agreement ...........................           32,562         6,479,840                --                --         6,512,402
   Issuance of Five-year Warrants
     to Purchase up to an
     Aggregate of 1,725,694
     Shares of Common Stock
     under the Restructuring
     Agreement ...........................               --           465,938                --                --           465,938
   Sale of 1,412,758 Shares of
     Common Stock to Software
     Investments Limited
     ("SIL") .............................           14,128         2,811,388                --                --         2,825,516
   Sale of Five Year Warrants to
     Purchase an Aggregate of
     196,875 Shares of Common
     Stock to SIL ........................               --           196,875                --                --           196,875
   Issuance of 2,500,000 Shares
     of Common Stock to Care
     Corporation Limited .................           25,000         4,975,000                --                --         5,000,000
   Exercise of Five-year Warrants
     to Purchase 862,847 Shares
     of Common Stock .....................            8,628         1,544,496                --                --         1,553,124
   Net Loss ..............................               --                --        (6,001,194)               --        (6,001,194)
                                               ------------      ------------      ------------      ------------      ------------
Balance at December 31, 1996 .............          173,519        27,258,352       (19,953,668)       (2,567,207)        4,910,996
   Exercise of 73,225
     Stock Options .......................              732           140,233                --                --           140,965
   Retirement of 633,986 Shares
     of Treasury Stock ...................           (6,340)       (2,560,867)               --         2,567,207                --
   Compensation Expense for
     Stock Options Issued Below
     Fair Value ..........................               --           435,313                --                --           435,313
   Net Loss ..............................               --                --        (2,640,370)               --        (2,640,370)
                                               ------------      ------------      ------------      ------------      ------------
Balance at December 31, 1997 .............          167,911        25,273,031       (22,594,038)               --         2,846,904
   Exercise of 192,550 Stock
     Options .............................            1,926           307,312                --                --           309,238
   Buy Back of Software License
     by Related Party (Note 8) ...........               --         1,143,054                --                --         1,143,054
   Net Income ............................               --                --           917,704                --           917,704
                                               ------------      ------------      ------------      ------------      ------------
Balance at December 31, 1998 .............     $    169,837      $ 26,723,397      $(21,676,334)     $         --      $  5,216,900
                                               ============      ============      ============      ============      ============


                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

                  COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Years ended December 31, 1997
                                                                           ---------------------------------------------------

                                                                               1998                1997                1996
                                                                            -----------         -----------         -----------
Cash Flows from Operating Activities:
     Income (Loss) from Continuing Operations ..........................   $   917,704         $(2,640,370)        $(5,608,322)
     Adjustments to Reconcile Net Loss to Net Cash
         Provided from (Used for) Operating Activities:
         Depreciation ..................................................       159,609             182,374             341,798
         Amortization of Capitalized Software and
             Software License ..........................................       784,724           1,814,893           2,101,576
         Provision for Uncollectible Accounts ..........................       425,246             172,190              43,870
         Noncash Compensation Expense on Granting of
             Stock Options .............................................            --             435,313                  --
         Imputed Interest Income .......................................      (117,506)                 --                  --
         Deferred Tax Asset ............................................      (400,000)                 --                  --

     Changes in Assets and Liabilities:
         (Increase) Decrease in:
         Accounts Receivable ...........................................    (2,683,732)            178,502             134,622
         Income Taxes Receivable .......................................            --                  --           2,300,000
         Deferred Income Taxes .........................................            --                  --             (20,000)
         Prepaid Expenses ..............................................       (90,659)           (133,622)             (1,806)
         Accrued Interest -- Related Party Note Receivable .............       (52,587)                 --                  --
         Other Assets ..................................................        (1,575)              6,846             420,545
     Increase (Decrease) in:
         Accounts Payable ..............................................       325,108             116,429            (418,888)
         Accrued Liabilities ...........................................      (171,651)            (77,228)         (2,449,304)
         Unearned Revenue ..............................................       417,961            (734,442)            546,011
                                                                           -----------         -----------         -----------
   Net Cash (Used For) Continuing
         Operation Activities -- Forward ...............................      (487,358)           (679,115)         (2,609,898)
                                                                           -----------         -----------         -----------

   Loss on Disposal of Discontinued Operations .........................            --                  --            (392,872)
   Decrease (Increase) in Net Assets of Discontinued
      Operations .......................................................            --                  --          (1,670,028)
                                                                           -----------         -----------         -----------
     Net Cash Used For Discontinued
         Activities -- Forward .........................................            --                  --          (2,062,900)
                                                                           -----------         -----------         -----------

Cash Flows from Investing Activities:
     Repayment of Note Receivable -- Related Party .....................     1,000,000                  --                  --
     Proceeds from Sale of Equipment ...................................            --               3,640                  --
     Capital Expenditures ..............................................      (134,392)             (3,995)            (85,860)
     Capitalized Software Expenditures .................................    (1,309,045)                 --          (1,318,744)
                                                                           -----------         -----------         -----------
   Net Cash (Used for) Investing Activities--
      Forward ..........................................................   $  (443,437)        $      (355)        $(1,404,604)


                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

                 COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Years ended December 31, 1997
                                                                             ---------------------------------------------------
                                                                                1998                1997                1996
                                                                             -----------         -----------         -----------
     Net Cash (Used For) Continuing Operating
         Activities-- Forward ..........................................     $  (487,358)        $  (679,115)        $(2,609,898)
                                                                             -----------         -----------         -----------

     Net Cash Used For Discontinued Activities--
         Forward .......................................................              --                  --          (2,062,900)
                                                                             -----------         -----------         -----------
     Net Cash (Used For) Investing Activities--
         Forward .......................................................        (443,437)               (355)         (1,404,604)
                                                                             -----------         -----------         -----------

Cash Flows from Financing Activities:
     Proceeds from Bridge Financing ....................................              --             750,000                  --
     Payments on Bridge Financing ......................................              --            (750,000)                 --
     Proceeds from Convertible Debentures ..............................              --           3,000,000                  --
     Net Proceeds from Issuance of Common Stock ........................              --                  --           4,947,329
     Proceeds from Exercise of Stock Options ...........................         309,238             140,965                  --
                                                                             -----------         -----------         -----------

     Net Cash Provided from (Used For) Financing Activities ............         309,238           3,140,965           4,947,329
                                                                             -----------         -----------         -----------
Change in Cash and Cash Equivalents ....................................        (621,557)          2,461,495          (1,130,073)
Cash and Cash Equivalents -- Beginning of Years ........................       2,908,167             446,672           1,576,745
                                                                             -----------         -----------         -----------

   Cash and Cash Equivalents -- End of Years ...........................     $ 2,286,610         $ 2,908,167         $   446,672
                                                                             ===========         ===========         ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest .........................................................     $   377,924         $   206,843         $     1,924
      Income Taxes (Received) ..........................................     $        --         $        --         $(2,375,000)



Supplemental Disclosures of Noncash Investing and Financing Activities:

     Financing:
     ---------

     In 1996, the Company in connection with the discontinuance of ISD issued common stock and warrants for $6,978,340 as a result of the restructuring agreement (See Note 2).

     In 1997, the Company retired 633,986 shares of its common stock previously held in the treasury.

     In 1998, the Company negotiated a buyback by Care of the Care Software License for $500,000 and a $4,500,000 non-interest bearing note which, when discounted, results in a principal amount of the note of $3,893,054. The difference between the carrying value of the Care Software License at the time of the transaction ($3,250,000) and the present value of the note and the cash received ($4,393,054) was charged to additional paid in capital (See Note 8).

    Investing:
    ---------

     In 1996, the Company acquired a software license valued at $5,000,000 from Care by issuing 2,500,000 shares of its common stock, crediting common stock for $25,000 and capital in excess of par value for $4,975,000 (See Note 8).


                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[1]  Summary of Significant Accounting Policies

Description of Business -- COVER-ALL Technologies Inc. (formerly Warner Insurance Services, Inc.), through its wholly-owned subsidiary, COVER-ALL Systems, Inc. ("COVER-ALL"), licenses and maintains its software products to the property/casualty insurance industry throughout the United States, Puerto Rico and the United Kingdom. COVER-ALL also provides professional consulting services to its customers interested in customizing their software.

Principles of Consolidation -- The consolidated financial statements are prepared on the basis of generally accepted accounting principles and include the accounts of Cover-All Technologies Inc. and its wholly-owned subsidiary (the "Company"). All material intercompany balances and transactions have been eliminated.

Use of Estimates -- Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition -- Revenue from the sale of software licenses is predominantly from standardized software and is recognized when modules are delivered and accepted by the customer, the fee is fixed and determinable, and collectibility is probable. Revenue from software maintenance contracts is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

Cash and Cash Equivalents -- The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

The Company has $915,000 of reverse repurchase agreements at December 31, 1998, with First Union National Bank. The Company requires that reverse repurchase agreements be collateralized by at least an equal amount of U.S. Treasury securities or U.S. Government agency securities. These agreements are usually placed on an overnight basis.

Risk Concentrations -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The amount of cash at risk at December 31, 1998, was approximately $1,115,600. The Company generally does not require collateral for its financial instruments.

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

The Company has exposure to foreign currency exchange rate fluctuations arising from sales made to a U.K. customer. The Company has approximately $150,000 subject to such risk at December 31, 1998.

Impairment -- Long-lived assets of the Company are reviewed at least annually as to whether their carrying value has become impaired pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No 121 requires long-lived assets, if impaired, to be remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1]  Summary of Significant Accounting Policies (Continued)

Property and Equipment -- Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets. Depreciation expense in 1998, 1997 and 1996 was $159,609, $182,374 and $341,798,
respectively.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported as income or expense.

Capitalized Software and Related License -- During 1998, qualifying software development costs of $1,309,045 were capitalized and are amortized over a three-year period at the greater of the ratio that current gross revenues for product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product. There were no software development costs capitalized during 1997. During the fourth quarter of 1996, the Company wrote off approximately $500,000 of unamortized software development costs representing certain modules of the TAS 2000 product line not expected to be completed in the near future due to reprioritizing of marketing and development efforts. This write off is reflected in cost of revenues in 1996.

As more fully described in Note 8, in March of 1996, the Company acquired a software license (the "Care Software License") by issuing 2,500,000 shares of its common stock and began amortizing such license over a five-year period. In the fourth quarter of 1997, the Company made a strategic decision to allocate its future resources to its TAS and Classic product lines rather than the product line obtained via the Care Software License. In this regard, on March 31, 1998, the Company negotiated the sale of the Care Software License back to the original seller of the license. The Company also acquired the worldwide reseller rights (excluding Australia, New Zealand and the United States) to the Care software.

Advertising Expense -- It is the Company's policy to expense advertising costs as incurred. Advertising expense in 1998, 1997 and 1996 was $168,209, $56,361 and $128,803, respectively.

Research and Development -- Research and development costs are charged to operations when incurred. The amounts charged in 1998, 1997 and 1996, $1,186,164, $-0- and $1,846,410, were expensed for these software products, respectively.

Income Taxes -- Pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," income tax expense (or benefit) for the year is the sum of deferred tax expense (or benefit) and income taxes currently payable (or refundable). Deferred tax expense (or benefit) is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income (Loss) Per Share -- The Financial Accounting Standards Board has issued SFAS No. 128, Earnings per Share, which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the years ended December 31, 1998 and 1997, have been calculated in accordance with SFAS No. 128. Prior period loss per share data have been recalculated and it was determined that no adjustment was necessary.

SFAS No. 128 supersedes Accounting Principles Board Opinion ("APB") No. 15, Earnings per Share, and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1]  Summary of Significant Accounting Policies (Continued)

outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company's options and warrants were not included in the computation of loss per share for 1997 and 1996 because to do so would have been antidilutive for these years, however, some of the Company's options and warrants did dilute basic earnings per share in 1998 (see Note 14).

The dilutive effect of convertible debt is reflected in dilutive earnings per share by the application of the if-converted method. The convertible debt did not have a dilutive effect in 1998 because the amount of interest (net of tax) on a per share basis exceeds basic earnings per share. The Company's convertible debt does not affect the loss per share calculation for 1997 and 1996 because it would be antidilutive for these years (see Note 14). The convertible debt could potentially dilute basic earnings per share in the future.

Stock-Based Compensation -- The Company follows Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" ("APB No. 25") with regard to the accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 123 to employee stock-based compensation.

[2]  Discontinued Operations

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

As part of the restructuring transactions (the "Restructuring"), the Company transferred certain assets, employees, contracts and leased premises relating to its ISD business to a subsidiary of The Robert Plan Corporation, which has replaced the Company as the provider of insurance services to the ISD customers. In exchange for settling the lawsuits, releasing the Company's obligations to provide insurance services under its contracts and executing the mutual releases, the Company issued to certain of the ISD customers and certain parties to the litigation: (a) a total of 3,256,201 shares of the Company's common stock, (b) five-year warrants to purchase up to an additional aggregate of 1,553,125 shares of the Company's common stock at $2.00 per share and (c) cash of $2.5 million. The holders of these securities can request the Company to register these securities with such registration costs to be paid by the Company. The Company had the option, exercisable for a period of six months (from March 1, 1996), to (i) purchase 50% of the aforementioned 3,256,201 shares at a cash price equal to the greater of $3.00 or 50% of the then market price of a share of the Company's common stock and (ii) acquire 50% of the 1,553,125 warrants at a cash price equal to $1.00 per warrant. On March 31, 1996, the Company assigned its aforementioned repurchase option applicable to the Company's common stock and warrants to Software Investment Limited ("SIL"), which SIL subsequently exercised, as discussed in Note 8. As a result of the issuance of shares described in Note 8,

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[2]  Discontinued Operations (Continued)

the antidilution provisions of the warrants required an adjustment of shares to 1,725,694 from 1,553,125 and a price adjustment to $1.80 from $2.00 per share.

The discontinuance of ISD resulted in a loss on disposal of discontinued operations of $392,872 in 1996.

[3]  Litigation

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

On February 2, 1995, Sol M. Seltzer commenced an action in the Supreme Court of New York against Harvey Krieger, the then Chairman of the Board and former President of the Company, and each of the other then members of the Board of Directors. The plaintiff, Sol M. Seltzer, who purported to sue derivatively on behalf of the Company and COVER-ALL, sought among other things, compensatory damages in an amount to be determined at trial and punitive damages in an aggregate amount of $12 million. Sol M. Seltzer was a vice president of the Company and a director of COVER-ALL until he resigned from such positions in late 1994. The plaintiff alleged, among other things, breach of fiduciary duty, waste and mismanagement, as well as alleged wrongful acts by the Board and the former President, including among other things, self-dealing and misuse of corporate funds by the former President. The Company, and the other defendants, contested Mr. Seltzer's claims and on July 23, 1996 won a motion to dismiss the case. Mr. Seltzer filed a Notice of Appeal; however, the Notice of Appeal initially was rejected for defects of form. Subsequently, Mr. Seltzer was granted leave to file a corrected Notice of Appeal and did so on or about November 26, 1996. However, Mr. Seltzer's time to "perfect" his appeal ran out on or about August 26, 1997. Accordingly, the appeal is dismissible for failure to prosecute and the Company considers this matter resolved.

On February 6, 1995, the Company commenced an action in the Superior Court of New Jersey against Sol M. Seltzer, a former vice president of the Company and a director of COVER-ALL, alleging fraud, mismanagement, negligence, misrepresentation and breach of fiduciary duty with respect to the development and implementation of COVER-ALL's TAS 2000 software product. The Company claimed compensatory and punitive damages in an amount to be determined at trial. The case was largely inactive pending the motion to dismiss Seltzer's New York action. After the dismissal of the New York case brought by Seltzer, the Company voluntarily dismissed the New Jersey case without prejudice.

The Company is not currently named as a defendant in any lawsuit.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[4]  Commitments, Contingencies and Related Party Transactions

Operating Leases -- The Company leases approximately 36,000 square feet of office space under a lease which expires in 2000. The lease includes escalation clauses for increased real estate taxes, insurance and maintenance expenses. The lease provides for a renewal period of five years.

Rent expense for COVER-ALL's office space was $296,014, $311,240 and $334,170 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company's future minimum rental commitments under its noncancellable operating lease in effect at December 31, 1998 follows: years ending December 31, 1999 -- $400,000; 2000 -- $170,000; thereafter -- none.

Employment Contracts -- The Company has employment contracts with certain of its executives with various dates of expiration through the year ending December 31, 1998. Certain of the contracts are automatically renewable from year to year. The aggregate annual commitment for future salaries at December 31, 1998 was approximately $690,000.

Related Party Transactions -- A director of the Company in 1996 and for part of 1997 is a partner in a law firm with which the Company incurred legal expenses of approximately $290,000 and $600,000, in 1997 and 1996, respectively. An attorney associated with the Chairman provides legal services to the Company. The Company incurred approximately $84,000 and $82,000 in legal costs with this attorney during 1998 and 1997, respectively.

In 1998, the Company renewed its agreement with the consulting firm discussed in the following paragraph pursuant to which the Company will pay the consulting firm for the services of the Chairman and Chief Executive Officer $12,500 per month, plus expenses and a bonus payment of $50,000.

In 1997, the Company entered into (i) an agreement with a consulting firm, in which the Chairman is a managing partner, to engage the Chairman and Chief Executive Officer of the Company, pursuant to which, the Company will pay the consulting firm $12,500 per month, plus expenses, five-year options to purchase 400,000 shares of Common Stock, exercisable at $1.25 per share and a bonus payment of $100,000, (ii) an agreement to engage a director of the Company as Chief Financial Officer of the Company on an interim basis by granting him five-year options to purchase 195,000 shares of Common Stock, exercisable at $2.00 per share, representing 30,000 shares for each month during which he was engaged to act as Chief Financial Officer through the end of his contract term of September 30, 1997, and paid him $37,500 through the end of the fiscal year for continuation of his services as interim Chief Financial Officer, and (iii) a consulting agreement with a director of the Company, with a term engagement through January 15, 1998, and providing compensation consisting of a five-year option to purchase 25,000 shares of Common Stock, exercisable at $1.25 per share, with respect to each month during which he performs consulting services and an additional 250,000 shares of Common Stock, exercisable at $1.25 per share, as a result of the Company achieving certain sales goals in the 1997 fiscal year.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[5]  Income Taxes

An analysis of the components of the income tax provision (benefit) is as follows:

                                               Years ended December 31,
                                         -----------------------------------
                                            1998         1997         1996
                                         ---------     --------      -------
Current:
   Federal ............................  $ 545,400      $    --      $     --
   State ..............................     91,000           --            --
   Utilization of Net
    Operating Loss Carryforward .......   (606,400)          --            --
                                         ---------      -------      --------
   Totals                                   30,000           --            --
                                         ---------      -------      --------

Deferred:
   Federal ...........................    (340,000)          --            --
   State .............................     (60,000)          --            --
                                         ---------      -------      --------

   Totals ............................    (400,000)          --            --
                                         ---------      -------      --------

   Net (Benefit) .....................   $ 370,000      $    --      $     --
        -------                          =========      =======      ========

The income tax provision (benefit) for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                              Years ended December 31,
                                                    ----------------------------------------

                                                       1998           1997           1996
                                                   -----------    -----------    -----------

Computed Federal Statutory Tax (Benefit) ......... $   186,000    $  (900,000)   $(1,781,000)
Valuation Allowance to Reduce Deferred Tax Asset            --        900,000      1,781,000
Related Party Gain Charged to Paid-In-Capital ....     388,638             --             --
Alternative Minimum Tax Liability ................      30,000             --             --
Utilization of Net Operating Loss Carryforward ...    (574,638)            --             --
Reduction in Deferred Tax Valuation Allowance.....    (400,000)            --             --
                                                   -----------    -----------    -----------

   Actual Provision (Benefit) .................... $  (370,000)   $        --    $        --
   --------------------------                      ===========    ===========    ===========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


[5]  Income Taxes (continued)

The components of the net deferred tax asset and liability were as follows:

                                                                                    Years ended December 31,
                                                                     ---------------------------------------------------------
                                                                        1998                   1997                   1996
                                                                     -----------            -----------            -----------

Deferred Tax Assets -- Current:
   Net Operating Loss Carryforward ............................      $   154,000            $        --            $        --
   Accounts Receivable Allowance ..............................          157,000                 74,000                 18,000
   Reserve for Loss on Disposal ...............................          108,000                185,000                414,000
   Vacation Accrual ...........................................           21,000                 13,000                 36,000
   Related Party Gain .........................................          (40,000)                    --                     --
   Valuation Allowance ........................................               --               (272,000)              (468,000)
                                                                     -----------            -----------            -----------

   Current Deferred Tax Asset .................................      $   400,000            $        --            $        --
   --------------------------                                        ===========            ===========            ===========

Deferred Tax Asset (Liability) -- Long-Term:
   Net Operating Loss Carryforward ............................      $ 8,000,000            $ 9,000,000            $ 8,421,000
   Stock Options ..............................................          128,000                174,000                     --
   Capitalized Software .......................................         (475,000)              (265,000)              (590,000)
   Depreciation and Amortization ..............................           81,000                 91,000                200,000
   Related Party Gain .........................................         (156,000)                    --                     --
   Valuation Allowance
                                                                      (7,578,000)            (9,000,000)            (8,031,000)
                                                                     -----------            -----------            -----------

   Long-Term Deferred Tax Liability ...........................      $        --            $        --            $        --
   --------------------------------                                  ===========            ===========            ===========



The net change (decrease) during 1998 in the total valuation allowance is $1,694,000.

At December 31, 1998, the Company had approximately $2,700,000, $10,000,000 and $8,000,000 of operating tax loss carryforwards expiring in 2012, 2011, and 2010, respectively. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock issued relative to the Restructuring and other stock which may be issued related to the Debentures (see Note 10) the Company may experience an ownership change and consequently the Company's utilization of its net operating loss carryforwards could be significantly limited.

[6]  Stock Option and Stock Purchase Plans

In March 1995, the Company adopted the 1995 Employee Stock Option Plan, which was amended in April, 1997. Options for the purchase of up to 2,000,000 shares may be granted by the Board of Directors to employees of the Company at an exercise price determined by the Board of Directors on the date of grant. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years. At December 31, 1998, 1997 and 1996, 201,775, 341,775 and 210,175 shares, respectively, were available for grant.

On November 15, 1994 the Company adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to directors of the Company who are not employees ("non-employee director"). Each non-employee director who is serving on "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of Common Stock at the fair market value of Common Stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[6]  Stock Option and Stock Purchase Plan (Continued)

5 years after the date of grant. At December 31, 1998, 1997 and 1996, 240,000, 240,000 and 240,000 shares, respectively, were available for grant.

In October 1994, the Company adopted the 1994 Non-Qualified Stock Option Plan for Consultants. Options for the purchase of up to 200,000 shares may be granted by the Board of Directors to any individual who has entered into a written consulting contract with the Company. The non-qualified stock options will have up to a 5 year term from date of grant and will be exercisable at a price and time as determined by the Board of Directors on the date of grant. At December 31, 1998, 1997 and 1996, 105,000, 105,000 and 105,000 shares, respectively, were available for grant.

In June 1991, the Company adopted the Key Employee Stock Option Plan (the "KESO Plan"). Options for the purchase of up to 721,875 shares may be granted by the Board of Directors to key employees of the Company at an exercise price determined by the type of option granted. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years from the date of grant. The Plan was canceled in April 1997. At December 31, 1997 and 1996, -0-, and 279,938 shares, respectively, were available for grant.

A summary of the changes in outstanding Common Stock options for all outstanding plans is as follows:

                                                                   Weighted-Average
                                                                      Remaining          Weighted-Average
                                    Shares         Per Share       Contractual Life       Exercise Price
                                 ------------  ----------------  --------------------  --------------------

Balance, December 31, 1995......      689,967     1.13 - 10.00        2.3 years                 $2.66

   Granted......................      337,250     2.00 -  5.25        2.9 years                  3.20
   Exercised....................     (125,187)    1.75 -  3.53                                   2.97
   Canceled.....................     (233,205)    1.75 - 10.00                                   3.75

Balance, December 31, 1996......      668,825     1.13 -  5.25        2.6 years                 $2.49

   Granted......................    1,410,000     1.25 -  3.81        3.9 years                  1.48
   Exercised....................      (73,225)    1.75 -  2.00                                   1.93
   Canceled.....................     (186,600)    1.38 -  5.25                                   2.08

Balance, December 31, 1997......    1,819,000     1.13 -  5.00        3.4 years                 $1.70

   Granted......................      315,000     2.50 -  4.00        1.4 years                  3.27
   Exercised....................     (192,550)    1.25 -  2.25                                   1.61
   Canceled.....................     (175,000)    4.00 -  5.00                                   4.14
   Expired......................     (189,950)    1.13 -  2.00                                   1.54

Balance, December 31, 1998......    1,576,500     1.13 -  5.00        2.8 years                 $1.77

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[6]  Stock Option and Stock Purchase Plan (Continued)

The options granted during 1998 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:


                                                                     Weighted-      Weighted-
                                                                      Average        Average
                                                    Number Granted Exercise Price   Fair Value
                                                    -------------  -------------  -------------
Exercise Price Above Stock Price...................      150,000         $4.00          $1.88
Exercise Price at Stock Price......................      165,000          2.61           1.31
                                                         -------         -----          -----

   Totals..........................................      315,000         $3.27          $1.58
   ------                                                =======         =====          =====


The options granted during 1997 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                                      Weighted-     Weighted-
                                                                       Average       Average
                                                    Number Granted  Exercise Price  Fair Value
                                                    --------------  --------------  ----------
Exercise Price Above Stock Price...................      100,000          $2.00        $0,.74
Exercise Price At Stock Price......................      215,000           1.72          1.10
Exercise Price Below Stock Price...................    1,095,000           1.38          1.38
                                                       ---------          -----         -----

   Totals..........................................    1,410,000          $1.48         $1.29
   ------                                              =========          =====         =====


Exercisable options at December 31, 1998, 1997 and 1996 were as follows:

                               Number of                 Weighted-Average
      December 31,         Exercisable Options             Exercise Price
--- ----------------    ---------------------------    ------------------------

          1998                 1,566,500                        $1.76
          1997                 1,582,334                        $1.69
          1996                   351,909                        $2.29


The following table summarizes information about stock options at December 31, 1998:

                                                                          Exercisable
                           Outstanding Stock Options                     Stock Options
  Range of     -------------------------------------------------  ---------------------------
   Average                 Weighted-Average
  Exercise                    Remaining       Weighted-Average                    Weighted-
   Prices         Shares   Contractual Life    Exercise Price        Shares    Exercise Price
-------------  -----------  --------------  --------------------  -----------  ---------------
$1.25 - $1.56       993,000    3.2 Years          $1.30              993,000       $1.30
$1.94 - $2.50       483,500    1.9 Years          $2.17              483,500       $2.17
$3.75 - $5.00       100,000    2.9 Years          $4.54               90,000       $4.63
                  ---------    ---------          -----            ---------       -----
                  1,576,500    2.8 Years          $1.77            1,566,500       $1.76
                  =========    =========          =====            =========       =====

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price of certain options issued during 1997 was below the market price at the date of grant. Accordingly, compensation expense of $435,313 was recorded in 1997. The exercise price for all stock options issued during 1998 and 1996 was equal to on greater than the market price of the Company's stock at the date of grant.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[6]  Stock Option and Stock Purchase Plan (Continued)

Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans for fiscal years 1998 and 1996.

As discussed in Notes 2 and 8, there are approximately 1,100,000 warrants outstanding at December 31, 1998, at a weighted-average exercise price of $1.84.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $1.58, $1.29 and $1.95 during 1998, 1997 and 1996, respectively.

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

                                                       December 31,
                                           -----------------------------------

                                             1998         1997         1996
                                           ---------    ---------    ---------


Risk-Free Interest Rate.................   5.60%        6.70%        6.29%
Expected Life...........................   2.0 Years    3.8 Years    3.3 Years
Expected Volatility.....................   85%          88%          89%
Expected Dividends......................   None         None         None

The pro forma amounts are indicated below (in thousands, except per share amounts):

                                                   Years ended December 31,
                                           -----------------------------------

                                               1998         1997         1996
                                            ---------    ---------    --------
Net Income (Loss) as Reported...........    $   918     $ (2,640)    $ (6,001)
Pro Forma Net Income (Loss).............    $   784     $ (3,787)    $ (6,166)
Income (Loss) Per Share as Reported.....    $   .05     $   (.16)    $   (.40)
Pro Forma Income (Loss) Per Share.......    $   .04     $   (.23)    $   (.41)

[7]  Common Stock

On November 17, 1989, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Common Stock. Under certain conditions, each Right shall initially entitle the registered holder thereof to purchase one-fifth of one share of Common Stock at a purchase price of $10.00, subject to adjustment. The Rights will be exercisable only if
(i) a person or group has acquired, or obtained the right to acquire 15% or more of the outstanding shares of Common Stock (other than a person that acquires the stock directly from the Company in a transaction that the Company's independent Directors determine to be in the best interests of the Company and its stockholders) or (ii) following the commencement of a tender offer or exchange offer for 15% or more of the then outstanding shares of Common Stock. Each Right will entitle its holder to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the purchase price of the Right under certain circumstances, including

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[7]  Common Stock (Continued)

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

[8]  Sale of Stock and Warrants, and Purchase and Sale of Care Software License

On March 31, 1996, the Company entered into a series of transactions with Software Investments Limited ("SIL") and Care Corporation Limited ("Care") (SIL and Care are entities related by common ownership) whereby the Company:

     [A] sold to SIL for total proceeds of $3,022,391: (i) 1,412,758 shares of the Company's Common Stock for $2.00 per share and (ii) five-year warrants to purchase an aggregate of 196,875 shares of the Company's Common Stock exercisable at $2.00 per share for $1.00 per warrant ($196,875). As a result of the issuance of the 12 1/2% Convertible Debentures discussed in Note 10, the warrants required an adjustment of shares to 206,152 and a price adjustment to $1.91 per share. As of December 31, 1998, no warrants had been exercised.

     [B] assigned to SIL the rights it retained in the Restructuring (see Note
2) to repurchase within six months 1,628,100 shares of the Company's Common Stock for the greater of $3.00 per share or 50 percent of the then market price of the Company's Common Stock and its rights to purchase from the warrant holders for $1.00 per share five-year warrants to acquire 776,562 shares of the Company's Common Stock at $2.00 per share. As a result of the issuance of the above mentioned shares, the antidilution provisions of the Warrants required an adjustment from 776,562 shares at $2.00 per share to 862,847 shares at $1.80 per share. As a result of the issuance of the 12 1/2% Convertible Debentures discussed in Note 10, the Warrants were adjusted to the number of shares purchasable and the exercise price.

On May 1, 1996, SIL acquired 1,628,100 shares of the Company's Common Stock at $3.00 per share, and at $1.00 per Warrant, 862,847 Warrants to acquire 862,847 shares of the Company's Common Stock at $1.80 per share. SIL exercised these Warrants on May 6, 1996, resulting in the Company receiving $1,553,124 in additional equity.

In addition, on March 31, 1996, the Company was granted by Care the exclusive license for the Care software systems for use in the workers' compensation claims administration markets in Canada, Mexico and Central and South America. In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's Common Stock using the $2.00 per share price in [A] above to value the license as $5,000,000 at March 31, 1996. The license agreement was revised on March 14, 1997, and the Company engaged Care as its exclusive sales agent for a monthly fee of $10,000 against commissions of 20%. Depending upon the level of revenue reached, or not reached, under the license agreement, the Company had the right to repurchase all or portions of the shares issued to Care at $.01 per share.

In the fourth quarter of 1997, the Company made a strategic decision to allocate its future resources to its TAS and Classic product lines rather than the product line obtained via the Care Software License. In this regard, on March 31, 1998, the Company negotiated a buy back by Care of the Care Software License.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[8] Sale of Stock and Warrants, and Purchase and Sale of Care Software License (Continued

For the buy back of Care Software License by Care, the Company received $500,000 on March 31, 1998, and a $4,500,000 non-interest bearing note (the "Care Note"), payable in semi-annual installments of $500,000 which, when discounted at 6%, results in a principal amount of the note of $3,893,054. The discounted note is collateralized by unencumbered Cover-All stock owned by Care and a Care affiliate, SIL. The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on the date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Based on the market price of the Company's common stock on September 30, 1998, approximately 3,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. The Company also acquired worldwide reseller rights (excluding Australia, New Zealand and the United States) to the Care software. The Company has received the subsequent payments due under the Care Note, including the payment due by March 31, 1999. Based on the market price of the Company's common stock on March 30, 1999, approximately 1,909,000 shares were pledged as collateral.

In separate but related agreements, Care agreed to grant to the Company certain non-exclusive re-seller rights to the Care software, and the Company agreed to grant to Care certain non-exclusive re-seller rights to the Classic and TAS software.

Based on the above, and due to the related party nature of the Care Software License buy back agreement, the Company has recorded the $1,143,054 difference between the carrying value of the Care Software License at December 31, 1997 of $3,250,000 and the discounted $4,393,054 buy back agreement amount to capital in excess of par value in the first quarter of 1998.

The balance of the undiscounted Care Note at December 31, 1998 is $4,000,000, of which $1,000,000 is classified as currently due, including imputed interest accrued of $52,587. The undiscounted long-term portion of the Care Note at December 31, 1998 of $3,000,000 is shown at $2,563,147, net of unearned interest of $436,853.

[9]  Supplemental Data

Accrued liabilities consist of the following:

                                                       Years ended December 31,
                                                     ----------------------------

                                                         1998        1997
                                                      ----------   ----------

Accrued Payroll, Benefits, Temporary Help and
  Consulting ......................................  $  751,907   $  358,447
Accrued Expenses of the Discontinued Operations
  Not Assumed by The Robert Plan Corporation.......     270,538      461,506
Accrued Software Costs.............................     103,959      312,764
Accrued Interest Costs.............................      93,750       93,750
Accrued Professional Fees..........................     124,800      150,000
Income Taxes Currently Payable.....................      30,000           --
Other..............................................      72,071      242,209
                                                      ----------  ----------

        Totals                                        $1,447,025  $1,618,676
                                                      ==========  ==========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[10] Convertible Debentures

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

[11] 401(k) Plan

After completing a year of service and working 1,000 hours, employees age 21 and over are eligible to participate in the Company's Tax Saver 401(k) Salary Reduction Plan. Employees can save 1% to 15% of pay on a pre-tax basis to a current annual maximum of $9,500. The Company matches $.50 for each $1.00 of the first 5% of pay employees elect to defer. Expenses associated with this plan in 1998, 1997 and 1996 were approximately $53,200, $47,900 and $21,100, respectively.

[12] Fair Value of Financial Instruments

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of its cash and cash equivalents, trade receivables and accounts payables and accrued expenses, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities. Management estimates that the carrying amount of its convertible debentures, based on current rates and terms at which the Company could borrow funds, is approximately $3,290,000 and $3,050,000 for the years ended December 31, 1998 and 1997, respectively. The carrying amount of the Care Note (see Note 8) was discounted at its inception (March 31, 1998) at 6% based on the Company's assessment of alternative sources of investments and the risk factors involved with the Care Note. The Company's assessment of these factors at December 31, 1998, would not significantly change the interest rate used to originally discount the Care Note, and therefore management believes the carrying amount approximates its fair value at December 31, 1998.

[13] Segment Information

The following information is presented as a result of the Company adopting SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

At December 31, 1998, the Company's two business units have distinct management teams and infrastructures that offer different products and services which are evaluated separately in assessing performance and allocating resources. These business units have been reported as two reportable segments, Classic and TAS.

Classic - The Classic product line is a self-contained rating, issuance and transaction management application system utilized in the property/casualty insurance industry.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
--------------------------------------------------------------------------------

[13] Segment Information (Continued)

TAS - TAS 2000 comprises an architecture and suite of application development tools for property/casualty insurers designed to enable a client-driven re-engineering of an insurer's business processes.

Care - As more fully described in Note 8, in 1996, the Company was granted by Care Corporation Limited the exclusive license for the Care software systems for use in the worker's compensation and group health claims administration markets in Canada, Mexico and Central and South America. The Care software is an integrated suite of computer applications for the administration of claims and processing of workers' compensation. In the fourth quarter of 1997, the Company made a strategic decision to allocate its future resources to its TAS 2000 and Classic product lines rather than the product line via the Care software license. In this regard, on March 31, 1998, the Company negotiated and consummated a buy back by Care of the Care software license.

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. Interest income, interest expense, deferred taxes and income tax benefit are allocated based on revenues.

                                                               (Dollars in Thousands)
                                                            Year ended December 31, 1998
                                          ------------------------------------------------------------

                                             Classic           TAS           Care         Consolidated
                                          -----------    ------------    -----------     -------------
Revenues...............................        $6,708          $5,560        $  --           $12,268
Operating Profit (Loss)................         2,039          (1,096)        (252)              691
Interest Expense.......................           207             171           --               378
Interest Income........................           128             106           --               234
Depreciation and Amortization..........           113             831           --               944
Income Tax Benefit.....................           146             121           --               370
Deferred Tax Asset.....................           219             181           --               400
Capital Expenditures...................            61              73           --               134
Capitalized Software
 Expenditures..........................            --           1,309           --             1,309
Total Assets...........................         6,247           5,178           --            11,425

                                                               (Dollars in Thousands)
                                                            Year ended December 31, 1997
                                          ------------------------------------------------------------

                                             Classic          TAS            Care         Consolidated
                                          -----------    ------------    -----------     -------------
Revenues...............................        $6,593         $ 1,345        $    --           $ 7,938
Operating Profit (Loss)................           335          (1,576)        (1,136)           (2,377)
Interest Expense.......................           250              51             --               301
Interest Income........................            32               6             --                38
Depreciation and Amortization..........           165             832          1,000             1,997
Capital Expenditures...................             4              --             --                 4
Total Assets...........................         4,347             887          3,250             8,484

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
--------------------------------------------------------------------------------

[13] Segment Information (Continued)

                                                              (Dollars in Thousands)
                                                           Year ended December 31, 1996
                                          -----------------------------------------------------

                                             Classic          TAS            Care         Consolidated
                                          -----------    ------------    -----------     -------------

Revenues...............................       $ 3,655         $ 1,814        $    --           $ 5,469
Operating Profit (Loss)................        (1,725)         (3,991)            --            (5,716)
Interest Expense.......................             1               1             --                 2
Interest Income........................            73              36             --               109
Depreciation and Amortization..........           245           1,448            750             2,443
Capital Expenditures...................             4              82             --                86
Capitalized Software
 Expenditures..........................            76           1,243             --             1,319
Total Assets...........................         2,669           1,324          4,250             8,243

Major Customers -- The Company had a portion of its revenues from four customers in 1998, one customer in 1997 and three customers in 1996:

                                                                Years ended December 31,
                              ---------------------------------------------------------------------------------------
                                           1998                           1997                         1996
                              --------------------------     ---------------------------     ------------------------

          Customer                Classic         TAS          Classic            TAS         Classic          TAS
---------------------------    ------------   ----------     -----------       ---------     ---------     ----------

Inspire Insurance Solutions.    $      --     $       --     $ 1,583,332       $     --      $     --      $       --
Sun Alliance Management
   Services.................           --             --              --             --            --       1,464,560
Glatfelter Insurance Group..           --             --              --             --       727,954              --
Millers Insurance Group.....           --             --              --             --       720,294              --
Accident Fund...............           --      1,654,623              --             --            --              --
Cornhill Insurance Co.......           --      1,892,468              --             --            --              --
Employers Reinsurance Corp..    1,438,840        400,000              --             --            --              --
Sierra Insurance Co.........           --      1,001,420              --             --            --              --

The following table presents revenues by country based on the location of the use of the product or service:

                                                  (Dollars in Thousands)
                                                   Years ended December 31,
                                         ---------------------------------------
                                           1998            1997           1996
                                         -------         -------         -------

United Kingdom .................         $ 1,900         $   500         $ 1,465
United States ..................          10,368           7,438           4,004
                                         -------         -------         -------
Total Sales ....................         $12,268         $ 7,938         $ 5,469
                                         =======         =======         =======

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
--------------------------------------------------------------------------------

[14] Earnings Per Share Disclosures

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations:

                                                                For the year ended
                                                                 December 31, 1998
                                               -----------------------------------------------

                                                    Income            Shares           Per Share
                                                 (Numerator)       (Denominator)         Amount
                                               ---------------   ---------------    ---------------
Basic EPS:
 Income Available to Common
   Stockholders..............................     $   917,704         16,940,000       $      0.05
Effect of Dilutive Securities:
  Options....................................              --            689,625                --
  Warrants...................................              --            366,050                --
                                                  -----------         ----------       -----------

Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.................     $   917,704         17,995,675       $      0.05
                                                  ===========         ==========       ===========

Options to purchase 100,000 shares of common stock at prices ranging from $3.50 to $5.00 per share were outstanding at December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares ($2.62).

[15] New Authoritative Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gains or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

The Financial Accounting Standards Board ("FASB") has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

[15]  New Authoritative Accounting Pronouncements (Continued)


* APB Opinion No. 25 has been applied in practice to include in its definition of employees, outside members of the board or directors and independent contractors. The FASB's interpretation of APB Opinion No. 25 will limit the definition of an employee to individuals who meet the common law definition of an employee (which also is the basis for the distinction between employees and nonemployees in the current U.S. tax code). Outside members of the board of directors and independent contractors would be excluded from the scope of APB Opinion No. 25 unless they qualify as employees under common law. Accordingly, the cost of issuing stock options to board members and independent contractors not meeting the common law definition of an employee will have to be determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," and usually recorded as an expense in the period of the grant (the service period could be prospective, however, depending on the terms of the options).

* Options (or other equity instruments) of a parent company issued to employees of a subsidiary should be considered options, etc. issued by the employer corporation in the consolidated financial statements and accordingly, APB Opinion No. 25 should continue to be applied in such situations. This interpretation would apply to subsidiary companies only; it would not apply to equity method investees or joint ventures.

* If the terms of an option (originally accounted for as a fixed option) are modified during the option term to directly change the exercise price, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter (for example, within six months) to the same individual should be considered in substance a modified (variable) option.

* Additional interpretations will address how to measure compensation expense when a new measurement date is required.

                               . . . . . . . . . .

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                            Balance at
                                            Beginning                             Balance at
                                            of Period   Additions    Deductions   End of Period
                                            ----------   ----------  ------------  -----------
Accumulated amortization of capitalized
software and software license:

Year Ended December 31, 1998 ...........    $3,570,857   $  784,724  $1,750,000     $2,605,581
Year Ended December 31, 1997 ...........    $1,755,964   $1,814,893  $       --     $3,570,857
Year Ended December 31, 1996 ...........    $  489,227   $2,101,576  $  834,839(1)  $1,755,964

(1) Represents primarily a write-off of $506,000 of capitalized software costs in 1996.


Allowance for Doubtful Accounts:

 Year Ended December 31, 1998 ..........    $  185,610   $  425,246  $  134,856     $  476,000
 Year Ended December 31, 1997 ..........    $   43,870   $  172,190  $   30,450     $  185,610
 Year Ended December 31, 1996 ..........    $       --   $   43,870  $       --     $  043,870

Accrued Expenses of the Discontinued
 Operations:

Year Ended December 31, 1998 ...........    $  461,506   $       --  $  190,968(2)  $  270,538
Year Ended December 31, 1997 ...........    $1,036,736   $       --  $  575,230     $  461,506
Year Ended December 31, 1996 ...........    $2,839,702   $       --  $1,802,966     $1,036,736


(2) Represents least expense written off in 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COVER-ALL TECHNOLOGIES INC.



Date:  March 31, 1999               By: /s/Brian Magowan
                                      --------------------------------------
                                       Brian Magowan
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                Title                                  Date
----------                -----                                  ----

/s/Brian Magowan
-------------------       Chairman of the Board of Directors     March 31, 1999
Brian Magowan             and Chief Executive Officer
                          (Principal Executive Officer)

/s/John R. Nobel
-------------------       Chief Financial Officer                March 31, 1999
John R. Nobel             (Principal Financial Officer)


/s/Earl Gallegos
-------------------       Director                               March 31, 1999
Earl Gallegos


/s/Ian J. Meredith
-------------------       Director                               March 31, 1999
Ian J. Meredith


-------------------       Director                               March   , 1999
James R. Stallard


-------------------       Director                               March   , 1999
Mark D. Johnston


/s/Steve Hough
-------------------       Director                               March 31, 1999
Steve Hough

                                  EXHIBIT INDEX


10(dd)(i)   Employment Agreement, dated as of March 1, 1999, by and between the
            Registrant and Peter C. Lynch.

10(dd)(ii)  Employment Agreement, dated February 19, 1999, by and between the
            Registrant and John R. Nobel.

23A         Consent of Ernst & Young LLP.

23B         Consent of Moore Stephens, P.C.

27          Financial Data Schedule.