Form 10-Q
period 1999-03-31
COVER ALL TECHNOLOGIES INC
filed 1999-05-14
CIK 737300

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                    --------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999   Commission File Number 0-13124
                               ------------------                        -------

                           COVER-ALL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                      13-2698053
                  --------                                  -----------------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

               18-01 Pollitt Drive
              Fair Lawn, New Jersey                               07410
              ---------------------                            ----------
       (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:             (201) 794-4800
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

                                 Yes  X    No
                                    -----    -----

                 Number of shares outstanding at May 10, 1999:

              17,003,672 shares of Common Stock, par value $.01 per
                                     share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
--------------------------------------------------------------------------------


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     Consolidated Balance Sheets as of March 31, 1999 [Unaudited]
     and December 31, 1998 [Audited].....................................   1

     Consolidated Statements of Operations for the three
     months ended March 31, 1999 and 1998 [Unaudited]....................   3

     Consolidated Statements of Cash Flows for the three
     months ended March 31, 1999 and 1998 [Unaudited]....................   4

     Notes to Consolidated Financial Statements [Unaudited]..............   5

ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................   8

PART II: OTHER INFORMATION...............................................  12

SIGNATURES    ...........................................................  13





                               . . . . . . . . . .

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                        MARCH 31,   DECEMBER 31,
                                                         1999          1998
                                                   ----------------  ----------

                                                     (UNAUDITED)     (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents.......................  $ 2,155,738    $2,286,610
   Accounts Receivable (Less Allowance for
      Doubtful Accounts
      of $451,000 and $476,000)...................     4,322,282     3,493,192

   Note Receivable-- Related Party................     1,000,000       947,413

   Deferred Tax Asset.............................       600,000       400,000

   Prepaid Expenses................................      407,220       231,442

   Accrued Interest -- Related Party Receivable....           --        52,587
                                                     -----------     ---------

   Total Current Assets..........................      8,485,240     7,411,244
                                                     -----------     ---------
Property and Equipment -- At Cost:

   Furniture, Fixtures and Equipment...............    2,884,177     2,760,070

   Less:  Accumulated Depreciation.................   (2,604,343)   (2,557,313)
                                                     -----------     ---------

  Property and Equipment-- Net.....................      279,834       202,757
                                                     -----------     ---------
Note Receivable -- Related Party
   (Net of Unearned Interest of $384,647 and
    $436,853)......................................    2,115,353     2,563,147
                                                     -----------     ---------

Capitalized Software (Less Accumulated Amortization
   of $120,502 and $2,605,581).....................    1,524,032     1,187,378
                                                    ------------    ----------

Other Assets.......................................       67,735        60,910
                                                    ------------    ----------

   Total Assets....................................  $12,472,194   $11,425,436
                                                    ============    ==========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                 MARCH 31,      December 31,
                                                   1999            1998
                                              ------------      ------------

                                                (UNAUDITED)       (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

   Accounts Payable........................... $   800,635        $    896,417

   Accrued Liabilities........................   1,551,566           1,447,025

   Unearned Revenue...........................   1,573,074             865,094
                                               -----------         -----------

   Total Current Liabilities..................   3,925,275           3,208,536

Convertible Debentures........................   3,000,000           3,000,000
                                               -----------         -----------

   Total Liabilities..........................   6,925,275           6,208,536
                                               -----------         -----------

Commitments and Contingencies.................         --                   --
                                               -----------         -----------
Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized
     30,000,000 Shares, Issued 16,993,672 and
     16,983,672 Shares, Respectively..........     169,937             169,837

Capital In Excess of Par Value................  26,743,297          26,723,397

Accumulated Deficit........................... (21,366,315)        (21,676,334)
                                               -----------         -----------

Total Stockholders' Equity................       5,546,919           5,216,900
                                               -----------         -----------

Total Liabilities and Stockholders' Equity...  $12,472,194        $ 11,425,436
                                               ===========         ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------



                                                Three months ended March 31,
                                             ----------------------------------
                                                   1999               1998
                                             ----------------     -------------
Revenues:
   Licenses............................      $  1,541,300       $  1,409,035
   Maintenance.........................         1,020,402            895,133
   Professional Services...............           909,551            566,788
                                              --------------    --------------

   Total Revenues......................         3,471,253          2,870,956
                                              --------------    --------------

Cost of Revenues:
   Licenses............................         1,483,142            896,682
   Maintenance.........................           461,586            341,325
   Professional Services...............           353,091            175,893
                                              --------------    --------------
   Total Cost of Revenues..............         2,297,819          1,413,900
                                              --------------    --------------
   Gross Profit........................         1,173,434          1,457,056
                                              --------------    --------------
Operating Expenses:
   Sales and Marketing.................           469,717            336,183
   General and Administrative..........           313,799            417,029
   Research and Development............           240,042            264,278
                                              --------------    --------------

   Total Operating Expenses............         1,023,558          1,017,490
                                              --------------    --------------

   Operating Income ...................           149,876            439,566
                                              --------------    --------------
Interest Expense (Income):
   Interest Expense....................            95,943             93,750
   Interest Income - Related Party
     (Imputed).........................          (52,206)                 --
   Interest Income.....................           (7,055)            (16,675)
                                              --------------     -------------

   Interest Expense (Income)...........            36,682             77,075
                                              --------------     ------------

   Income Before Income Tax Benefit....           113,194            362,491

Income Tax Benefit.....................           196,825                 --
                                             --------------      -------------

Net Income ............................      $    310,019        $   362,491
                                             ==============      =============

Basic and Diluted Earnings Per
   Common Share........................      $       0.02        $      0.02
                                             ==============      =============
Weighted Average Number of Common
   Shares Outstanding for Basic
   Earnings Per Common Share...........        16,987,000         16,814,000
                                             ==============      ==============



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------

                                                        1999           1998
                                                       ----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
      Income (Loss) from Operations ..................  $ 310,019     $ 362,491
      Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided From (Used for) Operating
          Activities:
             Depreciation ............................     47,030        38,458
             Amortization of Capitalized Software ....    120,502       171,632
             Imputed Interest Income .................    (52,206)          --
             Deferred Tax Asset ......................   (200,000)          --

      Changes in Assets and Liabilities:
         (Increase) Decrease in:
             Accounts Receivable .....................   (829,090)   (1,775,107)
             Prepaid Expenses ........................   (175,778)      (95,081)
             Other Assets ............................     (6,825)       (6,400)

         Increase (Decrease) in:
             Accounts Payable ........................    (95,783)       94,614
             Accrued Liabilities .....................    104,541       153,600
             Unearned Revenue ........................    707,980       361,983
                                                      -----------    ----------

      NET CASH (USED FOR) OPERATING ACTIVITIES            (69,610)     (693,810)
                                                      -----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Repayment of Notes Receivable - Related Party ..    500,000       500,000
      Capital Expenditures ...........................   (124,107)      (25,222)
      Capitalized Software Expenditures ..............   (457,155)      (50,000)
                                                      -----------    ----------


      NET CASH (USED FOR) INVESTING ACTIVITIES .......    (81,262)      424,778
                                                      -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Exercise of Stock Options .......      20,000       123,925
                                                      -----------    ----------

NET CASH PROVIDED FROM FINANCING ACTIVITIES .........      20,000       123,925
                                                      -----------    ----------

CHANGE IN CASH AND CASH EQUIVALENTS ..................   (130,872)     (145,107)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ......  2,286,610     2,908,167
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD ............$ 2,155,738   $ 2,763,060
                                                      ===========   ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
-------------------------------------------------------------------------------

[1] GENERAL

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998. While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior year have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's financial position as of March 31, 1999, and the results of operations for the three month periods ended March 31, 1999 and 1998, and the cash flows for the three month periods ended March 31, 1999 and 1998. Such adjustments are of a normal and recurring nature. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for a full year.

[2] SALE OF STOCK AND PURCHASE AND SALE OF CARE SOFTWARE LICENSE

On March 31, 1996, the Company was granted by Care Corporation Limited ("Care") the exclusive license for the Care software systems for use in the workers' compensation claims administration markets in Canada, Mexico and Central and South America (the "Care Software License"). In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's Common Stock at $2.00 per share to value the license at $5,000,000 at March 31, 1996. The agreement was revised on March 14, 1997, and the Company engaged Care as its exclusive sales agent for a monthly fee of $10,000 against commissions of 20%. Depending upon the level of revenue reached, or not reached, the Company had the right to repurchase all or portions of the shares issued to Care at $.01 per share.

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

The discounted note is collateralized by unencumbered Cover-All stock owned by Care and a Care affiliate, Software Investments Limited ("SIL"). The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance of the note. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on such date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. The Company has received the subsequent payments due under the Care Note, including the payment due by March 31, 1999. Based on the market price of the

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[2] SALE OF STOCK AND PURCHASE AND SALE OF CARE SOFTWARE LICENSE (CONTINUED)

Company's common stock on March 30, 1999, approximately 1,909,000 shares were pledged as collateral.

The balance of the undiscounted Care Note at March 31, 1999 is $3,500,000, of which $1,000,000 is classified as currently due. The undiscounted long-term portion of the Care Note at March 31, 1999 of $2,500,000 is shown at $2,115,353, net of unearned interest of $384,647.

[3] INCOME TAXES

An analysis of the components of the income tax provision is as follows:

      The income tax provision (benefit) for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                           THREE MONTHS
                                                               ENDED

                                                          MARCH 31, 1999
                                                     --------------------
Computed Federal Statutory Tax (Benefit)............    $    38,000
Related Party Gain Charged to Paid-In-Capital.......             --
Alternative Minimum Tax Liability...................             --
Utilization of Net Operating Loss Carryforward......       (234,825)
Reduction in Deferred Tax Valuation Allowance.......             --
                                                        -----------
      ACTUAL PROVISION (BENEFIT)....................    $  (196,825)
      --------------------------                        ===========


The components of the net deferred tax asset and liability were as follows:

                                                               THREE MONTHS
                                                                  ENDED
                                                              MARCH 31, 1999
                                                            -----------------
Deferred Tax Assets -- Current:
      Net Operating Loss Carryforward.....................     $  347,000
      Accounts Receivable Allowance.......................        180,000
      Reserve for Loss on Disposal........................         89,000
      Vacation Accrual....................................         21,000
      Related Party Gain..................................        (37,000)
      Valuation Allowance.................................             --
                                                               ----------
         CURRENT DEFERRED TAX ASSET.......................     $  600,000
                                                               ==========


Deferred Tax Asset (Liability) -- Long-Term:
      Net Operating Loss Carryforward.....................     $7,500,000
      Stock Options.......................................        128,000
      Capitalized Software................................       (610,000)
      Depreciation and Amortization.......................        112,000
      Related Party Gain..................................       (116,000)
      Valuation Allowance.................................     (7,014,000)
                                                               ----------
         LONG-TERM DEFERRED TAX LIABILITY.................     $       --
                                                               ==========


The net change (decrease) during 1999 in the total valuation allowance is $564,000.

[4] SEGMENT INFORMATION

     The following information is presented as a result of the Company adopting SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

At March 31, 1999 and 1998, the Company's two business units have distinct management teams and infrastructures that offer different products and services which are evaluated separately in assessing performance and allocating resources. These business units have been reported as two reportable segments, Classic and TAS.

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources.

                                            (DOLLARS IN THOUSANDS)
                                      THREE MONTHS ENDED MARCH 31, 1999
                             ---------------------------------------------------
                               Classic        TAS         Care      Consolidated
                             ----------      ------     ---------   ------------

Revenues.....................  1,701        1,770          --         3,471
Operating Profit (Loss)......    724         (574)         --           150



                                            (DOLLARS IN THOUSANDS)
                                      THREE MONTHS ENDED MARCH 31, 1998
                             ---------------------------------------------------
                              Classic          TAS       Care       Consolidated
                             ----------      -------     ------     ------------

Revenues.....................  1,744          1,127       --           2,871
Operating Profit (Loss)......    841           (300)     (101)           440


[5]  EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations:

                                                    FOR THE THREE MONTHS ENDED
                                                          MARCH 31, 1999
                                 -----------------------------------------------
                                  Income           Shares           Per Share
                                 (Numerator)      (Denominator)        Amount
                                 ------------     -------------    -------------

Basic EPS:
 Income Available to Common
   Stockholders.................   $   310,019    16,987,000      $      0.02
Effect of Dilutive Securities:
  Options.......................            --       637,888               --
  Warrants......................            --       411,327               --
                                   ------------   ----------      -----------

Diluted EPS:
  Income Available to Common
     Stockholders
    Plus Assumed Conversions....   $   310,019    18,036,215      $      0.02
                                   ============   ==========      ===========


Options to purchase 100,000 shares of common stock at prices ranging from $3.50 to $5.00 per share were outstanding at March 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares ($2.79). The convertible debt did not have a dilutive effect because the amount of interest (net of tax) on a per share basis exceeds basic earnings per share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Total revenues for the three months ended March 31, 1999 were $3,471,000 as compared to $2,871,000 for the same period in 1998, an increase of 21%. Licenses fees were $1,541,000 for the three months ended March 31, 1999 compared to $1,409,000 in the same period in 1998, as the result of deliveries made in the first quarter of 1999 from a contract signed in the third quarter of 1998. For the three months ended March 31, 1999, maintenance revenues were $1,020,000 compared to $895,000 in the same period of the prior year due to an increased customer base. Professional services revenue contributed $910,000 in the three months ended March 31, 1999 compared to $567,000 in the first quarter of 1998 as a result of a new contract signed in the fourth quarter of 1998. Total Classic revenues were $1,701,000 for the three months ended March 31, 1999 as compared to $1,744,000 for the three months ended March 31, 1998. Total TAS 2000 revenues were $1,770,000 for the three months ended March 31, 1999 as compared to $1,127,000 for the three months ended March 31, 1998.

Cost of sales increased to $2,298,000 for the three months ended March 31, 1999 as compared to $1,414,000 for the same period in 1998 due to software purchased related to new contracts and an increase in quality control costs. There was no license fee amortization for the three months ended March 31, 1998 due to the sale of the Care Software License back to Care Corporation Limited. Non-cash capitalized software amortization was $121,000 for the three months ended March 31, 1999 as compared to $172,000 in the same period in 1998.

Research and development expenses were $240,000 for the three months ended March 31, 1999 compared to $264,000 for the same period in 1998.

Sales and marketing expenses were $470,000 for the three months ended March 31, 1999 as compared to $336,000 in the same period of 1998 due to an additional marketing and sales effort to improve the market share of the Company's product line, TAS 2000.

General and administrative expenses decreased to $314,000 in the three months ended March 31, 1999 as compared to $417,000 primarily due to accounting and legal fees incurred for the Care Software License sale in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1999, the Company had working capital of $4,560,000 compared to a working capital of $3,761,000 in 1998. The improvement in working capital was due primarily to the recording of a deferred tax asset recognizing the benefit of a net operating loss carryforward as a result of the signing of new contracts.

On March 30, 1999, the Company received the $500,000 scheduled payment due under the Care Note.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

On March 31, 1999, the FASB released a proposal for public comment that would resolve certain practice issues raised when accounting for stock options. Since the issuance of APB Opinion 25, "Accounting for Stock Issued to Employees," questions have surfaced about its application and differing practices have developed. The FASB's broad reconsideration of the stock compensation issue culminated in the issuance of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1995. SFAS No. 123 permits the continued application of APB Opinion 25 for employees. However, questions remain about the proper application of APB Opinion 25 in a number of circumstances. The FASB's proposed interpretation would clarify how to apply APB Opinion 25 in certain situations.

The proposed Interpretation includes the following conclusions:

() Once an option is repriced, that option must be accounted for as a variable plan from the time it is repriced to the time it is exercised. Consequently, the final measurement of compensation expense would occur at the date of exercise.

() Employees would be defined as they are under common law for purposes of applying APB Opinion 25.

() APB Opinion 25 does not apply to outside directors because, by definition, an outside director cannot be an employee. Accordingly, the cost of issuing stock options to outside board members will have to be determined on a fair value basis in accordance with SFAS No. 123, and recorded as an expense in the period of the grant (the service period could be prospective, however).

()    Since APB Opinion 25 was issued in 1972, the terms of many "section
      423" tax plans have changed from those in existence at the time. Many of those plans now provide that employees can purchase an employer's stock at the lesser of 85 percent of the stock price at the date of grant or 85 percent of the price at the date of exercise. This provision is referred to as a "look-back" option. The FASB decided that plans with a look-back option do not, in and of themselves, create a compensatory plan.

() A subsidiary may account for parent company stock issued to its employees under APB Opinion 25 in their separately issued financial statements, provided the subsidiary is part of the parent's consolidated financial statements.

The FASB's proposed Interpretation would be effective upon issuance, which is expected in September 1999, but generally would cover plan grants and modifications that occur after December 15, 1998.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

In the third area, the Company continues to have discussions with its customers concerning Year 2000 readiness. The Company, however, has little or no control over the actions of these customers, and thus, there can be no assurance that these customers will resolve any or all Year 2000 problems with their own systems (and with their other suppliers and vendors) before the occurrence of a material disruption or slowdown in their business which could, in turn, have a material adverse effect on their demand for the Company's products. In the event that any of the Company's significant customers do not successfully and timely achieve Year 2000 readiness, there could be a material adverse effect on the Company's business, financial condition and results of operation.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments.

Interest Rate Risk. The Company's exposure to market rate risk for changes in
------------------
interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in a major bank money market account. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

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

Foreign Currency Risk. The Company earned revenues in the U.K. The Company's
---------------------
international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

The Company's exposure to foreign exchange rate fluctuations arises from sales made to a U.K. customer. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company as of March 31, 1999 was not material.

                                * * * * * * * * *

Statements in this Form 10Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause the Company's actual results in future periods to differ materially from expected results. Those risks include, among others, risk associated with increased competition, customer decisions, delays in productivity programs and new product introductions, and other business factors beyond the Company's control. Those and other risks are described in the Company's filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.
       --------

       27.  Financial Data Schedule.

(b)   Reports on Form 8-K.
      -------------------

       None.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COVER-ALL TECHNOLOGIES INC.


Date:   May 14, 1999                 By: /s/ Brian Magowan
                                        --------------------------------------
                                        Brian Magowan, Chairman and Chief
                                        Executive Officer


Date:   May 14, 1999                 By: /s/ John R. Nobel
                                        --------------------------------------
                                        John R. Nobel, Chief Financial Officer

                               EXHIBIT INDEX


          Exhibit       Description
          -------       -----------

           27           Financial Data Schedule