Form 10-Q
period 1999-06-30
COVER ALL TECHNOLOGIES INC
filed 1999-08-16
CIK 737300

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                    --------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999  Commission File Number  0-13124
                               ---------------                        ----------

                             COVER-ALL TECHNOLOGIES INC.
                             ---------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                                       13-2698053
     -------------------------------                     -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)


         18-01 Pollitt Drive
        Fair Lawn, New Jersey                                  07410
        ---------------------                                --------
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

                               Yes   X      No
                                    ---


                 Number of shares outstanding at August 2, 1999:

          17,003,672 shares of Common Stock, par value $.01 per share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999.
--------------------------------------------------------------------------------



PART I:       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
     and December 31, 1998 (Audited)........................................   1

     Consolidated Statements of Operations for the three and six
     months ended June 30, 1999 and 1998 (Unaudited)........................   3

     Consolidated Statements of Cash Flows for the six
     months ended June 30, 1999 and 1998 (Unaudited)........................   4

     Notes to Consolidated Financial Statements (Unaudited).................   5

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................   8

PART II:      OTHER INFORMATION.............................................  11

SIGNATURES..................................................................  12





                               . . . . . . . . . .

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                 JUNE 30,              DECEMBER 31,
                                                                                   1999                    1998
                                                                           -------------------     -------------------

                                                                                (UNAUDITED)              (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents............................................        $  907,682             $ 2,286,610
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $217,000 and $476,000).........................................         5,723,297               3,493,192
   Note Receivable-- Related Party......................................           953,243                 947,413
   Deferred Tax Asset...................................................           600,000                 400,000
   Prepaid Expenses.....................................................           406,952                 231,442
   Accrued Interest -- Related Party Receivable..........................           46,757                  52,587
                                                                               -----------             -----------


   Total Current Assets.................................................         8,637,931               7,411,244
                                                                               -----------             -----------

Property and Equipment -- At Cost:
   Furniture, Fixtures and Equipment....................................         3,116,621               2,760,070
   Less:  Accumulated Depreciation......................................        (2,657,076)             (2,557,313)
                                                                               -----------             -----------

 Property and Equipment-- Net..........................................            459,545                 202,757
                                                                               -----------             -----------

Note Receivable -- Related Party
   (Net of Unearned Interest of $337,890)...............................         2,162,110               2,563,147
                                                                               -----------             -----------

Capitalized Software (Less Accumulated Amortization of
   $2,884,988 and $2,605,581)...........................................         1,520,058               1,187,378
                                                                               -----------             -----------

Other Assets............................................................            67,735                  60,910
                                                                               -----------             -----------

   Total Assets.........................................................       $12,847,379             $11,425,436
                                                                               ===========             ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                 JUNE 30,              December 31,
                                                                                   1999                    1998
                                                                           -------------------     -------------------

                                                                                (UNAUDITED)              (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable.....................................................       $ 1,122,744            $    896,417
   Accrued Liabilities..................................................         1,423,196               1,447,025
   Unearned Revenue.....................................................         1,711,463                 865,094
                                                                               -----------            ------------

   Total Current Liabilities............................................         4,257,403               3,208,536

Convertible Debentures..................................................         3,000,000               3,000,000
                                                                               -----------            ------------

   Total Liabilities....................................................         7,257,403               6,208,536
                                                                               -----------            ------------

Commitments and Contingencies...........................................              --                      --
                                                                               -----------            ------------

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 30,000,000 Shares,
      Issued 17,003,672 and 16,983,672 Shares, Respectively.............           170,037                 169,837

Capital In Excess of Par Value..........................................        26,763,197              26,723,397

Accumulated Deficit.....................................................       (21,343,258)            (21,676,334)
                                                                               -----------            ------------

Total Stockholders' Equity..............................................         5,589,976               5,216,900
                                                                               -----------            ------------

Total Liabilities and Stockholders' Equity..............................       $12,847,379            $ 11,425,436
                                                                               ===========            ============


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                               THREE MONTHS ENDED                        Six months ended
                                                                    JUNE 30,                                 June 30,
                                                     ---------------------------------        ---------------------------------
                                                          1999                1998                1999                  1998
                                                     -------------         -----------        ------------          -----------

REVENUES:
     Licenses.....................................     $ 1,003,635         $ 2,015,354         $ 2,544,935          $ 3,424,389
     Maintenance..................................       1,082,084             910,198           2,102,486            1,805,331
     Professional Services........................       1,411,048             706,053           2,320,599            1,272,841
                                                       -----------         -----------         -----------          -----------

     Total Revenues...............................       3,496,767           3,631,605           6,968,020            6,502,561

COST OF REVENUES:
     Licenses.....................................       1,858,601           1,227,928           3,344,088            2,124,610
     Maintenance..................................         368,192             375,292             829,778              716,617
     Professional Services........................         308,057             190,917             658,803              366,810
                                                       -----------         -----------         -----------          -----------
     Total Cost of Revenues.......................       2,534,850           1,794,137           4,832,669            3,208,037
                                                       -----------         -----------         -----------          -----------
     Direct Margin................................         961,917           1,837,468           2,135,351            3,294,524
                                                       -----------         -----------         -----------          -----------



OPERATING EXPENSES:...............................
     Sales and Marketing..........................         514,988             497,245             984,706              833,428
     General and Administrative...................          89,731             447,396             406,704              864,425
     Research and Development.....................         246,337             278,563             486,379              542,841
                                                       -----------         -----------         -----------          -----------
     Total Operating Expenses.....................         851,056           1,223,204           1,877,789            2,240,694
                                                       -----------         -----------         -----------          -----------
                                                           110,861             614,264             257,562            1,053,830
                                                       -----------         -----------         -----------          -----------

INTEREST EXPENSE (INCOME):
     Interest Expense.............................          98,300              93,750             194,243              187,500
     Interest Income - Related Party
         (Imputed)................................         (46,757)                 --             (98,963)                  --
     Interest Income..............................          (6,393)            (19,602)            (13,448)             (36,277)
                                                       -----------         -----------         -----------          -----------
     Interest Expense (Income)....................          45,150              74,148              81,832              151,223
                                                       -----------         -----------         -----------          -----------

     Foreign Currency Transaction
         Gain (Loss)..............................         (42,653)                 --             (42,653)                  --
                                                       -----------         -----------         -----------          -----------
     Income Before Income Tax Benefit.............          23,058             540,116             133,077              902,607
                                                       -----------         -----------         -----------          -----------

Income Tax Benefit................................              --                  --             200,000                   --
                                                       -----------         -----------         -----------          -----------

NET INCOME........................................     $    23,058         $   540,116         $   333,077          $   902,607

BASIC AND DILUTED EARNINGS PER
     COMMON SHARE.................................     $       .00         $      0.03         $       .02          $       .05
                                                       ===========         ===========         ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING FOR BASIC
     EARNINGS PER COMMON SHARE....................      17,000,000          16,966,000          16,993,000           16,890,000
                                                       ===========         ===========         ===========          ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                     1999                    1998
                                                                                ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income (Loss) from Operations..........................................    $ 333,077              $  902,607
      Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided From (Used for) Operating Activities:
             Depreciation....................................................       99,763                  76,288
             Amortization of Capitalized Software............................      279,406                 339,832
             Imputed Interest Income.........................................     (104,793)                     --
             Deferred Tax Asset..............................................     (200,000)                     --

      Changes in Assets and Liabilities:
         (Increase) Decrease in:
             Accounts Receivable.............................................   (2,230,105)             (1,952,767)
             Note Receivable-- Short Term-- Related Party....................           --              (1,000,000)
             Prepaid Expenses................................................     (175,510)                 (1,872)
             Accrued Interest-- Related Party Note Receivable................        5,830                      --
             Other Assets....................................................       (6,825)                 (6,400)

         Increase (Decrease) in:
             Accounts Payable................................................      226,327                 (30,288)
             Accrued Liabilities.............................................      (23,829)                 44,808
             Unearned Revenue................................................      846,369                 270,968
                                                                                ----------              ----------

      Net Cash (Used For) Operating Activities...............................     (950,290)             (1,356,824)
                                                                                ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Repayment of Notes Receivable - Related Party..........................      500,000                      --
      Capital Expenditures...................................................     (356,551)                (44,677)
      Capitalized Software Expenditures......................................     (612,087)               (126,000)
                                                                                ----------              ----------

      Net Cash (Used For) Investing Activities...............................     (468,638)               (170,677)
                                                                                ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Sale of Software License.................................           --                 500,000
      Proceeds from Exercise of Stock Options................................       40,000                 298,488
                                                                                ----------              ----------

NET CASH PROVIDED FROM FINANCING ACTIVITIES..................................       40,000                 798,488
                                                                                ----------              ----------

CHANGE IN CASH AND CASH EQUIVALENTS..........................................   (1,378,928)               (729,013)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD..............................    2,286,610               2,908,167
                                                                                ----------              ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD....................................   $  907,682              $2,179,154
                                                                                ==========              ==========

 The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------

[1] GENERAL

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998. While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior period have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of June 30, 1999, and the results of their operations for the six month periods ended June 30, 1999 and 1998, and their cash flows for the six month periods ended June 30, 1999 and 1998. Such adjustments are of a normal and recurring nature. The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for a full year.

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

The balance of the undiscounted Care Note at June 30, 1999 is $3,500,000, of which $1,000,000 is classified as currently due, including imputed interest accrued of $46,757. The undiscounted long-term portion of the Care Note at June 30, 1999 of $2,500,000 is shown at $2,162,110, net of unearned interest of $337,890.

[3] INCOME TAXES

An analysis of the components of the income tax provision is as follows:

The income tax provision (benefit) for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                                     SIX MONTHS
                                                                                        ENDED

                                                                                    JUNE 30, 1999
                                                                                  ----------------
Computed Federal Statutory Tax (Benefit)........................................    $   45,000
Related Party Gain Charged to Paid-In-Capital...................................            --
Alternative Minimum Tax Liability...............................................            --
Utilization of Net Operating Loss Carryforward..................................       (45,000)
Reduction in Deferred Tax Valuation Allowance...................................       200,000
                                                                                    ----------
      ACTUAL PROVISION (BENEFIT)................................................    $(200,000)
      --------------------------                                                    ==========

The components of the net deferred tax asset and liability were as follows:

                                                                                    SIX MONTHS
                                                                                      ENDED

                                                                                    JUNE 30, 1999
                                                                                ------------------
Deferred Tax Assets -- Current:
      Net Operating Loss Carryforward..........................................     $  470,000
      Accounts Receivable Allowance............................................         87,000
      Reserve for Loss on Disposal.............................................         70,000
      Vacation Accrual.........................................................         10,000
      Related Party Gain.......................................................        (37,000)
      Valuation Allowance......................................................             --
                                                                                    ----------
         CURRENT DEFERRED TAX ASSET............................................     $  600,000
         --------------------------                                                 ==========

Deferred Tax Asset (Liability) -- Long-Term:
      Net Operating Loss Carryforward..........................................     $7,500,000
      Stock Options............................................................        128,000
      Capitalized Software.....................................................       (608,000)
      Depreciation and Amortization............................................        184,000
      Related Party Gain.......................................................       (116,000)
      Valuation Allowance......................................................     (7,088,000)
                                                                                    ----------
         LONG-TERM DEFERRED TAX LIABILITY......................................     $       --
         --------------------------------                                           ==========


The net change (decrease) during 1999 in the total valuation allowance is $490,000.



COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[4] SEGMENT INFORMATION

The following information is presented as a result of the Company adopting SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information."

At June 30, 1999 and 1998, the Company's two business units have distinct management teams and infrastructures that offer different products and services which are evaluated separately in assessing performance and allocating resources. These business units have been reported as two reportable segments, Classic and TAS.

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources.

                                                                             (DOLLARS IN THOUSANDS)
                                                                         SIX MONTHS ENDED JUNE 30, 1999
                                                   -------------------------------------------------------------------------

                                                      Classic               TAS               Care            Consolidated
                                                   -------------      --------------     --------------     ----------------

Revenues........................................        4,055              2,913                --                6,968
Operating Profit (Loss).........................        2,079             (1,821)               --                  258



                                                                             (DOLLARS IN THOUSANDS)
                                                                         SIX MONTHS ENDED JUNE 30, 1998
                                                   ----------------------------------------------------------------

                                                        Classic              TAS               Care            Consolidated
                                                   -------------      --------------     --------------     ----------------


Revenues........................................        3,259              3,244               --                   6,503
Operating Profit (Loss).........................        1,440               (220)              (166)                1,054

[5]  EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations:


                                                                             FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30, 1999
                                                         ----------------------------------------------------------

                                                                Income                Shares               Per Share
                                                             (Numerator)           (Denominator)             Amount
                                                         ------------------     ------------------    ------------------

Basic EPS:
 Income Available to Common
   Stockholders........................................      $   333,077              16,993,230             $     0.02
Effect of Dilutive Securities:
  Options..............................................               --                 454,349                     --
  Warrants.............................................               --                 236,093                     --
                                                             -----------        ----------------             -----------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions...........................      $   333,077              17,683,672             $     0.02
                                                             ===========        ================             ==========


Options to purchase 262,500 shares of common stock at prices ranging from $2.25 to $5.00 per share were outstanding at June 30, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($2.23). The convertible debt did not have a dilutive effect because the amount of interest (net of tax) on a per share basis exceeds basic earnings per share.

ITEM 2:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Total revenues for the three months ended June 30, 1999 were $3,497,000 as compared to $3,632,000 for the same period in 1998. Licenses fees were $1,004,000 for the three months ended June 30, 1999 compared to $2,015,000 in the same period in 1998, as the result of no new sales of the TAS 2000 product modules due to the Company's continued focus on completing the deliveries to the existing TAS 2000 customers. For the three months ended June 30, 1999, maintenance revenues were $1,082,000 compared to $910,000 in the same period of the prior year due to an increased customer base. Professional services revenue contributed $1,411,000 in the three months ended June 30, 1999 compared to $706,000 in the second quarter of 1998 as a result of services completed in the second quarter of 1999 from a contract signed in 1998. Total Classic revenues were $2,354,000 for the three months ended June 30, 1999 as compared to $1,515,000 for the three months ended June 30, 1998. Total TAS 2000 revenues were $1,143,000 for the three months ended June 30, 1999 as compared to $2,117,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, total revenues were $6,968,000 compared to $6,503,000 in the same period of the prior year, an increase of 7%. Total Classic revenues were $4,055,000 for the six months ended June 30, 1999 as compared to $3,259,000 in the same period in 1998. Total TAS 2000 revenues were $2,913,000 for the first six months of 1999 as compared to $3,244,000 in the same period in 1998.

Cost of revenues increased to $2,535,000 and $4,833,000 for the three and six months ended June 30, 1999 as compared to $1,794,000 and $3,208,000 for the same periods in 1998 due to software purchased related to new contracts and an increase in staffing costs for the TAS 2000 product line. Non-cash capitalized software amortization was $159,000 and $279,000 for the three and six months ended June 30, 1999 as compared to $168,000 and $340,000 in the same periods in 1998.

Research and development expenses were $246,000 and $486,000 for the three and six months ended June 30, 1999 compared to $279,000 and $543,000 for the same periods in 1998.

Sales and marketing expenses were $515,000 and $985,000 for the three and six months ended June 30, 1999 as compared to $497,000 and $833,000 in the same periods of 1998 due to a marketing and sales effort to improve the market share of the Company's TAS 2000 product line.

General and administrative expenses decreased to $90,000 and $407,000 in the three and six months ended June 30, 1999 as compared to $447,000 and $864,000 in the same periods in 1998 primarily due to a reduction in bad debt expense as a result of collection of funds reserved for in the fourth quarter of 1998 and legal and accounting fees incurred for the Care Software License sale in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1999, the Company had working capital of $4,381,000 compared to a working capital of $4,587,000 in 1998.

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

In the second area, software products held for sale, the Company has two product lines, TAS 2000 and Classic. TAS 2000, a recently developed product, has been tested and is Y2K ready. Costs incurred in readying this product for the Year 2000 were treated as normal development expenses. For the Classic product line Y2K upgrade, the Company spent approximately $192,000 in order to make the product line Y2K ready. Moreover, the Company's products are often used by its customers in systems that also contain third party products. Therefore, even though the Company's current products may be Year 2000 ready, the failure of such third party products to be Year 2000 ready, or to properly interface with the Company's current products, may result in customer system failure.

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

At this time, the Company does not expect to incur any significant additional expense relating to the Y2K problem and the Company has not budgeted any expenditures accordingly. Since the Company believes that its products are Y2K ready, we do not expect any delays in deliveries of product related to the Y2K problem.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------     ----------------------------------------------------------

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

The Company's exposure to foreign exchange rate fluctuations arises from sales made to a U.K. customer. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company as of June 30, 1999 was a loss of $43,000.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Cover-All Technologies Inc. was held on June 17, 1999 (the "Meeting"). At the Meeting, the stockholders of the Company elected two directors to serve for three-year terms and until their successors have been duly elected and qualified.

         Indicated below are the total votes cast in favor of each director nominee and the total votes withheld:

Director                         Votes For                     Votes Withheld
--------                         ---------                     --------------

Earl Gallegos                    15,225,811                       487,481

Mark D. Johnston                 15,539,075                       174,217



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


                                     COVER-ALL TECHNOLOGIES INC.


Date:   August 13, 1999	             By: /s/ Brian Magowan
                                        ----------------------------------------
                                          Brian Magowan, Chairman and Chief
                                          Executive Officer


Date:   August 13, 1999              By: /s/ John R. Nobel
                                        ----------------------------------------
                                          John R. Nobel, Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

     Exhibit   Description
     -------   -----------

       27      Financial Data Schedule.