Form 10-Q
period 1999-09-30
COVER ALL TECHNOLOGIES INC
filed 1999-11-15
CIK 737300

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 Commission File Number 0-13124
                              -------------------                       --------

                           COVER-ALL TECHNOLOGIES INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               13-2698053
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


           18-01 Pollitt Drive
          Fair Lawn, New Jersey                           07410
     -------------------------------               -------------------
 (Address of principal executive offices)              (Zip code)


Registrant's telephone number, including area code:  (201) 794-4800
                                                   ------------------

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

                Number of shares outstanding at November 8, 1999:

          17,003,672 shares of Common Stock, par value $.01 per share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999.
--------------------------------------------------------------------------------


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

    Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
    and December 31, 1998 (Audited).....................................  3

    Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998 (Unaudited)................  5

    Consolidated Statements of Cash Flows for the nine
    months ended September 30, 1999 and 1998 (Unaudited)................  6

    Notes to Consolidated Financial Statements (Unaudited)..............  7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................ 10

PART II: OTHER INFORMATION.............................................. 13

SIGNATURES ............................................................. 14


                               . . . . . . . . . .

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   1999              1998
                                                                (UNAUDITED)        (AUDITED)
                                                                -----------       -----------
ASSETS:
Current Assets:
   Cash and Cash Equivalents.............................       $   395,460       $ 2,286,610
   Accounts Receivable (Less Allowance for Doubtful
      Accounts of $345,000 and $476,000).................         4,523,736         3,493,192
   Note Receivable-- Related Party.......................         1,406,486           947,413
   Deferred Tax Asset....................................           600,000           400,000
   Prepaid Expenses......................................           339,385           231,442
   Accrued Interest-- Related Party Receivable...........            93,514            52,587
                                                                -----------        ----------

   Total Current Assets..................................         7,358,581         7,411,244
                                                                -----------        ----------

Property and Equipment-- At Cost:
   Furniture, Fixtures and Equipment.....................         3,128,653         2,760,070
   Less:  Accumulated Depreciation.......................        (2,709,254)       (2,557,313)
                                                                ------------       -----------

  Property and Equipment-- Net...........................           419,399           202,757
                                                                -----------        ----------

Note Receivable-- Related Party
   (Net of Unearned Interest of $291,133)................         1,708,867         2,563,147
                                                                -----------        ----------

Capitalized Software (Less Accumulated Amortization of
   $3,045,084 and $2,605,581)............................         1,359,962         1,187,378
                                                                -----------        ----------

Other Assets.............................................            65,878           60,910
                                                                -----------       ----------

   Total Assets..........................................       $10,912,687       $11,425,436
                                                                ===========       ===========

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   1999              1998
                                                                (UNAUDITED)        (AUDITED)
                                                                -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable......................................      $    734,422      $    896,417
   Accrued Liabilities...................................         1,002,045         1,447,025
   Unearned Revenue......................................         1,911,938           865,094
                                                               ------------       -----------

   Total Current Liabilities.............................         3,648,405         3,208,536

Convertible Debentures...................................         3,000,000         3,000,000
                                                               ------------      ------------

   Total Liabilities.....................................         6,648,405         6,208,536
                                                               ------------      ------------

Commitments and Contingencies (note 2)...................                --                --
                                                               ------------       -----------

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized
      30,000,000 Shares, Issued 17,003,672
      and 16,983,672 Shares, Respectively................           170,037           169,837

Capital In Excess of Par Value...........................        26,763,197         26,723,397

Accumulated Deficit......................................       (22,668,952)      (21,676,334)
                                                               ------------      ------------

Total Stockholders' Equity...............................         4,264,282         5,216,900
                                                               ------------      ------------

Total Liabilities and Stockholders' Equity...............      $ 10,912,687      $ 11,425,436
                                                               ============      ============

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

--------------------------------------------------------------------------------
COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------


                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                         ----------------------------     ---------------------------
                                              1999           1998              1999          1998
                                              ----           ----              ----          ----
REVENUES:
    Licenses .........................   $    301,500    $  1,527,105     $ 2,846,435     $ 4,951,494
    Maintenance ......................      1,132,966         956,089       3,235,451       2,761,420
    Professional Services ............        699,584       1,328,009       3,020,184       2,600,850
                                         ------------    ------------     -----------     -----------
    Total Revenues ...................      2,134,050       3,811,203       9,102,070      10,313,764
                                         ------------    ------------     -----------     -----------

COST OF REVENUES:
    Licenses .........................      1,579,215       1,026,898       4,923,304       3,151,508
    Maintenance ......................        405,471         455,157       1,235,249       1,171,774
    Professional Services ............        288,522         155,215         947,325         522,025
                                         ------------    ------------     -----------     -----------
    Total Cost of Revenues ...........      2,273,208       1,637,270       7,105,878       4,845,307
                                         ------------    ------------     -----------     -----------
    Direct Margin ....................       (139,158)      2,173,933       1,996,192       5,468,457
                                         ------------    ------------     -----------     -----------

OPERATING EXPENSES:
    Sales and Marketing ..............        354,612         575,233       1,339,318       1,408,661
    General and Administrative .......        475,795         567,775         882,498       1,432,200
    Research and Development .........        291,356         239,593         777,735         782,434
                                         ------------    ------------     -----------     -----------
    Total Operating Expenses .........      1,121,763       1,382,601       2,999,551       3,623,295
                                         ------------    ------------     -----------     -----------
    Operating Income (Loss) ..........     (1,260,921)        791,332      (1,003,359)    1,845,162
                                         ------------    ------------     -----------     -----------

INTEREST EXPENSE (INCOME):
    Interest Expense .................         98,619          94,437         292,861         281,937
    Interest Income - Related Party
     (Imputed) .......................        (46,757)        (14,563)       (145,720)        (14,563)
    Interest Income ..................         (3,249)        (16,217)        (16,696)        (52,494)
                                         ------------    ------------     -----------     -----------
    Interest Expense (Income) ........         48,613          63,657         130,445         214,880
                                         ------------    ------------     -----------     -----------

    Foreign Currency Transaction
      Gain (Loss) ....................        (16,161)           --           (58,814)           --
                                         ------------    ------------     -----------     -----------
    Income (Loss) Before Income Tax
      Benefit ........................     (1,325,695)        727,675      (1,192,618)      1,630,282

Income Tax Benefit ...................           --              --           200,000            --
                                         ------------    ------------     -----------     -----------

NET INCOME (LOSS) ....................   $ (1,325,695)   $    727,675     $  (992,618)    $ 1,630,282
                                         ============    ============     ===========     ===========

BASIC AND DILUTED EARNINGS (LOSS) PER
    COMMON SHARE .....................   $      (0.08)   $       0.04     $     (0.06)    $      0.10
                                         ============    ============     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING FOR BASIC
    EARNINGS (LOSS) PER COMMON SHARE .     17,000,000      16,982,000      16,997,000      16,920,000
                                         ============    ============     ===========     ===========

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                      1999           1998
                                                                      ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (Loss) from Operations ............................   $  (992,618)   $ 1,630,282
     Adjustments to Reconcile Net Income (Loss) to
        Net Cash Provided From (Used for) Operating Activities:
           Depreciation .......................................       151,941        116,932
           Amortization of Capitalized Software ...............       439,503        504,417
           Provision for Uncollectible Accounts Receivable ....        76,000         40,172
           Imputed Interest Income ............................      (104,793)       (14,563)
           Deferred Tax Asset .................................      (200,000)          --

     Changes in Assets and Liabilities:
        (Increase) Decrease in:
           Accounts Receivable ................................    (1,106,544)    (3,598,654)
           Prepaid Expenses ...................................      (107,943)       (52,251)
           Accrued Interest -- Related Party Note Receivable ..       (40,927)          --
           Other Assets .......................................        (4,968)        (6,400)

        Increase (Decrease) in:
           Accounts Payable ...................................      (161,995)       325,978
           Accrued Liabilities ................................      (444,980)        82,875
           Unearned Revenue ...................................     1,046,844        (90,820)
                                                                  -----------    -----------

     Net Cash (Used For) Operating Activities .................    (1,450,480)    (1,062,032)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Repayment of Notes Receivable - Related Party ............       500,000      1,000,000
     Capital Expenditures .....................................      (368,583)      (109,179)
     Capitalized Software Expenditures ........................      (612,087)      (767,763)
                                                                  -----------    -----------

     Net Cash (Used For) Investing Activities .................      (480,670)       123,058
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Exercise of Stock Options ..................        40,000        309,237
                                                                  -----------    -----------

NET CASH PROVIDED FROM FINANCING ACTIVITIES ...................        40,000        309,237
                                                                  -----------    -----------

CHANGE IN CASH AND CASH EQUIVALENTS ...........................    (1,891,150)      (629,737)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ...............     2,286,610      2,908,167
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD .....................   $   395,460    $ 2,278,430
                                                                  ===========    ===========


                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of September 30, 1999 and the results of their operations for the three and nine month periods ended September 30, 1999 and 1998, and their cash flows for the nine month periods ended September 30, 1999 and 1998. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for a full year.

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

The discounted note is collateralized by unencumbered Cover-All stock owned by Care. The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance of the note. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on such date. As of November 15, 1999 the Care Note agreement was renegotiated to have a maximum 2,500,000 share ceiling.
The Company has received all subsequent payments due under the Care Note, except the $500,000 payment due September 30, 1999, which payment was received on November 12, 1999.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[2] SALE OF STOCK AND PURCHASE AND SALE OF CARE SOFTWARE LICENSE (CONTINUED)

The balance of the undiscounted Care Note at September 30, 1999 is $3,500,000, of which $1,500,000 is classified as currently due, including imputed interest accrued of $93,514. The undiscounted long-term portion of the Care Note at September 30, 1999 of $2,000,000 is shown at $1,708,867, net of unearned interest of $291,133.

[3] INCOME TAXES

An analysis of the components of the income tax provision is as follows:

The income tax provision (benefit) for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                             NINE MONTHS
                                                                 ENDED
                                                          SEPTEMBER 30, 1999
                                                         ---------------------

Computed Federal Statutory Tax (Benefit)...............      $ (405,000)
Related Party Gain Charged to Paid-In-Capital..........              --
Alternative Minimum Tax Liability......................              --
Utilization of Net Operating Loss Carryforward.........              --
Reduction in Deferred Tax Valuation Allowance..........         205,000
                                                             ----------
     ACTUAL PROVISION (BENEFIT)........................      $ (200,000)
     --------------------------                              ==========

The components of the net deferred tax asset and liability were as follows:

                                                              NINE MONTHS
                                                                  ENDED
                                                          SEPTEMBER 30, 1999
                                                         ---------------------
Deferred Tax Assets -- Current:
     Net Operating Loss Carryforward...................      $  471,000
     Accounts Receivable Allowance.....................         138,000
     Reserve for Loss on Disposal......................          51,000
     Vacation Accrual..................................          10,000
     Related Party Gain................................         (70,000)
     Valuation Allowance...............................              --
                                                             ----------
        CURRENT DEFERRED TAX ASSET.....................      $  600,000
        --------------------------                           ==========

Deferred Tax Asset (Liability) -- Long-Term:
     Net Operating Loss Carryforward...................      $8,000,000
     Stock Options.....................................         128,000
     Capitalized Software..............................        (544,000)
     Depreciation and Amortization.....................         168,000
     Related Party Gain................................         (83,000)
     Valuation Allowance...............................      (7,669,000)
                                                             ----------
        LONG-TERM DEFERRED TAX LIABILITY...............      $       --
        --------------------------------                     ==========

The net change (increase) during 1999 in the total valuation allowance is $91,000.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[4] SEGMENT INFORMATION

The following information is presented as a result of the Company adopting Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information."

At September 30, 1999 and 1998, the Company's two business units have distinct management teams and infrastructures that offer different products and services which are evaluated separately in assessing performance and allocating resources. These business units have been reported as two reportable segments, Classic and TAS.

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources.

                                               (DOLLARS IN THOUSANDS)
                                        NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  ----------------------------------------------
                                  CLASSIC       TAS       CARE    CONSOLIDATED
                                  -------       ---       ----    ------------
Revenues....................       5,735       3,367       --         9,102
Operating Profit (Loss).....       2,609      (3,612)      --        (1,003)


                                               (DOLLARS IN THOUSANDS)
                                        NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  ----------------------------------------------
                                  CLASSIC       TAS       CARE    CONSOLIDATED
                                  -------       ---       ----    ------------
Revenues....................       4,676       5,638       --        10,314
Operating Profit (Loss).....       1,810         242     (207)        1,845


[5]  SUBSEQUENT EVENTS

On November 10, 1999, the Company informed a TAS 2000 customer that it was in breach of contract and the Company issued a notice of termination, which termination, under the contract, will be effective on November 25, 1999. Provisions in the contract state that the parties shall first attempt to resolve all disputes by non-binding mediation and if such disputes are not successfully resolved by non-binding mediation, they shall be resolved by binding arbitration. The total amount of the contract is approximately $3,600,000 of which approximately $2,900,000 has been recognized as revenue and of which approximately $1,900,000 remains due and payable. Management believes that the Company complied with all provisions in the contract and accordingly will be successful in any arbitration proceeding.

On November 12, 1999, Brian Magowan, Chairman and Chief Executive Officer, was replaced by the Company and Mark Johnston, Director, was appointed as Chairman and Interim Chief Executive Officer until a new CEO is hired.

In an unrelated matter, Steve Hough, a Director, resigned from the Company's board of directors effective November 15, 1999.

ITEM 2:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Total revenues for the three months ended September 30, 1999 were $2,134,000 as compared to $3,811,000 for the same period in 1998. License fees were $301,000 for the three months ended September 30, 1999 compared to $1,527,000 in the same period in 1998, as a result of no new sales of the TAS 2000 product modules due to the Company's continued focus on completing deliveries to the existing TAS 2000 customers. For the three months ended September 30, 1999 maintenance revenues were $1,133,000 compared to $956,000 in the same period of the prior year due to an increased Classic customer base. Professional services revenue was $700,000 in the three months ended September 30, 1999 compared to $1,328,000 in the third quarter of 1998 as a result of less TAS professional services. Total Classic revenues were $1,681,000 for the three months ended September 30, 1999 as compared to $1,417,000 for the three months ended September 30, 1998. Total TAS 2000 revenues were $453,000 for the three months ended September 30, 1999 as compared to $2,394,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, total revenues were $9,102,000 compared to $10,314,000 in the same period of the prior year. Total Classic revenues were $5,735,000 for the nine months ended September 30, 1999 as compared to $4,676,000 in the same period in 1998. Total TAS 2000 revenues were $3,367,000 for the first nine months of 1999 as compared to $5,638,000 in the same period in 1998.

Cost of sales increased to $2,273,000 and $7,106,000 for the three and nine months ended September 30, 1999 as compared to $1,637,000 and $4,845,000 for the same periods in 1998 due to cost overruns for the TAS 2000 product line. Non-cash capitalized software amortization was $160,000 and $440,000 for the three and nine months ended September 30, 1999 as compared to $165,000 and $504,000 in the same periods in 1998.

Research and development expenses were $291,000 and $778,000 for the three and nine months ended September 30, 1999 compared to $240,000 ad $782,000 for the same periods in 1998.

Sales and marketing expenses were $355,000 and $1,339,000 for the three and nine months ended September 30, 1999 as compared to $575,000 and $1,409,000 in the same periods of 1998 due primarily to a reduction in commission expense as a result of decreased sales.

General and administrative expenses decreased to $476,000 and $882,000 in the three and nine months ended September 30, 1999 as compared to $568,000 and $1,432,000 in the same periods in 1998 due to a reduction in bad debt expense as a result of collection of funds reserved for in the fourth quarter of 1998 as well as legal and accounting fees incurred for the Care Software License sale in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1999, the Company had working capital of $3,710,000 compared to a working capital of $5,310,000 in 1998.

On September 13, 1999, a $2,000,000 line of credit was consummated with Summit Bank.

On November 12, 1999, the Company received the $500,000 Care Note payment due on September 30, 1999 which had been deferred until November 15, 1999.

Although the Company has negative operating cash flows, certain steps have been taken to reduce costs, including a reduction in personnel and consultants. The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs for the Company in 1999.

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

In the first area, the Company has installed a managerial and financial reporting system and a telephone voicemail system which are warranted to be Y2K ready by the vendors. The cost of these systems was approximately $58,000. Therefore, the Company believes that its financial applications currently are capable of functioning without substantial Year 2000 readiness problems. The Company has also completed an assessment of its non-information technology systems and does not believe it will incur significant costs remediating those systems for Y2K readiness.

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

In the fourth area, the Y2K problem creates risk for the Company from unforeseen problems from third party suppliers, vendors and service providers. The Company has identified several major vendors that are important to its operations. The Company has been verbally advised by these vendors regarding its Y2K readiness. The Company does not have extensive electronic interaction with third parties. To the extent that the Company ascertains that its suppliers, vendor and/or service providers will be not Y2K ready, the Company expects to take remedial action such as procuring new suppliers, vendors or service providers whose systems are Y2K ready. There can be no assurance, however, that the Company will be successful in finding such alternative suppliers, vendors or service providers. Such failures of these third parties' computer systems could have a material impact on the Company's ability to conduct its business.

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

The Company's exposure to foreign exchange rate fluctuations arises from sales made to a U.K. customer. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company as of September 30, 1999 was a loss of $59,000.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.
      --------

      10(ee) Letter Agreement amending Secured Promissory Note of Care
             Corporation Limited ("Care"), dated as of March 31, 1998, and Pledge Agreement, by and between Care and the Company, dated as of March 31, 1998.

      10(ff) Amendment to Pledge Agreement, dated as of November 12, 1999 between Care and the Company, amending Pledge Agreement, by and between Care and the Company, dated as of March 31, 1998.

      27.    Financial Data Schedule.

(b)   Reports on Form 8-K.
      -------------------

      None.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COVER-ALL TECHNOLOGIES INC.


Date: November 15, 1999               By: /s/ Mark Johnston
                                         -------------------------------------
                                          Mark Johnston, Chairman and Chief
                                          Executive Officer


Date: November 15, 1999               By: /s/ John R. Nobel
                                         -------------------------------------
                                         John R. Nobel, Chief Financial Officer

                                 Exhibits Index
                                 --------------
Exhibits  Description
--------  -----------

10(ee) Letter Agreement amending Secured Promissory Note of Care Corporation Limited ("Care"), dated as of March 31, 1998, and Pledge Agreement, by and between Care and the Company, dated as of March 31, 1998.

10(ff) Amendment to Pledge Agreement, dated as of November 12, 1999 between Care and the Company, amending Pledge Agreement, by and between Care and the Company, dated as of March 31, 1998.

27.       Financial Data Schedule.