Form 10-K
period 1999-12-31
COVER ALL TECHNOLOGIES INC
filed 2000-04-14
CIK 737300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                         Commission file number 0-13124

                           COVER-ALL TECHNOLOGIES INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                   13-2698053
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
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

     Common Stock,                             NASDAQ SmallCap Market
par value $.01 per share                    Philadelphia Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 4, 2000 was $15,232,000.

Number of shares outstanding at April 4, 2000:

          17,041,172 shares of Common Stock, par value $.01 per share.

                       Documents Incorporated by Reference

The definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 22, 2000, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference in whole or in part for Part III, Items 10, 11, 12 and 13, of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                                     PART I

Item 1. Business

General

      Cover-All Technologies Inc. (the "Company"), a Delaware corporation formed in 1971, is a provider of state-of-the-art software products for the property/casualty insurance industry through its wholly-owned subsidiary, COVER-ALL Systems, Inc., a Delaware corporation ("COVER-ALL").

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

      On November 15, 1999, Mark Johnston succeeded Brian Magowan as the Company's Chairman and Chief Executive Officer. In unrelated matters, Steve Hough, a Director, resigned from the Company's board of directors effective November 15, 1999, and in December 1999, Peter Lynch resigned as President and Chief Operating Officer. On December 20, 1999, the Company hired Mr. John Roblin as the Company's President and Chief Executive Officer and Mark Johnston continued as the Company's non-executive Chairman. On March 28, 2000, Mr. Roblin was elected to the Board of Directors of the Company. In addition, Mr. Nobel departed as Chief Financial Officer in March 2000 and was replaced, on an interim basis, by Mark Johnston. And in February 2000, the Company engaged John Carducci to serve as the Company's Chief Software Architect, and in March 2000, Dalia Ophir, the Company's Chief Technology Officer, departed from the Company.

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

      The Classic product line is a self-contained rating, issuance and transaction management application system utilized in the property/casualty insurance industry. This software was developed using the

Microfocus COBOL language, and the Company has upgraded this product line for use in the Windows 95, Windows 98 and NT operating systems. The Company believes that this software product provides cost-effectiveness and flexibility for self-contained Local Area Network ("LAN") systems. During 1999, the Classic product was also upgraded to utilize a graphical user interface ("GUI") and to operate in an Internet or thin client environment. This feature is especially valuable to customers desiring remote capability. The Classic product is in use in over 70 companies. Total Classic revenues were $7,144,000 for 1999 as compared to $6,708,000 and $6,593,000 for 1998 and 1997, respectively.

      Since 1993, COVER-ALL has been developing its second product line entitled the Total Administrative Solution ("TAS 2000") and, as of December 31, 1998, COVER-ALL completed several modules. TAS 2000 comprises an architecture and a suite of application development tools for property/casualty insurers designed to enable a client-driven re-engineering of an insurer's business processes. TAS 2000 applications run on commodity priced open computer systems and use state-of-the-art client/server software technology provided by Oracle Corporation. Total TAS 2000 revenues were $3,884,000 for 1999, $5,560,000 for 1998 and $1,345,000 for 1997.

      Regarding its software products held for sale, the Company's TAS 2000 product line conforms to "Year 2000" as of December 31, 1997. In 1997 and 1998, the Classic product line was modified to support the "Year 2000."

Product Description

      CLASSIC PRODUCT LINE

      The Classic product line is a set of LAN-based PC software packages designed to automate the rating and issuance tasks in the property and casualty insurance industry. Functionality includes rating and issuance for quoting, new business, mid-term changes, cancellations, reinstatements and renewals. Multiple recipient copies of all relevant documentation for each of these transactions, including quote summaries, declaration pages and mandatory and optional manuscript forms, are printed by the system's print engine. This product life cycle functionality is supported for property and casualty lines of business in a user friendly system.

      The Company believes that the Classic product line brings to the customer many useful functions, features and capabilities. Some are line of business specific and some are line of business independent. These include:

      o     Clear and comprehensive data collection
      o     On-line system level, screen level, and field level help
      o     On-line ISO Commercial Lines Manual Tables and Footnotes
      o     Easy and direct system navigation
      o     Standard Bureau coverages and rates support
      o     Company customized coverages and rates support
      o Fully automated recipient driven issuance of declaration pages, worksheets, ID card, etc., including print preview
      o     Help Desk assistance
      o     Remote diagnostic and fix capabilities

      The Classic products were originally brought to the marketplace in the mid 1980's and subsequently have been enhanced to provide greater functionality and to better utilize newer technology. The Classic product line is based upon several specific proprietary design features.

      COVER-ALL has upgraded the Classic product line to utilize a graphical user interface, or GUI, and modified the system to run as a 32-bit application. This enhancement increases user friendliness and provides customers with an easier integration of peripheral support applications (e.g., imaging, work flow management, etc.). It also includes Internet accessibility.

      TAS 2000 PRODUCT LINE

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

Competitive Products

      The Company believes that its products offer customers certain advantages not available from COVER-ALL's competitors. The Classic product line has significant functionality and can accommodate specific customer requirements while retaining a single source integrated core system, thus making the system cost effective. In addition, the Classic product is distinguished from its competitors in its complete, all-state support of regulatory bureau rates, rules and forms for commercial lines of property/casualty insurance. TAS 2000's architecture is distinguished from competitive offerings by the integrated use of Oracle's relational database and the Designer 2000 and Developer 2000 tool sets. The underlying database and language used for the TAS 2000 products are the Oracle Relational Database Management System and the Oracle Cooperative Development Environment products. These products provide an integrated application environment. Through Oracle's tools, these new products take advantage of the power of the Oracle database. This software allows processing to be centralized, dedicated to specific server(s) or clients or distributed across the network. TAS 2000 product line was developed with an emphasis on quality from the conceptual design stage using Oracle CASE (Computer Aided System Engineering) tools through to the physical coding and testing phases.

      The Classic product line competes primarily with three competitors who are also actively selling LAN-based policy rating and issuance software as well as Internet software used by property/casualty insurance companies.

Marketing

      The Company maintains a sales staff at its principal executive offices in Fair Lawn, New Jersey. The Company also utilizes distributors and outside consultants to market its products. The Company also participates in and displays its software products at trade shows organized by industry trade groups.

Research and Development

      COVER-ALL's business is characterized by rapid technological change. The Company's success will depend, in part, on its ability to keep its products current based on new technologies. Accordingly, the Company must maintain ongoing research and development programs to continually add value to its suite of products, as well as any possible expansion of its product lines. Due to the Company's financial position, it did not incur research and development expenses in 1997. In 1998, the Company resumed research and development expenses, and the Company continued these expenses in 1999. The Company believes that research and development expenditures will continue in the coming year.

      Research and development expenses for COVER-ALL were $1,009,000, $1,186,000 and $-0- for the years ended December 31, 1999, 1998 and 1997, respectively.

Backlog

      The Company has a license, professional services and maintenance backlog of unbilled work of approximately $-0-, $-0- and $4,400,000, respectively, as of December 31, 1999.

Major Customers

      The Classic product line is in use in over 70 companies while the TAS 2000 product line is currently in use in three property/casualty insurance companies. The Company's revenues from major customers (more than 10 percent of total revenues) for the years ended December 31, 1999, 1998 and 1997 as a percentage of total revenue were as follows:

                                Year Ended       Year Ended       Year Ended
                                December 31,     December 31,     December 31,
         Customer                   1999             1998             1997
---------------------------     ------------     ------------     ------------
Inspire Insurance Solutions                                           20%
Sierra Health Services, Inc.        14%
Cornhill Insurance Co.              12%              15%
Employers Reinsurance Corp.         11%              15%
Accident Fund                                        13%

      In 1999, 1998 and 1997, export sales were made to a U.K. customer of approximately $1,336,000, $1,900,000 and $500,000, respectively.

Employees

      The Company had on average 75 employees during 1999. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that relations with its employees are good.

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

      Atlantic Employers Insurance Company, then a CIGNA Property and Casualty company and ISD customer, initially acquired 2,476,547 shares of the Company's common stock, Restructuring Warrants to purchase 1,181,250 shares and received $675,000 in cash as part of the Restructuring. Mr. James R. Stallard, then Vice President of CIGNA Property and Casualty, was designated as a director of the Company under the terms of the Restructuring.

      As part of the Restructuring, the Company had the option, exercisable for a period of six months (from March 1, 1996), to (i) purchase 50% of the 3,256,201 shares for a certain calculated cash price and (ii) acquire 50% of the 1,553,125 Restructuring Warrants at a cash price equal to $1.00 per warrant. On March 31, 1996, the Company assigned this repurchase option to Software Investments Limited ("SIL"), which SIL subsequently exercised. As a result of the issuance of shares the antidilution provisions of the warrants required an adjustment of shares to 1,725,694 from 1,553,125 and a price adjustment to $1.80 from $2.00 per share.

      Also in March 1996, the Company entered into a series of transactions with SIL and Care Corporation Limited ("Care") whereby the Company: (A) sold to SIL for total proceeds of $3,022,391: (i) 1,412,758 shares of the Company's common stock for $2.00 per share, and (ii) five-year warrants (the "SIL Warrants") to purchase an aggregate of 196,875 shares of the Company's common stock, exercisable at $2.00 per share, for $1.00 per SIL Warrant ($196,875), and (B) assigned to SIL the rights it retained in the Restructuring to repurchase within six months shares of the Company's common stock and its rights to purchase from the warrantholders Restructuring Warrants to acquire 776,562 shares of the Company's common stock. As a result of the issuance of these shares, the antidilution provisions of the warrants required an adjustment from 776,562 at $2.00 per share to 862,847 shares at $1.80 per share. SIL exercised these warrants in May 1996, and the Company received approximately $1.6 million in proceeds from this exercise.

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

Item 2. Properties

      The Company's headquarters is located in Fair Lawn, New Jersey where it occupies approximately 36,000 square feet under a lease which expires at May 31, 2000 at a current annual rental expense of approximately $400,000. This facility is currently fully utilized by the Company. The Company is currently negotiating with the landlord to modify and extend the lease to occupy approximately 21,000 square feet until May 31, 2005. The 15,000 square feet of space expected to be discontinued consists of warehouse space, and the Company plans to dispose of certain items currently in such warehouse space and move certain items to an off-site storage facility in order to accommodate its warehouse needs after May 31, 2000.

      The Company believes that its headquarters is well maintained and adequate to meet its needs in the foreseeable future.

Item 3. Legal Proceedings

      On February 23, 2000, COVER-ALL commenced an action against Inspire Insurance Solutions, Inc., a Texas corporation ("Inspire"), in United States District Court, District of New Jersey, claiming $1.5 million in damages for breach of contract stemming from Inspire's failure to make certain maintenance and support payments to COVER-ALL and its anticipatory repudiation of such future payments under the contract.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 1999.

                                     PART II

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

      The quotations below reflect the high and low closing sales prices for the Company's common stock since January 1, 1998.

1999:                                             High         Low
                                                  ----         ---
1st Quarter                                      $3.125       $1.750
2nd Quarter                                       3.000        1.187
3rd Quarter                                       1.937        1.187
4th Quarter                                       2.000        0.812

1998:
1st Quarter                                      $4.625       $3.125
2nd Quarter                                       4.000        2.500
3rd Quarter                                       3.250        1.250
4th Quarter                                       2.500        0.938

      As of April 4, 2000, there were 629 holders of record of the Company's common stock. This number does not include beneficial owners who may hold their shares in street name. The closing sale price for the Company's common stock on April 4, 2000 was $1.187, as reported by the Nasdaq SmallCap Market.

      The Company has not paid any dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. In addition, the purchase agreement governing the Debentures currently prohibits the payment of dividends without the prior written consent of the holder of the Debentures.

      During the year ended December 31, 1999, the Company did not issue any securities which were not registered under the Securities Act of 1933.

      On January 3, 2000, the Company, in a private placement pursuant to
Section 4(2) of the Securities Act of 1933, issued to John Roblin 25,000 shares of common stock in connection with his becoming President and Chief Executive Officer of the Company.

Item 6. Selected Financial Data

      The following selected financial data of the Company have been derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the audited consolidated financial statements, related notes, and other financial information of the Company included herein.

                                             (Dollar amounts in thousands except per share data)
                                                           Years Ended December 31,
                                            -------------------------------------------------------
                                              1999        1998       1997        1996        1995
                                            --------    --------   --------    --------    --------
Statement of Operations Data:
Revenues: ...............................   $ 11,028    $ 12,268   $  7,938    $  5,469    $  4,119
Income (loss) from continuing
   operations before income tax(1) ......     (3,255)        548     (2,640)     (5,608)     (3,544)
Income (loss) from discontinued
   Operations less applicable income
   Taxes/(benefit) of $-0-, $-0-, $-0-,
   $-0- and $-0-, respectively ..........         --          --         --          --      (7,108)
Income (loss) on disposal of discontinued
   Operations, no tax benefit provided ..         --          --         --        (393)       (750)
Net income (loss) .......................     (2,820)        918     (2,640)     (6,001)    (11,402)
Income (loss) per share from continuing
   Operations ...........................       (.17)        .05       (.16)       (.38)       (.41)
Net income (loss) per share .............       (.17)        .05       (.16)       (.40)      (1.33)
Cash dividends per share ................   $     --    $     --   $     --    $     --    $     --

Balance Sheet Data:
Working capital (deficiency) ............   $  1,172    $  4,203   $  1,647    $ (1,293)   $ (8,717)
Total assets ............................      9,147      11,425      8,484       8,243       8,369
Short-term debt .........................         59          --         --          --          --
Stockholders' equity (deficit) ..........      2,437       5,217      2,847       4,911      (6,013)

(1)   Includes a $1,165 ($.14 per share) special charge in 1995.

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

Continuing Operations

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

      Total revenues were $11,028,000 for the year ended December 31, 1999 compared to $12,268,000 for the year ended December 31, 1998, a decrease of 10%. License fees were $2,638,000 for the year ended December 31, 1999 compared to $5,875,000 in the same period in 1998 as a result of no new sales of the TAS 2000 product modules due to the Company's continued focus on completing the deliveries to the existing TAS 2000 customers. For the year ended December 31, 1999, maintenance revenues were $4,371,000 compared to $3,722,000 in the same period of the prior year due to an increased Classic customer base. Professional services revenue contributed $4,019,000 for the year ended December 31, 1999 compared to $2,671,000 for the year 1998 as a result of services completed in 1999 from TAS 2000 contracts signed in 1998.

      Cost of revenues increased to $8,462,000 for the year ended December 31, 1999 as compared to $6,462,000 for 1998 due to cost overruns for the TAS 2000 product line. Non-cash capitalized software amortization was $479,000 for the year ended December 31, 1999 as compared to $785,000 in 1998.

      Research and development expenses in 1999 were $1,009,000 compared to $1,186,000 for the year ended December 31, 1998.

      Sales and marketing expenses decreased to $1,778,000 in 1999 compared to $2,024,000 as of December 31, 1998 due primarily to a reduction in commission expense as a result of decreased sales.

      General and administrative expenses were $1,550,000 in 1999 compared to $1,480,000 for the year ended December 31, 1998. Allowance for Doubtful Accounts increased to $1,240,000 in 1999 from $425,000 for the year ended December 31, 1998 due to an increase in bad debt as a result of funds reserved for the one

TAS 2000 customer that is in breach of contract and for which the Company has issued a notice of termination.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

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

Liquidity and Capital Resources

      At December 31, 1999, the Company had working capital of $1,172,000 compared to a working capital of $4,203,000 in 1998.

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

      The discounted note is collateralized by unencumbered Cover-All common stock owned by Care. The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance of the note; however, the maximum number of shares of common stock that Care is required to pledge as collateral was capped at 2,500,000. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on such date. Based on the market price of the Company's common stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receiving each of the subsequent note installments of $500,000, the number of shares required as collateral was recalculated. On March 28, 2000, the Company received the $500,000 Care note payment due March 31, 2000. Currently, a total of 2,500,000 shares are pledged to the Company as collateral on the note. The carrying value of the note at December 31, 1999 is $2,709,000, without accrued interest.

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

      At December 31, 1999, the Company had approximately $2,800,000, $3,100,000, $10,100,000 and $3,100,000 of federal net operating tax loss carryforwards expiring in 2019, 2012, 2011 and 2010, respectively.

      The Company is seeking alternative financing to insure that its cash balances will be sufficient to meet its normal operating needs and to continue to make significant investment in software development in response to its business opportunities in 2000.

Year 2000 Readiness

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

      To date, the Company's systems and software have not experienced any material disruption due to the onset of the Year 2000, and the Company is unaware of any material problems or issues with the operation of its systems and software as a result of Year 2000 issues. In addition, the Company is unaware of any material problems or issues with critical third party systems and services utilized by the Company. The Company did not incur any significant additional expense relating to the Y2K problem. In anticipation of Y2K, the Company installed a managerial and financial reporting system and a telephone voicemail system which are warranted to be Y2K ready by their respective vendors. The total cost of those systems was approximately $58,000.

      Based on the results to date of the Year 2000 issues of which the Company is aware at this time, the Company does not believe Year 2000 problems will have a material adverse effect on the Company or its operations. No assurance can be given, however, that the Company has been able to identify all potential Year 2000 problems or that if Year 2000 problems are discovered by the Company in the future, it will be able to resolve them satisfactorily and at an affordable cost.

Recent Developments

      The Company is restating its first, second and third quarter 1999 financial statements in order to revise its revenues and operating results contained in those financial statements. These changes were the product of a recent detailed review of the Company's compliance with its revenue recognition and capitalization policies undertaken by new management, and this review uncovered instances where certain costs relating to Cover-All's TAS 2000 development were expensed, rather than appropriately capitalized during these quarterly periods, and certain revenue relating to one of the TAS 2000 components was prematurely attributed to revenues in the first quarter and adjusted accordingly. The overall effect of such revisions to the Company's operating results over the first three quarters of 1999 was an increase in net income of $324,000 or $0.02 per share; a decrease in revenues of $341,000 and an increase in stockholders' equity of $324,000.

      The Company believes that such revisions were both necessary and consistent with generally accepted accounting principles, and the revisions in the Company's books and records are fully reflected in the audited financial statements included herein. The revisions had the following effects: In the first quarter, net income (loss) was reduced from $310,000 or $0.02 per share to $(16,000) or $(0.00) per share; revenues were reduced from $3,471,000 to $3,130,000 and stockholders' equity was decreased from $5,547,000 to $5,221,000. In the second quarter; net income (loss) was increased from $23,000 or $0.00 per share to $251,000 or $0.01 per share and stockholders' equity was decreased from $5,590,000 to $5,492,000. In the third quarter, net income (loss) was increased from $(1,326,000) or $(0.08) per share to $(904,000) or $(0.05) per share and stockholders' equity was increased from $4,264,000 to $4,588,000. Accordingly, the Company will be amending its Forms 10-Q for the first, second and third quarterly periods of 1999 to reflect these revisions.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments.

      Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in a major bank money market account. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

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

      Foreign Currency Risk. The Company earned revenues in the U.K. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

      The Company's exposure to foreign exchange rate fluctuations arises from sales made to a U.K. customer. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 1999 was a loss of $60,000.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data listed in Item 14(a)(1) and (2) are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

      The information called for by Part III (Items 10, 11, 12 and 13) of this Report is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the election of directors at the 2000 Annual Meeting of Stockholders of the Company, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   The following are filed as a part of this report.

      (1)   Financial Statements

            Reference is made to the Index to Financial Statements on Page 20.

      (2)   Financial Statement Schedule

            II - Valuation and qualifying accounts..........................F-25

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

10(a) Warner Insurance Services, Inc. Tax Saver 401(k) Salary Reduction Plan adopted May 31, 1985 and restated as of August 11, 1992 [incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 28, 1993].

10(b)(1) 1994 Stock Option Plan for Independent Directors adopted by the Board of Directors of the Registrant on November 10, 1994 [incorporated by reference to Exhibit 10(n)(1) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(b)(2) Form of Stock Option Agreement under the 1994 Stock Option Plan for Independent Directors [incorporated by reference to Exhibit 10(n)(2) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(c)(1) The 1995 Employee Stock Option Plan, adopted by the Board of Directors of the Registrant on March 22, 1995 [incorporated by reference to Exhibit 10(o)(1) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(c)(2) Form of Incentive Stock Option Agreement under the 1995 Employee Stock Option Plan [incorporated by reference to Exhibit 10(o)(2) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(c)(3) Form of Non-Qualified Stock Option Agreement under the 1995 Employee Stock Option Plan [incorporated by reference to Exhibit 10(o)(3) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(c)(4) The 1995 Employee Stock Option Plan, as amended on April 29, 1997 by the stockholders of the Registrant [incorporated by reference to
            Exhibit 10(o)(4) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(d) Indenture of Lease, dated as of July 1, 1994, between Fair Lawn Industrial Park, Inc. and the Registrant for premises located at 17-01 Pollitt Drive, Fair Lawn, New Jersey [incorporated by reference to Exhibit 10(p)(1) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(e) Lease Agreement, dated as of March 2, 1990, between the Registrant and Polevoy Associates for premises located at 18-01 Pollitt Drive, Fair Lawn, New Jersey [incorporated by reference to Exhibit 10(z) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 24, 1991].

10(f)(1) Restructuring Agreement, dated as of March 1, 1996, by and among the Registrant, Atlantic Employers Insurance Company, Pacific Employers Insurance Company, Electric Insurance Company, The Robert Plan Corporation, Material Damage Adjustment Corporation, Lion Insurance Company, and National Consumer Insurance Company [incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on March 7, 1996].

10(f)(2) Form of Warrant issued by the Registrant pursuant to the Restructuring Agreement listed as Exhibit 10(u)(i) above [incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on March 7, 1996].

10(f)(3) Asset Purchase Agreement, dated as of March 1, 1996, by and among the Registrant, MDA Services, Inc. and The Robert Plan Corporation [incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on March 7, 1996].

10(g)(1) Stock Purchase Agreement, dated as of March 31, 1996, by and among the Registrant, Software Investments Limited and Care Corporation Limited [incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on April 8, 1996].

10(g)(2) Repurchase Rights Assignment, dated as of March 31, 1996, between the Registrant and Software Investments Limited [incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on April 8, 1996].

10(g)(3) Warrant, dated as of March 31, 1996, issued by the Registrant to Software Investments Limited [incorporated by reference to Exhibit
            10.3 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on April 8, 1996].

10(g)(4) Exclusive Software License Agreement, dated as of March 31, 1996, by and among the Registrant, Care Corporation Limited and COVER-ALL Systems, Inc. [incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on April 8, 1996].

10(h) Settlement Agreement dated April 1, 1996 between the Registrant and Clarendon National Insurance Company [incorporated by reference to
            Exhibit 10.5 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on April 8, 1996].

10(i)(1) Convertible Note Purchase Agreement, dated as March 14, 1997, between the Registrant, Software Investments Limited, Atlantic Employers Insurance Company and Roger D. Bensen [incorporated by reference to Registrant's Current Report on Form 8-K (Commission File No. 0-13124) filed on March 24, 1997.

10(i)(2) Form of 12 1/2% Convertible Note issued by Registrant pursuant to the Convertible Note Purchase Agreement listed as Exhibit 10(z)(i) above [incorporated by reference to Exhibit 10(z)(ii) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on April 15, 1997].

10(j)(1) Amendment to Stock Purchase Agreement, dated as of March 14, 1997, among the Registrant, Software Investments Limited and Care Corporation Limited [incorporated by reference to Exhibit 10(aa)(iii) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on April 15, 1997].

10(j)(2) Amendment to Exclusive Software License Agreement, dated as of March 14, 1997, among the Registrant, Care Corporation Limited and, for certain purposes, Cover-All Systems, Inc. [incorporated by reference to Exhibit 10(aa)(iv) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on April 15, 1997].

10(k)(1) Debenture Purchase Agreement, dated as of March 31, 1997, between the Registrant and Sirrom Capital Corporation [incorporated by reference to Exhibit 10(aa)(i) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on April 15, 1997].

10(k)(2) 12 1/2% Convertible Debenture Due March 31, 2002, issued by Registrant to Sirrom Capital Corporation [incorporated by reference to Exhibit 10(aa)(ii) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on April 15, 1997].

10(l)(1) Exclusive Software License Repurchase Agreement, dated March 31, 1998, by and among the Registrant, COVER-ALL Systems, Inc., Care Corporation Limited and Software Investments Limited [incorporated by reference to Exhibit 10(bb)(i) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(l)(2) Secured Promissory Note, dated March 31, 1998, by and between the Registrant, as Holder, and Care Corporation Limited, as Payor [incorporated by reference to Exhibit 10(bb)(ii) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(l)(3) Pledge Agreement, dated March 31, 1998, by and between the Registrant, as Secured Party, and Care Corporation Limited, as Pledgor [incorporated by reference to Exhibit 10(bb)(iii) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(l)(4) Reseller Agreement, dated March 31, 1998, by and between Cover-All Systems, Inc. and Care Corporation Limited [incorporated by reference to Exhibit 10(bb)(iv) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(l)(5) Reseller Agreement, dated March 31, 1998, by and between Cover-all Systems, Inc. and Care Corporation Limited [incorporated by reference to Exhibit 10(bb)(v) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(l)(6) Letter Agreement amending Secured Promissory Note of Care Corporation Limited ("Care"), dated as of September 29, 1999, and Pledge Agreement, by and between Care and the Company, dated as of March 31, 1998 [incorporated by reference to Exhibit 10(ee) to the Registrant's Form 10-Q (Commission File No. 0-13124) filed on November 15, 1999].

10(l)(7) Amendment to Pledge Agreement, dated as of November 12, 1999, by and between Care Corporation Limited and the Registrant [incorporated by reference to Exhibit 10(ff) to the Registrant's Form 10-Q (Commission File No. 0-13124) filed on November 15, 1999].

10(m)(1) Employment Agreement, dated as of January 1, 1998, by and between the Registrant and Dalia Ophir [incorporated by reference to Exhibit
            99.1 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on May 14, 1998].

10(m)(2) Employment Agreement, dated as of March 1, 1998, by and between the Registrant and Peter C. Lynch [incorporated by reference to Exhibit
            99.2 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on May 14, 1998].

10(m)(3) Services Agreement, dated as of March 1, 1998, by and between the Registrant and Turnbury Associates [incorporated by reference to
            Exhibit 99.3 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on May 14, 1998].

*10(n) Separation and Release Letter Agreement, dated February 28, 2000, by and between the Registrant and Brian Magowan.

10(o)(1) Employment Agreement, dated as of March 1, 1999, by and between the Registrant and Peter C. Lynch [incorporated by reference to Exhibit 10(dd)(i) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on March 31, 1999].

10(o)(2) Employment Agreement, dated February 19, 1999, by and between the Registrant and John R. Nobel [incorporated by reference to Exhibit 10(dd)(ii) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on March 31, 1999].

*10(o)(3)   Employment Agreement, dated December 20, 1999, by and between the
            Registrant and John Roblin.

21 Subsidiaries of the Registrant [incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 11, 1996].

*23         Consent of Moore Stephens, P.C.

*27         Financial Data Schedule.

--------------------

*     Filed herewith

      (b)   Reports on Form 8-K

            Current Report on Form 8-K dated November 24, 1999, regarding the announcement (a) of the Registrant's earnings information and results of operations for the Registrant's third quarter, (b) that Mark Johnston succeeded Brian Magowan as the Registrant's Chairman and Chief Executive Officer, and (c) that Summit Bank had terminated its revolving line of credit with the Registrant.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors ............................................. F-1

Consolidated Balance Sheets - December 31, 1999 and 1998 ................... F-2

Consolidated Statements of Operations - Years ended December 31,
1999, 1998 and 1997 ........................................................ F-4

Consolidated Statements of Changes in Stockholders' Equity -
Years ended December 31, 1999, 1998 and 1997 ............................... F-5

Consolidated Statements of Cash Flows - Years ended December 31, 1999,
1998 and 1997 .............................................................. F-6

Notes to Consolidated Financial Statements ................................. F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholder and the Board of Directors of Cover-All Technologies Inc.

            We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K for each of the three years ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. and its subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein for the years ended December 31, 1999, 1998 and 1997.


                                   MOORE STEPHENS, P. C.
                                   Certified Public Accountants.

Cranford, New Jersey
March 20, 2000

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         December 31,
                                                                         ------------
                                                                     1 9 9 9        1 9 9 8
                                                                     -------        -------
Assets:
Current Assets:
   Cash and Cash Equivalents                                      $  1,065,793    $  2,286,610
   Accounts Receivable [Less Allowance for Doubtful Accounts
     of $1,730,249 and $476,000 in 1999 and 1998, Respectively]      2,368,272       3,493,192
   Note Receivable - Related Party                                     959,344         947,413
   Deferred Tax Asset                                                       --         400,000
   Prepaid Expenses                                                    365,194         231,442
   Accrued Interest - Related Party Note Receivable                     40,656          52,587
                                                                  ------------    ------------

   Total Current Assets                                              4,799,259       7,411,244
                                                                  ------------    ------------

Property and Equipment - At Cost:
   Furniture, Fixtures and Equipment                                 3,191,154       2,760,070
   Less: Accumulated Depreciation                                   (2,749,589)     (2,557,313)
                                                                  ------------    ------------

   Property and Equipment - Net                                        441,565         202,757
                                                                  ------------    ------------

Note Receivable - Related Party [Net of Unearned Interest
   of $250,477 and $436,853 in 1999 and 1998, Respectively]          1,749,523       2,563,147
                                                                  ------------    ------------

Capitalized Software [Less Accumulated Amortization of
   $3,084,571 and $2,605,581 in 1999 and 1998, Respectively]         2,097,060       1,187,378
                                                                  ------------    ------------

Other Assets                                                            59,335          60,910
                                                                  ------------    ------------

   Total Assets                                                   $  9,146,742    $ 11,425,436
                                                                  ============    ============

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         December 31,
                                                                         ------------
                                                                    1 9 9 9        1 9 9 8
                                                                    -------        -------
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                              $  1,085,395    $    896,417
   Accrued Liabilities                                                886,850       1,447,025
   Obligation Under Capital Lease                                      59,497              --
   Unearned Revenue                                                 1,595,217         865,094
                                                                 ------------    ------------

   Total Current Liabilities                                        3,626,959       3,208,536
                                                                 ------------    ------------

Long-Term Liabilities:
   Obligation Under Capital Lease                                      82,416              --
   Convertible Debentures                                           3,000,000       3,000,000
                                                                 ------------    ------------

   Total Long-Term Liabilities                                      3,082,416       3,000,000
                                                                 ------------    ------------

   Total Liabilities                                                6,709,375       6,208,536
                                                                 ------------    ------------

Commitments and Contingencies                                              --              --
                                                                 ------------    ------------

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 30,000,000 Shares,
     Issued 17,003,672 and 16,983,672 Shares in 1999 and 1998,
     Respectively                                                     170,037         169,837

   Capital In Excess of Par Value                                  26,763,197      26,723,397

   Accumulated Deficit                                            (24,495,867)    (21,676,334)
                                                                 ------------    ------------

   Total Stockholders' Equity                                       2,437,367       5,216,900
                                                                 ------------    ------------

   Total Liabilities and Stockholders' Equity                    $  9,146,742    $ 11,425,436
                                                                 ============    ============

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                           Y e a r s   e n d e d
                                               ---------------------------------------------
                                                           D e c e m b e r   3 1,
                                               ---------------------------------------------
                                                  1 9 9 9         1 9 9 8        1 9 9 7
                                                  -------         -------        -------
Revenues:
   Licenses                                    $  2,638,190    $  5,875,369    $  3,940,000
   Maintenance                                    4,371,273       3,721,993       2,722,000
   Professional Services                          4,018,684       2,670,720       1,275,573
                                               ------------    ------------    ------------

   Total Revenues                                11,028,147      12,268,082       7,937,573
                                               ------------    ------------    ------------

Costs of Revenues:
   Licenses                                       5,689,998       3,741,154       1,814,907
   Maintenance                                    1,621,056       1,741,528       2,570,512
   Professional Services                          1,150,883         978,927       1,040,581
                                               ------------    ------------    ------------

   Total Costs of Revenues                        8,461,937       6,461,609       5,426,000
                                               ------------    ------------    ------------

   Direct Margin                                  2,566,210       5,806,473       2,511,573
                                               ------------    ------------    ------------

Operating Expenses:
   Sales and Marketing                            1,778,026       2,024,186       1,900,000
   General and Administrative                     1,550,040       1,479,537       2,816,729
   Research and Development                       1,008,770       1,186,164              --
   Allowance for Doubtful Accounts                1,239,843         425,246         172,190
                                               ------------    ------------    ------------

   Total Operating Expenses                       5,576,679       5,115,133       4,888,919
                                               ------------    ------------    ------------

   Operating [Loss] Income                       (3,010,469)        691,340      (2,377,346)
                                               ------------    ------------    ------------

Interest Expense [Income]:
   Interest Expense                                 389,939         377,924         300,593
   Interest Income - Related Party [Imputed]       (186,375)       (117,506)             --
   Interest Income                                  (19,505)       (116,782)        (37,569)
                                               ------------    ------------    ------------

   Total Interest Expense [Income]                  184,059         143,636         263,024
                                               ------------    ------------    ------------

Foreign Currency Transaction [Loss]                 (60,071)             --              --
                                               ------------    ------------    ------------

   [Loss] Income Before Income Tax Benefit       (3,254,599)        547,704      (2,640,370)

Income Tax Benefit                                  435,066         370,000              --
                                               ------------    ------------    ------------

   Net [Loss] Income                           $ (2,819,533)   $    917,704    $ (2,640,370)
                                               ============    ============    ============

Basic and Diluted Earnings [Loss] Per Common
   Share                                       $       (.17)   $        .05    $       (.16)
                                               ============    ============    ============

Weighted Average Number of Common Shares
   Outstanding for Basic Earnings [Loss] Per
   Common Share                                  16,998,000      16,940,000      16,731,000
                                               ============    ============    ============

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------

                                                                                                                         Total
                                                                                                                         -----
                                                              Capital in                                              Stockholders'
                                                              ----------                                              -------------
                                                              Excess of         Accumulated         Treasury             Equity
                                                              ---------         -----------         --------             ------
                                          Common Stock        Par Value           Deficit             Stock             [Deficit]
                                          ------------        ----------          -------             -----              -------
Balance at December 31, 1996              $    173,519       $ 27,258,352       $(19,953,668)      $ (2,567,207)      $  4,910,996

   Exercise of 73,225 Stock Options                732            140,233                 --                 --            140,965
   Retirement of  633,986 Shares of
     Treasury Stock                             (6,340)        (2,560,867)                --          2,567,207                 --
   Compensation Expense for Stock
     Options Issued Below Fair Value                --            435,313                 --                 --            435,313
   Net [Loss]                                       --                 --         (2,640,370)                --         (2,640,370)
                                          ------------       ------------       ------------       ------------       ------------

Balance at December 31, 1997                   167,911         25,273,031        (22,594,038)                --          2,846,904

   Exercise of 192,550 Stock Options             1,926            307,312                 --                 --            309,238
   Buy Back of Software License by
     Related Party [See Note 8]                     --          1,143,054                 --                 --          1,143,054
   Net Income                                       --                 --            917,704                 --            917,704
                                          ------------       ------------       ------------       ------------       ------------

Balance at December 31, 1998                   169,837         26,723,397        (21,676,334)                --          5,216,900

   Exercise of 20,000 Stock Options                200             39,800                 --                 --             40,000
   Net [Loss]                                       --                 --         (2,819,533)                --         (2,819,533)
                                          ------------       ------------       ------------       ------------       ------------

Balance at December 31, 1999              $    170,037       $ 26,763,197       $(24,495,867)      $         --       $  2,437,367
                                          ============       ============       ============       ============       ============

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                    Y e a r s   e n d e d
                                                           -----------------------------------------
                                                                    D e c e m b e r   3 1,
                                                           -----------------------------------------
                                                             1 9 9 9        1 9 9 8        1 9 9 7
                                                             -------        -------        -------
Cash Flows from Operating Activities:
   [Loss] Income from Continuing Operations                $(2,819,533)   $   917,704    $(2,640,370)
   Adjustments to Reconcile Net [Loss] Income to Net
     Cash Provided from [Used for] Operating Activities:
     Depreciation                                              192,276        159,609        182,374
     Amortization of Capitalized Software and Software
       License                                                 478,990        784,724      1,814,893
     Provision for Uncollectible Accounts                    1,239,843        425,246        172,190
     Noncash Compensation Expense on Granting
       of Stock Options                                             --             --        435,313
     Imputed Interest Income                                  (198,307)      (117,506)            --
     Deferred Tax Asset                                        400,000       (400,000)            --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                    (114,923)    (2,683,732)       178,502
       Prepaid Expenses                                       (133,752)       (90,659)      (133,622)
       Accrued Interest - Related Party Note Receivable         11,931        (52,587)            --
       Other Assets                                              1,575         (1,575)         6,846

     Increase [Decrease] in:
       Accounts Payable                                        188,978        325,108        116,429
       Accrued Liabilities                                    (560,175)      (171,651)       (77,228)
       Unearned Revenue                                        730,123        417,961       (734,442)
                                                           -----------    -----------    -----------

   Net Cash [Used For] Continuing Operating
     Activities                                               (582,974)      (487,358)      (679,115)
                                                           -----------    -----------    -----------

Cash Flows from Investing Activities:
   Repayment of Note Receivable - Related Party              1,000,000      1,000,000             --
   Proceeds from Sale of Equipment                                  --             --          3,640
   Capital Expenditures                                       (252,062)      (134,392)        (3,995)
   Capitalized Software Expenditures                        (1,388,672)    (1,309,045)            --
                                                           -----------    -----------    -----------

   Net Cash Provided from [Used For] Investing
     Activities                                               (640,734)      (443,437)          (355)
                                                           -----------    -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from Bridge Financing                                   --             --        750,000
   Payments on Bridge Financing                                     --             --       (750,000)
   Proceeds from Convertible Debentures                             --             --      3,000,000
   Principal Payments on Capital Lease                         (37,109)            --             --
   Proceeds from Exercise of Stock Options                      40,000        309,238        140,965
                                                           -----------    -----------    -----------

   Net Cash Provided from Financing Activities                   2,891        309,238      3,140,965
                                                           -----------    -----------    -----------

   Change in Cash and Cash Equivalents - Forward           $(1,220,817)   $  (621,557)   $ 2,461,495

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                              Y e a r s   e n d e d
                                                     -----------------------------------------
                                                             D e c e m b e r   3 1,
                                                     -----------------------------------------
                                                       1 9 9 9        1 9 9 8        1 9 9 7
                                                       -------        -------        -------
   Change in Cash and Cash Equivalents - Forwarded   $(1,220,817)   $  (621,557)   $ 2,461,495

Cash and Cash Equivalents - Beginning of Years         2,286,610      2,908,167        446,672
                                                     -----------    -----------    -----------

   Cash and Cash Equivalents - End of Years          $ 1,065,793    $ 2,286,610    $ 2,908,167
                                                     ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                        $   389,939    $   377,924    $   206,843
     Income Taxes                                    $        --    $        --    $        --

Supplemental Disclosures of Noncash Investing and Financing Activities:

      In 1997, the Company retired 633,986 shares of its common stock previously held in the treasury.

      In 1998, the Company negotiated a buyback by Care of the Care Software License for $500,000 and a $4,500,000 non-interest bearing note which, when discounted, results in a principal amount of the note of $3,893,054. The difference between the carrying value of the Software License at the time of the transaction [$3,250,000] and the present value of the note and the cash received [$4,393,054] was charged to additional paid-in capital [See Note 8].

      During 1999, the Company entered into a capital lease for computer equipment totaling $179,022.

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies

Description of Business - Cover-All Technologies Inc., through its wholly-owned subsidiaries, licenses and maintains its software products for the property/casualty insurance industry throughout the United States, Puerto Rico and the United Kingdom. COVER-ALL Systems, Inc., a subsidiary, also provides professional consulting services to its customers interested in customizing their software.

Principles of Consolidation - The consolidated financial statements are prepared on the basis of generally accepted accounting principles and include the accounts of Cover-All Technologies Inc. and its wholly-owned subsidiaries [the "Company"]. All material intercompany balances and transactions have been eliminated.

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

Revenue Recognition - Revenue from the sale of software licenses is predominately from standardized software and is recognized when standard software modules are delivered and accepted by the customer, the fee is fixed or determinable and collectibility is probable. Revenue from software maintenance contracts is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

Cash and Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

The Company has $619,000 and $915,000 of repurchase agreements at December 31, 1999 and 1998, respectively, with First Union National Bank. The Company requires that repurchase agreements be collateralized by a least an equal amount of U.S. Treasury securities or U.S. Government agency securities. These agreements are usually placed on an overnight basis.

Risk Concentrations - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The amount of cash at risk at December 31, 1999 and 1998 was approximately $917,900 and $1,115,600, respectively. The Company generally does not require collateral for its financial instruments.

The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. The Company believes no significant concentration of credit risk exists with respect to these investments. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers, principally major insurance companies, who are dispersed across many geographic regions. Three major customers accounted for approximately 54% of the Company's trade accounts receivable portfolio. The Company routinely assesses the financial strength of its customers and based upon factors concerning credit risk, establishes an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

The Company has exposure to foreign currency exchange rate fluctuations arising from sales made to a U.K. customer. The Company has approximately $127,000 and $150,000 subject to such risk at December 31, 1999 and 1998, respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies [Continued]

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

Property and Equipment - Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets. Depreciation expense in 1999, 1998 and 1997 was $192,276, $159,609 and $182,374,
respectively.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective account and any resulting gain or losses reported as income and expense.

Capitalized Software - During 1999 and 1998, qualifying software development costs of $1,388,672 and $1,309,045, respectively, were capitalized and are amortized over a three-year period at the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product. There were no software development costs capitalized during 1997. Amortization expense in 1999, 1998 and 1997 was $478,990, $784,724, and $1,814,893, respectively.

Software License - As more fully described in Note 8, in March of 1996, the Company acquired a software license [the "Care Software License"] by issuing 2,500,000 shares of its common stock and began amortizing such license over a five-year period. In the fourth quarter of 1997, the Company made a strategic decision to allocate its future resources to its TAS and Classic product lines rather than the product line obtained via the Care Software License. In this regard, on March 31, 1998, the Company negotiated the sale of the Care Software License back to the original seller of the license. The Company also acquired the worldwide reseller rights [excluding Australia, New Zealand and the United States] to the Care Software.

Advertising Expense - It is the Company's policy to expense advertising costs as incurred. Advertising expense in 1999, 1998 and 1997 was $291,979, $168,209 and $56,361, respectively.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies [Continued]

Income [Loss] Per Share - Basic earnings [loss] per share is computed by dividing income [loss] available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company's options and warrants were not included in the computation of loss per share for 1999 and 1997 because to do so would have been antidilutive for these years, however, some of the Company's options and warrants did dilute basic earnings per share in 1998 [See Notes 6 and 14].

The dilutive effect of convertible debt is reflected in diluted earnings per share by the application of the if-converted method. The convertible debt did not have a dilutive effect in 1998 because the amount of interest [net of tax] on a per share basis is less than basic earnings per share. The Company's convertible debt does not affect the loss per share calculation for 1999 and 1997 because it would be antidilutive for those years [See Notes 6 and 14]. The convertible debt could potentially dilute basic earnings per share in the future.

Stock-Based Compensation - The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" [APB No. 25] with regard to the accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 123 to employee stock-based compensation.

Reclassifications - Certain 1998 balances have been reclassified to conform with the 1999 presentation.

[2] Litigation

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. Management, after review and consultation with counsel, believes it has meritorious defenses and considers that any liabilities from these matters would not materially affect the consolidated financial position, liquidity or results of operations of the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[3] Obligation Under Capital Lease

In April 1999, the Company acquired equipment under the provisions of a long-term lease. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The lease expires in April 2002. As of December 31, 1999, the leased equipment under capital lease had a cost of $179,022 and accumulated depreciation of $20,888.

Amortization expense on lease assets which is included in depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $20,888, $-0- and $-0-, respectively.

The future minimum lease payments under capital lease and the net present value of the future minimum lease payments as of December 31, 1999, for the next five years and in the aggregate are as follows:

2000                                                 $   68,700
2001                                                     68,700
2002                                                     18,234
2003                                                         --
2004                                                         --
                                                     ----------

Total Minimum Lease Payments                            155,634
Amount Representing Interest                             13,721
                                                     ----------

Present Value of Net Minimum Lease Payments             141,913
Less:  Current Portion                                   59,497
                                                     ----------

   Long-Term Capital Lease Obligation                $   82,416
                                                     ==========

[4] Commitments, Contingencies and Related Party Transactions

Operating Leases - The Company leases approximately 36,000 square feet of office space under a lease which expires in May 2000. The lease includes escalation clauses for increased real estate taxes, insurance and maintenance expenses. The lease provides for a renewal period of five years.

Rent expense was $289,720, $296,014 and $311,240 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company's future minimum rental commitments under its noncancellable operating lease in effect at December 31, 1999 follows: year ending 2000 -- $207,407; thereafter -- none.

Employment Contracts - The Company has employment contracts with certain of its executives with various dates of expiration through the year ending December 31, 2001. Certain of the contracts are automatically renewable from year to year. The aggregate annual commitment for future salaries at December 31, 1999 was approximately $445,000.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[4] Commitments, Contingencies and Related Party Transactions [Continued]

Related Party Transactions - A director of the Company for part of 1997 is a partner in a law firm with which the Company incurred legal expenses of approximately $290,000 in 1997. An attorney associated with the former Chairman provides legal services to the Company for which the Company incurred approximately $15,000, $84,000 and $82,000 in legal costs during 1999, 1998 and 1997, respectively.

In 1997, the Company had entered into (i) an agreement with a consulting firm, in which the former Chairman is a managing partner, to engage the former Chairman and Chief Executive Officer of the Company, pursuant to which, the Company will pay the consulting firm $12,500 per month, plus expenses, five-year options to purchase 400,000 shares of Common Stock, exercisable at $1.25 per share and a bonus payment of $100,000, (ii) an agreement to engage a director of the Company as Chief Financial Officer of the Company on an interim basis by granting him five-year options to purchase 195,000 shares of Common Stock, exercisable at $2.00 per share, representing 30,000 shares for each month during which he was engaged to act as Chief Financial Officer through the end of his contract term of September 30, 1997, and paid him $37,500 through the end of the fiscal year for continuation of his services as interim Chief Financial Officer, and (iii) a consulting agreement with a director of the Company, with a term engagement through January 15, 1998, and providing compensation consisting of a five-year option to purchase 25,000 shares of Common Stock, exercisable at $1.25 per share, with respect to each month during which he performs consulting services and an additional 250,000 shares of Common Stock, exercisable at $1.25 per share, as a result of the Company achieving certain sales goals in the 1997 fiscal year.

In 1998, the Company had renewed its agreement with the consulting firm, pursuant to which the Company paid the consulting firm for the services of the former Chairman and Chief Executive Officer $12,500 per month, plus expenses and a bonus payment of $50,000. In November 1999, the former Chairman and Chief Executive Officer resigned.

In 1999, a director of the Company provided project management services for a fee of approximately $307,000 and the Company paid the current Chairman total consulting fees plus expenses of approximately $58,000.

[5] Income Taxes

An analysis of the components of the income tax provision [benefit] is as follows:

                                                            Y e a r s  e n d e d
                                                    ----------------------------------
                                                            D e c e m b e r  31,
                                                    ----------------------------------
                                                     1 9 9 9      1 9 9 8      1 9 9 7
                                                     -------      -------      -------
Current:
   Federal                                          $      --    $ 545,400    $     --
   State                                                   --       91,000          --
   Utilization of Net Operating Loss Carryforward          --     (606,400)         --
                                                    ---------    ---------    --------

   Totals                                                  --       30,000          --
                                                    ---------    ---------    --------

Deferred:
   Federal                                            340,000     (340,000)         --
   State                                             (775,066)     (60,000)         --
                                                    ---------    ---------    --------

   Totals                                            (435,066)    (400,000)         --
                                                    ---------    ---------    --------

   Net [Benefit]                                    $(435,066)   $(370,000)   $     --
                                                    =========    =========    ========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[5] Income Taxes [Continued]

During 1999, the Company availed itself of a program offered by the State of New Jersey whereby it sold state net operating losses of $11,178,111 for net proceeds of $835,066.

The income tax provision [benefit] for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                             Y e a r s  e n d e d
                                                   ------------------------------------------
                                                             D e c e m b e r  31,
                                                   ------------------------------------------
                                                      1 9 9 9       1 9 9 8        1 9 9 7
                                                      -------       -------        -------
Computed Federal  Statutory Tax [Benefit]          $(1,110,000)   $   186,000    $  (900,000)
Valuation Allowance to Reduce Deferred Tax Asset     1,110,000             --        900,000
Related Party Gain Charged to Paid-in Capital               --        388,638             --
Alternative Minimum Tax Liability                           --         30,000             --
Utilization of Net Operating Loss Carryforward              --       (574,638)            --
Increase [Reduction] in Deferred Tax Valuation
   Allowance                                           400,000       (400,000)            --
Sale of State Net Operating Loss Carryforward         (835,066)            --             --
                                                   -----------    -----------    -----------

   Actual Provision [Benefit]                      $  (435,066)   $  (370,000)   $        --
                                                   ===========    ===========    ===========

The components of the net deferred tax asset and liability were as follows:

                                                       Y e a r s  e n d e d
                                              ------------------------------------------
                                                        D e c e m b e r  31,
                                              ------------------------------------------
                                                1 9 9 9        1 9 9 8        1 9 9 7
                                                -------        -------        -------
Deferred Tax Assets - Current:
   Net Operating Loss Carryforward            $        --    $   154,000    $        --
   Accounts Receivable Allowance                  630,000        157,000         74,000
   Reserve for Loss on Disposal                    32,000        108,000        185,000
   Vacation Accrual                                10,000         21,000         13,000
   Related Party Gain                                  --        (40,000)            --
   Valuation Allowance                           (672,000)            --       (272,000)
                                              -----------    -----------    -----------

   Current Deferred Tax Asset                 $        --    $   400,000    $        --
                                              ===========    ===========    ===========

Deferred Tax Asset [Liability] - Long-Term:
   Net Operating Loss Carryforward            $ 8,240,000    $ 8,000,000    $ 9,000,000
   Stock Options                                  128,000        128,000        174,000
   Capitalized Software                          (840,000)      (475,000)      (265,000)
   Depreciation and Amortization                   70,000         81,000         91,000
   Related Party Gain                                  --       (156,000)            --
   Valuation Allowance                         (7,598,000)    (7,578,000)    (9,000,000)
                                              -----------    -----------    -----------

   Long-Term Deferred Tax Liability           $        --    $        --    $        --
                                              ===========    ===========    ===========

The net change increase [decrease] during 1999 and 1998 in the total valuation allowance is $692,000 and $(1,694,000), respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[5] Income Taxes [Continued]

At December 31, 1999, the Company had approximately $2,800,000, $3,100,000, $10,100,000 and $3,100,000 of federal net operating tax loss carryforwards expiring in 2019, 2012, 2011, and 2010, respectively. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock issued relative to the Restructuring and other stock which may be issued related to the Debentures [See
Note 10] the Company may experience an ownership change and consequently the Company's utilization of its net operating loss carryforwards could be significantly limited.

[6] Stock Option and Stock Purchase Plans

In March 1995, the Company adopted the 1995 Employee Stock Option Plan, which was amended in April, 1997. Options for the purchase of up to 2,000,000 shares may be granted by the Board of Directors to employees of the Company at an exercise price determined by the Board of Directors on the date of grant. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years. At December 31, 1999, 1998 and 1997, 16,775, 201,775 and 341,775 shares, respectively, were available for grant.

On November 15, 1994 the Company adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to directors of the Company who are not employees ["non-employee director"]. Each non-employee director who is serving on "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of Common Stock at the fair market value of Common Stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At December 31, 1999, 1998, 1997, 240,000, 240,000 and 240,000 shares, respectively, were available for grant.

In October 1994, the Company adopted the 1994 Non-Qualified Stock Option Plan for Consultants. Options for the purchase of up to 200,000 shares may be granted by the Board of Directors to any individual who has entered into a written consulting contract with the Company. The non-qualified stock options will have up to a 5 year term from date of grant and will be exercisable at a price and time as determined by the Board of Directors on the date of grant. At December 31, 1999, 1998 and 1997, 105,000, 105,000 and 105,000 shares, respectively, were available for grant.

In June 1991, the Company adopted the Key Employee Stock Option Plan [the "KESO Plan"]. Options for the purchase of up to 721,875 shares may be granted by the Board of Directors to key employees of the Company at an exercise price determined by the type of option granted. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years from the date of grant. The Plan was canceled in April 1997 and 12,500 options remain outstanding at December 31, 1999.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[6] Stock Option and Stock Purchase Plans [Continued]

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

                                                           Weighted-Average
                                                           ----------------
                                                              Remaining        Weighted-Average
                                                              ---------        ----------------
                                 Shares       Per Share    Contractual Life     Exercise Price
                                 ------       ---------    ----------------     --------------
Balance, December 31, 1996       668,825     1.13 - 5.25      2.6 years          $   2.49

   Granted                     1,410,000     1.25 - 3.81      3.9 years              1.48
   Exercised                     (73,225)    1.75 - 2.00                             1.93
   Canceled                     (186,600)    1.38 - 5.25                             2.08

Balance, December 31, 1997     1,819,000     1.13 - 5.00      3.4 years          $   1.70

   Granted                       315,000     2.50 - 4.00      1.4 years              3.27
   Exercised                    (192,550)    1.25 - 2.25                             1.61
   Canceled                     (175,000)    4.00 - 5.00                             4.14
   Expired                      (185,950)    1.13 - 2.00                             1.54

Balance, December 31, 1998     1,580,500     1.25 - 5.00      2.8 years          $   1.77

   Granted                       275,000     1.25 - 1.75      4.9 years              1.30
   Exercised                     (20,000)    2.00 - 2.00                             2.00
   Expired                       (90,000)    1.38 - 2.00                             1.93

Balance, December 31, 1999     1,745,500     1.25 - 5.00      3.1 years          $   1.68

The options granted during 1999 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          Number         Weighted-Average       Weighted-Average
                                                          ------         ----------------       ----------------
                                                          Granted         Exercise Price           Fair Value
                                                          -------         --------------           ----------
Exercise Price at Stock Price                               275,000        $        1.30           $       .92
                                                      =============        =============           ===========

The options granted during 1998 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          Number         Weighted-Average       Weighted-Average
                                                          ------         ----------------       ----------------
                                                          Granted         Exercise Price           Fair Value
                                                          -------         --------------           ----------
Exercise Price Above Stock Price                              150,000      $        4.00           $      1.88
Exercise Price at Stock Price                                 165,000               2.61                  1.31
                                                      ---------------      -------------           -----------

   Totals                                                     315,000      $        3.27           $      1.58
                                                      ===============      =============           ===========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[6] Stock Option and Stock Purchase Plans [Continued]

The options granted during 1997 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          Number         Weighted-Average       Weighted-Average
                                                          ------         ----------------       ----------------
                                                          Granted         Exercise Price           Fair Value
                                                          -------         --------------           ----------
Exercise Price Above Stock Price                              100,000      $        2.00           $       .74
Exercise Price at Stock Price                                 215,000               1.72                  1.10
Exercise Price Below Stock Price                            1,095,000               1.38                  1.38
                                                      ---------------      -------------           -----------

   Totals                                                   1,410,000      $        1.48           $      1.29
                                                      ===============      =============           ===========

Exercisable options at December 31, 1999, 1998 and 1997 were as follows:

                                     Number of               Weighted-Average
                                     ---------               ----------------
December 31,                    Exercisable Options          Exercise Price
------------                    -------------------          --------------

   1999                             1,598,833                $        1.71
   1998                             1,566,500                $        1.76
   1997                             1,582,334                $        1.69

The following table summarizes information about stock options at December 31, 1999:

                                                                                      Exercisable
                                                                                      -----------
                                   Outstanding Stock Options                          Stock Options
                  -----------------------------------------------------    ----------------------------------
                                    Weighted-Average
                                    ----------------
   Range of                            Remaining       Weighted-Average                      Weighted-Average
   --------                            ---------       ----------------                      ----------------
Exercise Prices       Shares       Contractual Life    Exercise Price         Shares         Exercise Price
---------------       ------       ----------------    --------------         ------         --------------
$ 1.25 - $1.75         1,258,000       2.8 Years        $      1.30            1,116,333       $      1.29
$ 1.94 - $2.50           387,500       1.3 Years        $      2.21              387,500       $      2.21
$ 3.75 - $5.00           100,000       2.0 Years        $      4.54               95,000       $      4.59
                  --------------       ---------        -----------        -------------       -----------

                       1,745,500       2.5 Years        $      1.68            1,598,833       $      1.71
                  ==============       =========        ===========        =============       ===========

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price of certain options issued during 1997 was below the market price at the date of grant. Accordingly, compensation expense of $435,313 was recorded in 1997. The exercise price for all stock options issued during 1999 and 1998 was equal to or greater than the market price of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans for fiscal years 1999 and 1998.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[6] Stock Option and Stock Purchase Plans [Continued]

There are approximately 1,100,000 warrants outstanding at December 31, 1998, at a weighted-average exercise price of $1.76.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $.92, $1.58 and $1.29 during 1999, 1998 and 1997, respectively.

Pro forma information regarding net income or loss and net income or loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed under SFAS No. 123, Accounting for Stock Based Compensation. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                                D e c e m b e r  3 1,
                                       -----------------------------------------
                                        1 9 9 9         1 9 9 8        1 9 9 7
                                        -------         -------        -------

Risk-Free Interest Rate                    5.97%           5.60%          6.70%
Expected Life                          3.0 Years       2.0 Years      3.8 Years
Expected Volatility                          81%             85%            88%
Expected Dividends                          None            None           None

The pro forma amounts are indicated below [in thousands, except per share amounts]:

                                                   Y e a r s  e n d e d
                                           ------------------------------------
                                                   D e c e m b e r  31,
                                           ------------------------------------
                                             1 9 9 9      1 9 9 8      1 9 9 7
                                             -------      -------      -------
Net [Loss] Income as Reported              $  (2,820)    $    918    $  (2,640)
Pro Forma Net [Loss] Income                $  (2,915)    $    784    $  (3,787)
Earnings [Loss] Per Share as Reported      $    (.17)    $    .05    $    (.16)
Pro Forma [Loss] Earnings Per Share        $    (.17)    $    .04    $    (.23)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------

[7] Common Stock

On November 17, 1989, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Common Stock. Under certain conditions, each Right shall initially entitle the registered holder thereof to purchase one-fifth of one share of Common Stock at a purchase price of $10.00, subject to adjustment. The Rights will be exercisable only if
(i) a person or group has acquired, or obtained the right to acquire 15% or more of the outstanding shares of Common Stock (other than a person that acquires the stock directly from the Company in a transaction that the Company's independent Directors determine to be in the best interests of the Company and its stockholders] or (ii) following the commencement of a tender offer or exchange offer for 15% or more of the then outstanding shares of Common Stock. Each Right will entitle its holder to receive, upon exercise, Common Stock [or, in certain circumstances, cash, property, or other securities of the Company] having a value equal to two times the purchase price of the Right under certain circumstances, including the acquisition of 20% of the outstanding Common Stock. All rights holders, except the acquiror, may purchase a number of shares of Common Stock equal to $10.00 [subject to adjustment under the terms of the Rights Plan] divided by 50% of the market price of the Company's Common Stock on the date which is ten days after a public announcement by the Company that a person or group has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of Common Stock. In the event that the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, the rights holders may purchase the acquiror's shares at the similar discount.

The Company may redeem the Rights at $.01 each until ten days following the date on which a person or group of affiliated persons has acquired, or obtained the right to acquire, the beneficial ownership of 15% or more of the outstanding shares of Common Stock. The Rights were not redeemed by the Company and expired on December 4, 1999 .

[8] Sale of Stock and Warrants, and Purchase and Sale of Care Software License

On March 31, 1996, the Company entered into a series of transactions with Software Investments Limited ["SIL"] and Care Corporation Limited ["Care"] [SIL and Care are entities related by common ownership] whereby the Company:

[A] sold to SIL for total proceeds of $3,022,391: (i) 1,412,758 shares of the Company's Common Stock for $2.00 per share and (ii) five-year warrants to purchase an aggregate of 196,875 shares of the Company's Common Stock exercisable at $2.00 per share for $1.00 per warrant ($196,875). As a result of the issuance of the 12 1/2% Convertible Debentures discussed in Note 10, the warrants required an adjustment of shares to 206,152 and a price adjustment to $1.91 per share. As of December 31, 1999, no warrants had been exercised.

[B] assigned to SIL the rights to repurchase within six months of March 1, 1996, 1,628,100 shares of the Company's Common Stock for the greater of $3.00 per share or 50 percent of the then market price of the Company's Common Stock and its rights to purchase from the warrant holders for $1.00 per share five-year warrants to acquire 776,562 shares of the Company's Common Stock at $2.00 per share. As a result of the issuance of the above mentioned shares, the antidilution provisions of the Warrants required an adjustment from 776,562 shares at $2.00 per share to 862,847 shares at $1.80 per share. As a result of the issuance of the 12 1/2% Convertible Debentures discussed in Note 10, the Warrants were adjusted to the number of shares purchasable and the exercise price.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------

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

In addition, on March 31, 1996, the Company was granted by Care the exclusive license for the Care software systems for use in the workers' compensation claims administration markets in Canada, Mexico and Central and South America. In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's Common Stock using the $2.00 per share price in [A] above to value the license as $5,000,000 at March 31, 1996. The license agreement was revised on March 14, 1997, and the Company engaged Care as its exclusive sales agent for a monthly fee of $10,000 against commissions of 20%. Depending upon the level of revenue reached, or not reached, under the license agreement, the Company had the right to repurchase all or portions of the shares issued to Care at $.01 per share. The Company also acquired worldwide reseller rights [excluding Australia, New Zealand and the United States] to the Care Software.

In the fourth quarter of 1997, the Company made a strategic decision to allocate its future resources to its TAS and Classic product lines rather than the product line obtained via the Care Software License. In this regard, on March 31, 1998, the Company negotiated a buy back by Care of the Care Software License.

For the buy back of Care Software License by Care, the Company received $500,000 on March 31, 1998, and a $4,500,000 non-interest bearing note, [the "Care Note"] payable in semi-annual installments of $500,000 which, when discounted at 6%, results in a principal amount of the note of $3,893,054. The discounted note is collateralized by unencumbered Cover-All stock owned by Care. The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on the date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. In November 1999, the Board of Directors decided that due to the undue hardship placed upon Care by the pledged share requirement of the pledge agreement given the then current price of the Company's common stock, and because of Care's history of making each of the $500,000 payments on the promissory note in a timely manner, that it would be in the best interests of the Company to agree to allow Care to cap the number of shares of the Company's common stock required to be pledged to the Company pursuant to the pledge agreement to 2,500,000.

In separate but related agreements, Care agreed to grant to the Company certain non-exclusive re-seller rights to the Care software, and the Company agreed to grant to Care certain non-exclusive re-seller rights to the Classic and TAS software.

Based on the above, and due to the related party nature of the Care Software License buy back agreement, the Company has recorded the $1,143,054 difference between the carrying value of the Care Software License at December 31, 1997 of $3,250,000 and the discounted $4,393,054 buy back agreement amount to capital in excess of par value.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------

[8] Sale of Stock and Warrants, and Purchase and Sale of Care Software License [Continued]

The balance of the undiscounted Care Note at December 31, 1999, is $3,000,000, of which $1,000,000 is classified as currently due, including implicit interest accrued of $40,656. The undiscounted long-term portion of the Care Note at December 31, 1999, of $2,000,000 is shown at $1,749,523 net of unearned interest of $250,477.

[9] Supplemental Data

Accrued liabilities consist of the following:

                                                               Years ended
                                                               -----------
                                                               December 31,
                                                               ------------
                                                            1 9 9 9     1 9 9 8
                                                            -------     -------

Accrued Payroll, Benefits, Temporary Help and Consulting  $  405,015  $  751,907
Reserve for Loss on Disposal                                  79,570     270,538
Accrued Software Costs                                            --     103,959
Accrued Interest Costs                                        93,750      93,750
Accrued Professional Fees                                    140,000     124,800
Income Taxes Currently Payable                                    --      30,000
Other                                                        168,515      72,071
                                                          ----------  ----------

   Totals                                                 $  886,850  $1,447,025
                                                          ==========  ==========

[10] Convertible Debentures

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

[11] 401(k) Plan

After completing a year of service and working 1,000 hours, employees age 21 and over are eligible to participate in the Company's Tax Saver 401(k) Salary Reduction Plan. Employees can save 1% to 15% of pay on a pre-tax basis to a current annual maximum of $10,500. The Company matches $.50 for each $1.00 of the first 5% of pay employees elect to defer. Expenses associated with this plan in 1999, 1998 and 1997 were approximately $70,300, $53,200 and $47,900, respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------

[12] Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of its cash and cash equivalents, trade receivables and accounts payables and accrued expenses, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities. Management estimates that the carrying amount of its convertible debentures, based on current rates and terms at which the Company could borrow funds, is approximately $3,000,000 and $3,290,000 at December 31, 1999 and 1998, respectively. The carrying amount of the Care Note [see Note 8] was discounted at its inception [March 31, 1998] at 6% based on the Company's assessment of alternative sources of investments and the risk factors involved with the Care Note. The Company's assessment of these factors at December 31, 1999, would not significantly change the interest rate used to originally discount the Care Note, and therefore management believes the carrying amount approximates its fair value at December 31, 1999.

[13] Segment Information

At December 31, 1999, the Company's two business units have distinct management teams and infrastructures that offer different products and services which are evaluated separately in assessing performance and allocating resources. These business units have been reflected as two reportable segments, Classic and TAS.

Classic - The Classic product line is a self-contained rating, issuance and transaction management application system utilized in the property/casualty insurance industry.

TAS - TAS 2000 comprises an architecture and suite of application development tools for property/casualty insurers designed to enable a client-driven re-engineering of an insurer's business processes.

Care - As more fully discussed in Note 8, in 1996, the Company was granted by Care Corporation Limited the exclusive license for the Care software systems for use in the worker's compensation and group health claims administration markets in Canada, Mexico and Central and South America. The Care software is an integrated suite of computer applications for the administration of claims, processing of workers' compensation. In the fourth quarter of 1997, the Company made a strategic decision to allocate its future resources to its TAS 2000 and Classic product lines rather than the product line via the Care software license. In this regard, on March 31, 1998, the Company negotiated and consummated a buy back by Care of Care software license.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
--------------------------------------------------------------------------------

[13] Segment Information [Continued]

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. Interest income and interest expense are allocated based on revenues.

                                                    (Dollars in Thousands)
                                                  Year ended December 31, 1999
                                       ------------------------------------------------------
                                        Classic         TAS           Care       Consolidated
                                        -------         ---           ----       ------------
Revenues                               $  7,144      $  3,884       $     --       $ 11,028
Operating Profit [Loss]                   1,922        (4,932)            --         (3,010)
Interest Expense                            244           146             --            390
Interest Income                             129            77             --            206
Depreciation and Amortization                63           608             --            671
Capital Expenditures                         74           357             --            431
Capitalized Software Expenditures            --         1,389             --          1,389
Total Assets                              5,925         3,222             --          9,147

                                                    (Dollars in Thousands)
                                                  Year ended December 31, 1998
                                       ------------------------------------------------------
                                        Classic         TAS           Care       Consolidated
                                        -------         ---           ----       ------------
Revenues                               $  6,708      $  5,560       $     --       $ 12,268
Operating Profit [Loss]                   2,039        (1,096)          (252)           691
Interest Expense                            207           161             --            378
Interest Income                             128           106             --            234
Depreciation and Amortization               113           831             --            944
Income Tax Benefit                          146           121             --            370
Capital Expenditures                         61            73             --            134
Capitalized Software Expenditures            --         1,309             --          1,309
Total Assets                              6,247         5,178             --         11,425

                                                  Year ended December 31, 1997
                                       ------------------------------------------------------
                                        Classic         TAS           Care       Consolidated
                                        -------         ---           ----       ------------
Revenues                               $  6,593      $  1,345       $     --       $  7,938
Operating Profit [Loss]                     335        (1,576)        (1,136)        (2,377)
Interest Expense                            250            51             --            301
Interest Income                              32             6             --             38
Depreciation and Amortization               165           832          1,000          1,997
Capital Expenditures                          4            --             --              4
Total Assets                              4,347           887          3,250          8,484

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
--------------------------------------------------------------------------------

[13] Segment Information [Continued]

Major Customers - The Company had a portion of its revenues from three major customers in 1999, four major customers in 1998 and one major customer in 1997:

                                                         Y e a r s   e n d e d
                               ---------------------------------------------------------------------------
                                                         D e c e m b e r   3 1,
                               ---------------------------------------------------------------------------
        Customer                       1 9 9 9                  1 9 9 8                   1 9 9 7
                                       -------                  -------                   -------
                                Classic        TAS       Classic         TAS       Classic         TAS
                                -------        ---       -------         ---       -------         ---
Inspire Insurance Solutions   $       --   $       --   $       --   $       --   $1,583,332   $        --
Accident Fund                         --           --           --    1,654,623           --            --
Cornhill Insurance Co.                --    1,335,559           --    1,892,468           --            --
Employers Reinsurance Corp.    1,245,777           --    1,438,840      400,000           --            --
Sierra Insurance Co.                  --    1,558,572           --    1,001,420           --            --

The following table presents revenues by country based on the location of the use of the product or service:

                                                  (Dollars in Thousands)
                                                  Y e a r s   e n d e d
                                         ---------------------------------------
                                                  D e c e m b e r   3 1,
                                         ---------------------------------------
                                         1 9 9 9         1 9 9 8         1 9 9 7
                                         -------         -------         -------

United Kingdom                           $ 1,336         $ 1,900         $   500
United States                              9,692          10,368           7,438
                                         -------         -------         -------

   Total Sales                           $11,028         $12,268         $ 7,938
                                         =======         =======         =======

[14] Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ["EPS"] computations.

                                                             1 9 9 9        1 9 9 8        1 9 9 7
                                                             -------        -------        -------
Numerator:
   Net [Loss] Income                                      $ (2,819,533)   $    917,704   $ (2,640,370)
Effect of Dilutive Securities:
   Options                                                          --              --             --
   Warrants                                                         --              --             --
                                                          ------------    ------------   ------------

   Numerator for Diluted Earnings [Loss] Per Share        $ (2,819,533)   $    917,704   $ (2,640,370)
                                                          ============    ============   ============

Denominator:
   Weighted Average Number of Common Shares Outstanding
     for Basic Earnings [Loss] Per Common Share             16,998,000      16,940,000     16,731,000
Effect of Dilutive Securities:
   Options                                                          --         689,625             --
   Warrants                                                         --         366,050             --
                                                          ------------    ------------   ------------

   Denominator for Diluted Earnings [Loss] Per
     Common Share                                           16,998,000      17,995,675     16,731,000
                                                          ============    ============   ============

Basic and Diluted Earnings [Loss] Per Share               $       (.17)   $        .05   $       (.16)
                                                          ============    ============   ============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17
--------------------------------------------------------------------------------

[14] Earnings Per Share Disclosures [Continued]

Options to purchase 100,000 shares of common stock at prices ranging from $3.50 to $5.00 per share were outstanding at December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares $(2.62).

[15] New Authoritative Accounting Pronouncements

The Financial Accounting Standard Board ["FASB"] has issued Statement of Financial Accounting Standards No. 133 ["SFAS No. 133, "], "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods.

The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal quarters beginning after June 30, 2000.

                               . . . . . . . . . .

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                   Balance at
                                   ----------
                                    Beginning                                  Balance at
                                    ---------                                  ----------
                                    of Period     Additions    Deductions     End of Period
                                    ---------     ---------    ----------     -------------
Accumulated amortization of
  capitalized software and
  software license:

   Year Ended December 31, 1999    $ 2,605,581   $   478,990   $        --    $ 3,084,571

   Year Ended December 31, 1998    $ 3,570,857   $   784,724   $ 1,750,000    $ 2,605,581

   Year Ended December 31, 1997    $ 1,755,964   $ 1,814,893   $        --    $ 3,570,857

Allowance for Doubtful Accounts:

   Year Ended December 31, 1999    $   476,000   $ 1,239,843   $   (14,406)   $ 1,730,249

   Year Ended December 31, 1998    $   185,610   $   425,246   $   134,856    $   476,000

   Year Ended December 31, 1997    $    43,870   $   172,190   $    30,450    $   185,610

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COVER-ALL TECHNOLOGIES INC.


Date:  April 14, 2000         By: /s/ John Roblin
                                 --------------------------------------------
                                 John Roblin
                                 President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                   Title                               Date
----------                   -----                               ----


/s/ Mark D. Johnston         Chairman of the Board of            April 14, 2000
--------------------------   Directors and Interim Chief
Mark D. Johnston             Financial Officer (Principal
                             Financial Officer)


/s/ John Roblin              President, Chief Executive Officer  April 14, 2000
--------------------------   and Director (Principal Executive
John Roblin                  Officer)


/s/ Earl Gallegos            Director                            April 14, 2000
--------------------------
Earl Gallegos


                             Director                            April ___, 2000
--------------------------
Ian J. Meredith


/s/ James R. Stallard        Director                            April 14, 2000
--------------------------
James R. Stallard

                                  EXHIBIT INDEX

10(n) Separation and Release Letter Agreement, dated February 28, 2000, by and between the Registrant and Brian Magowan.

10(o)(3) Employment Agreement, dated as of December 20, 1999, by and between the Registrant and John Roblin.

23                Consent of Moore Stephens, P.C.

27                Financial Data Schedule.