Form 10-K/A
period 1999-12-31
COVER ALL TECHNOLOGIES INC
filed 2000-05-01
CIK 737300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A

                                 Amendment No. 1

                                       To

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

                      Documents Incorporated by Reference:

                                     None.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following table lists the names of the directors and the nominees for Director, their ages, their current positions with the Company and the expiration date of their term as director of the Company.

                                                                   Term as
                                                                  Director
    Name                                Age        Position        Expires
    ----                                ---        --------        -------
John Roblin *........................    55    President, Chief      2000
                                               Executive
                                               Officer and
                                               Director
Earl Gallegos........................    42    Director              2002
Mark D. Johnston.....................    42    Chairman of the       2002
                                               Board of
                                               Directors and
                                               Interim Chief
                                               Financial Officer
Ian J. Meredith......................    51    Director              2001
James R. Stallard....................    47    Director              2001

----------
* Term of class expires at the Company's next annual meeting.

      John Roblin has served as President and Chief Executive Officer of the Company since December 1999 and as a director since March 2000. Prior to joining the Company, Mr. Roblin was Chief Information Officer and Senior Vice President for CIGNA Property and Casualty, positions he held since 1998. From 1994 until 1998, he was Chief Information Officer and Senior Vice President for Advanta Corporation. Prior to 1994, he was the Chief Information Officer at Chubb & Son, USF&G and Traveler's Personal Lines Division.

      Earl Gallegos was named a director of the Company in March 1997. Mr. Gallegos is a former Executive Vice President of Operations for Pacific Rim Assurance Company. Mr. Gallegos spent seven years working within all aspects of the workers' compensation insurance company. Within the last three years, Mr. Gallegos founded his own consulting firm, Earl Gallegos Management, LLC, in which he performs management consulting within the insurance and software industries. Some of his larger projects include implementation and management of a software system to support a statewide managed care program and the founding of a twenty-four hour managed care company in the state of California. See "Certain Relationships and Related Transactions."

      Mark D. Johnston, currently the Chairman of the Board of Directors and Interim Chief Financial Officer, was elected a director of the Company in 1996. Mr. Johnston has served as the Interim Chief Financial Officer since John R. Nobel resigned from his position as Chief Financial Officer on March 28, 2000. Mr. Johnston also served as Chief Financial Officer in 1997 on an interim basis until Mr. Nobel was named Chief Financial Officer in January 1998. Mr. Johnston is an executive director of Software Investments Limited ("SIL") and Care Corporation Limited ("Care"), both of which are British Virgin Islands corporations.

Mr. Johnston was elected to the Board of Directors pursuant to the terms of a Stock Purchase Agreement dated as of March 31, 1996 among the Company, SIL and Care. Under the Stock Purchase Agreement, the Company agreed to elect Mr. Johnston as a director in the Class of 1996 as the designee of SIL and Care. The Company further agreed that a designee, which may be Mr. Johnston or a successor designated by SIL and Care, shall be included as one of the management nominees for director of the Company at each meeting of stockholders, beginning with the 1996 Annual Meeting, and that if the designee is not elected at the 1996 Annual Meeting or any subsequent annual meeting called for the purpose of reelecting or electing such class of directors, the Company shall, following such meeting, elect the designee to its Board of Directors to serve for a period equal to the remainder of the term of such class of directors and amend its By-Laws to create any vacancy, if required. The Stock Purchase Agreement further stipulates that if, at any time, any designee shall decline or be unable to serve as a director of the Company, another designee shall be elected as a director to fill the vacancy thus created. Each designee shall have all voting and other rights provided to directors of the Company generally. The Company shall be required to comply with the Stock Purchase Agreement for as long as SIL and Care collectively hold an aggregate of 20% or more of the issued and outstanding shares of the Company's Common Stock. See "Certain Relationships and Related Transactions."

      Ian J. Meredith was named a director of the Company in March 1997. Mr. Meredith is the director of business development for Medallist Golf Development Inc. Mr. Meredith was formerly the Chief Executive Officer of International Insurance Technologies, Inc., a software consulting company, where his primary responsibility was to promote marketing and sales of insurance software internationally. Mr. Meredith is a director of Care Systems Corporation, a Delaware corporation and an affiliate of Care ("CSC"), specializing in software and services to the workers' compensation industry in the United States. In 1992, Mr. Meredith, as CEO and Chairman, founded CSC to develop proprietary software for the insurance and employer markets. See "Certain Relationships and Related Transactions."

      James R. Stallard was elected a director of the Company in 1996. Mr. Stallard is a Vice President of ACE USA. From 1994 to 1999, Mr. Stallard was a Vice President at CIGNA Property and Casualty. CIGNA Property and Casualty was purchased by ACE USA in 1999. Mr. Stallard has held a variety of management positions in underwriting, administration and systems in the property and casualty insurance industry for nearly 27 years, and for 21 years was employed by Transamerica Insurance Company (now known as TIG). Mr. Stallard was elected to the Board of Directors of the Company pursuant to a Restructuring Agreement dated as of March 1, 1996 among the Company and several customers and parties to two lawsuits. Under the Restructuring Agreement, the Company agreed to elect to its Board of Directors one designee selected by a majority in amount of the settlement shares issued pursuant to the Restructuring Agreement. Mr. Stallard, as designee, was elected as a director in the Class of 1998 and was reelected at the Company's 1998 Annual Meeting of Stockholders. The Company further agreed that if the designee dies or resigns, his successor will be designated a director. See "Certain Relationships and Related Transactions."

      In addition to Mr. Roblin who is the President and Chief Executive Officer of the Company and Mr. Johnston who is the Interim Chief Financial Officer, John
P. Carducci is Chief Software Architect, Maryanne Z. Gallagher is Senior Vice President and Ann F. Massey is the Secretary of the Company.

      John P. Carducci (age 49) has served as Chief Software Architect since February 2000. Mr. Carducci was Vice President - Data and Business Systems Architecture and Chief of Staff for CIGNA Property and Casualty from 1998 through 1999. Prior to 1998, Mr. Carducci held various development and support positions with Chubb & Son, Inc.

      Maryanne Z. Gallagher (age 38) has served as Senior Vice President since January 2000. From November 1998 until December 1999, Ms. Gallagher served as the Company's Vice President - Customer Service. Ms. Gallagher joined the Company in 1990 and has held various development and support positions in the Classic Division through 1998.

      Ann F. Massey (age 42) has served as the Company's Corporate Secretary since April 1997. In March 1997, Ms. Massey was appointed Controller of the Company and in March 1996, she was appointed Assistant Treasurer of the Company. From 1994 until February 1996, Ms. Massey served as Assistant Controller for the insurance services division of the Company. Prior to 1994, Ms. Massey served as the Company's Accounting Manager.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      The following table lists the current and former directors, officers and beneficial owners of more than 10% of the outstanding Common Stock (each a "Reporting Person") that failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year, the number of late reports, the number of transactions that were not reported on a timely basis and any known failure to file a required Form by each Reporting Person:

                                                                 Known
                                          Transactions          Failures
Reporting Person         Late Reports   Untimely Reported     To File Forms
----------------         ------------   -----------------     -------------
 John Roblin                  1                   0                 1

      Except as set forth above, the Company believes that during the fiscal year ended December 31, 1999, its executive officers, directors and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon a review of reports on Forms 3, 4 and 5 furnished to the Company during, or with respect to, its last fiscal year.

Item 11. Executive Compensation

Executive Compensation

      The following table summarizes all compensation earned or paid to the Company's Chief Executive Officer and each of the Company's other executive officers whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company during the fiscal years ended December 31, 1999, 1998 and 1997.

                                               Annual Compensation               Long Term Compensation
                                      -----------------------------------  --------------------------------
                                                                                   Awards           Payouts
                                                                           ----------------------   -------
                                                                           Restricted  Securities
        Name and                                             Other Annual    Stock     Underlying     LTIP     All Other
   Principal Position       Year      Salary       Bonus     Compensation   Award(s)     Options     Payouts  Compensation
   ------------------       ----      ------       -----     ------------   --------     -------     -------  ------------
John Roblin(1)              1999     $   9,231   $     --    $       --           --    250,000         --         --
  President, Chief          1998            --         --            --           --         --         --         --
  Executive Officer         1997            --         --            --           --         --         --         --
  and Director

Maryanne Z. Gallagher       1999       115,000      7,500            --           --         --         --         --
  Senior Vice President     1998        94,396      5,000            --           --         --         --         --
                            1997        87,226      5,000            --           --     20,000         --         --

Brian Magowan(2)            1999            --         --       131,250(3)
  Former Chairman of        1998            --     50,000(4)    150,000(3)        --         --         --         --
  the Board and Chief       1997            --         --       235,800(5)        --    410,000         --         --
  Executive Officer

Peter C. Lynch(6)           1999       218,192     40,000            --           --         --         --         --
  Former President and      1998       189,992     10,000            --           --         --         --         --
  Chief Operating           1997       178,327         --        17,452(7)        --    145,000         --         --
  Officer

John R. Nobel(8)            1999       129,308         --            --           --     25,000         --         --
  Former Chief Financial    1998       100,269     20,000            --           --     15,000         --         --
  Officer                   1997            --         --            --           --         --         --         --

Dalia Ophir(9)              1999       199,308         --            --           --         --         --         --
  Former Chief              1998       178,646     50,000            --           --    150,000         --         --
  Technology Officer        1997       173,353     40,000        21,287(10)       --     50,000         --         --

----------
(1)   Mr. Roblin commenced employment with the Company on December 20, 1999.

(2)   Mr. Magowan's employment with the Company ended on November 15, 1999.

(3) Represents amounts paid to Turnbury, the consulting firm of which Mr. Magowan is a managing partner, pursuant to the Services Agreement, dated as of March 1, 1998, by and between the Company and Turnbury.

(4) Represents bonus in the amount of $50,000 payable in 1998 but paid in 1999.

(5) Represents amounts paid to Turnbury pursuant to the Consulting Agreement, dated as of June 20, 1995, by and between the Company and Turnbury, as amended on April 29, 1997.

(6)   Mr. Lynch's employment with the Company ended on December 17, 1999.

(7) Represents salary in the amount of $12,375 payable in 1996 but deferred until 1997 and unused vacation in the amount of $5,077.

(8)   Mr. Nobel's employment with the Company ended on March 28, 2000.

(9)   Ms. Ophir's employment with the Company ended on March 30, 2000.

(10) Represents the difference between the outstanding principal amount of $30,000 and accrued interest of $1,487 of an executive loan made by the Company to Ms. Ophir in May 1996, which was forgiven by the Company in August 1997, and deferred salary in the amount of $10,200 originally payable in 1996 and 1997, which was relinquished by Ms. Ophir in August 1997.

Grants and Exercises of Stock Options

      The following table sets forth certain information with respect to stock options granted during the 1999 fiscal year to the executive officers of the Company listed in the Summary Compensation Table. The table also discloses the gain or "spread" that would be realized if the options granted were exercised on the expiration date assuming the Company's stock price had appreciated by the percentage levels indicated annually from the market price on the date of grant.


                                                                                     Potential Realizable Value
                                                                                     at Assumed Annual Rates of
                                                                                      Stock Price Appreciation
                                              Individual Grants                            for Option Term
                           -------------------------------------------------------   ----------------------------
                            Number of     % of Total
                            Securities     Options
                            Underlying     Granted to     Exercise
                             Options      Employees in     Price       Expiration
          Name               Granted      Fiscal Year      ($/Sh)         Date               5%            10%
          ----             -----------   -------------   ----------    -----------         ------        -------
John Roblin                  250,000         90.9%          1.25         12/19/04          87,500        190,000
Maryanne Gallagher             --             --            --             --                  --             --
Brian Magowan                  --             --            --             --                  --             --
Peter C. Lynch                 --             --            --             --                  --             --
John R. Nobel                 25,000          9.1%          1.75         12/27/03          12,000         26,750
Dalia Ophir                    --              --           --             --                  --             --

      The following table sets forth outstanding stock options held by the executive officers of the Company listed in the Summary Compensation Table at December 31, 1999.

                                                                         Number of
                                                                         Securities                Value of
                                                                         Underlying               Unexercised
                                                                        Unexercised              In-the-Money
                                                                         Options at               Options at
                                                                      Fiscal Year-End         Fiscal Year-End(1)
                             Number of                                      (#)                       ($)
                              Shares                                 - - - - - - - - -         - - - - - - - - -
                            Acquired on            Value                Exercisable/             Exercisable/
         Name                Exercise           Realized($)            Unexercisable             Unexercisable
         ----                --------           -----------            -------------             -------------
John Roblin                     --                  --                     0/250,000                   0
Maryanne Gallagher              --                  --                            --                  --
Brian Magowan                   --                  --                     410,000/0                   0
Peter C. Lynch                  --                  --                     187,500/0                   0
John R. Nobel                   --                  --                 18,333/21,667                   0
Dalia Ophir                     --                  --                     165,000/0                   0

----------
(1) Based upon the fair market value of $1 1/4 of the Company's Common Stock on December 31, 1999 on The Nasdaq SmallCap Market.

Employment Agreements of Executive Officers

      On December 20, 1999, the Company entered into an employment agreement with John Roblin, President and Chief Executive Officer of the Company. The employment agreement expires December 31, 2001 and provides for compensation at the annual rate of $240,000 plus bonus, to be increased to $252,000 plus bonus for the period January 1, 2001 through December 31, 2001. In addition, pursuant to the employment agreement, the Company (i) granted Mr. Roblin options to purchase 250,000 shares of the Common Stock, exercisable at the fair market value as of December 20, 1999, $1.25 per share, pursuant to an incentive stock option agreement; (ii) issued Mr. Roblin 25,000 shares of Common Stock; and
(iii) granted Mr. Roblin options to purchase an additional 125,000 shares of Common Stock, exercisable at the fair market value as of February 16, 2000, $1.125 per share, pursuant to an incentive stock option agreement. The employment agreement may be renewed by the Company for a two-year period upon the Company providing written notice of renewal to Mr. Roblin on or before October 1, 2001.

      In March 1997, the Company engaged Brian Magowan as Chief Executive Officer of the Company. Pursuant to a compensation package entered into June 20, 1995 and amended on April 29, 1997, the Company paid Turnbury, the consulting firm of which Mr. Magowan is a managing partner, $12,500 per month, plus expenses, for services rendered by Mr. Magowan. Additionally, the Company granted Mr. Magowan five-year options to purchase 400,000 shares of Common Stock, exercisable at $1.25 per share. As of March 1, 1998, the Company entered into a services agreement with Turnbury, whereby the Company, effective as of January 1, 1998, agreed to continue to retain Mr. Magowan as Chief Executive Officer of the Company. The services agreement expired on December 31, 1998 and provided for a retention fee consisting of an annual fee of $150,000, payable in equal monthly installments, plus a bonus based upon the financial results of the Company. On November 15, 1999, Mr. Magowan resigned from his position with the Company.

      The Company entered into an employment agreement with Peter C. Lynch, dated as of March 1, 1998, whereby the Company agreed to continue to retain Mr. Lynch as President of the Company. The employment agreement expired on February 28, 1999 and provided for compensation of $190,000 plus bonus. The Company entered into a new employment agreement with Mr. Lynch, dated as of March 1, 1999, whereby the Company agreed to continue to retain Mr. Lynch as President of the Company. The March 1, 1999 agreement continued month to month and provided for an annual salary of $210,000 plus bonus. On December 17, 1999, Mr. Lynch resigned from his position with the Company.

      The Company entered into an employment agreement with John R. Nobel, dated as of January 15, 1998, whereby the Company engaged Mr. Nobel as Chief Financial Officer of the Company. The employment agreement expired December 31, 1998 and provided for compensation of $110,000 plus bonus. Additionally, the Company granted Mr. Nobel options to purchase 15,000 shares of Common Stock, exercisable at $3.75 per share. The Company entered into an employment agreement with John
R. Nobel, dated as of February 19, 1999, whereby the Company agreed to retain Mr. Nobel as Chief Financial Officer of the Company. The employment agreement expired December 31, 1999 and provided for compensation of $130,000 plus bonus. Additionally, the Company granted Mr. Nobel options to purchase 25,000 shares of Common Stock, exercisable at $1.75 per share. The employment agreement may be renewed jointly by the Company providing written offer of continued employment upon terms and conditions no less favorable to Mr. Nobel than those set forth in the employment agreement at least ninety (90) days prior to the expiration date and by Mr. Nobel accepting such offer within ten (10) days of the delivery of the offer of renewal by the Company. On March 28, 2000, Mr. Nobel resigned from his position with the Company.

      In January 1998, the Company hired Dalia Ophir as Chief Technology Officer of the Company. The employment agreement expired on December 31, 2000 and provided for compensation at the annual rate of $180,000 (subject to annual increases) plus bonus. The employment agreement was renewable for successive one year terms jointly by the Company and Ms. Ophir by thirty (30) days notice prior to the expiration of the then-current term. The agreement provided Ms. Ophir with incentive stock options to purchase 150,000 shares of Common Stock, exercisable at $4.00 per share, pursuant to the Company's 1995 Employee Stock Option Plan. On June 6, 1998, in a letter agreement from the Company to Ms. Ophir, the Company repriced the option exercise price to $2.50 per share. Ms. Ophir's employment with the Company ended on March 30, 2000.

Compensation Committee Interlocks and Insider Participation

      During fiscal year 1999, the Compensation Committee consisted of Messrs. Magowan and Gallegos. Mr. Magowan served as the Chairman of the Board and Chief Executive Officer of the Company until his employment ended on November 15, 1999. On December 20, 1999, Mr. Roblin replaced Mr. Magowan on the Compensation Committee when Mr. Roblin was hired as the Company's President and Chief Executive Officer. Mr. Gallegos serves as a director of the Company and served as a consultant to the Company for the period of March 1997 to January 1998. Mr. Gallegos is also a principal shareholder of Earl Gallegos Management, LLC, which provides management consulting services to businesses. Earl Gallegos Management, LLC has been a consultant for CSC, a Care affiliate, for the last two years with regard to project management in connection with CSC's contract for technology services to the Bureau of Workers' Compensation for the State of Ohio. Additionally, effective August 1, 1998, Earl Gallegos Management, LLC was requested to provide consulting services for the overall management of CARE Information Services, a division of Care. The engagement ended on February 10, 1999. Pursuant to a Consulting Agreement, dated as of October 26, 1998, between the Company and Earl Gallegos Management, LLC, the Company engaged Earl Gallegos Management, LLC for a six to nine month period to provide project management services for one of the Company's TAS 2000 customers. Pursuant to this Consulting Agreement, which was terminated in 1999, the Company paid Mr. Gallegos' firm $1,100 per day plus expenses.

Compensation of Directors

      In 1999, the Company's outside directors received no compensation for their services as directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table contains information as of March 31, 2000 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each person who is a director of the Company, (iii) the executive officers for whom information is included in the Summary Compensation Table, and (iv) all persons as a group who are directors and executive officers of the Company, and as to the percentage of outstanding shares held by such persons on that date.

                                                                        Amount
                                           Status of                 Beneficially            Percent
        Name and Address                Beneficial Owner               Owned (1)           of Class (2)
        ----------------                ----------------               ---------           ------------
Software Investments Limited           Beneficial Owner of more        1,795,116(3)              8.4%
  Abbot Building                         than 5% of the
  P.O. Box 3186                          Company's Common Stock
  Main Street
  Road Town
  Tortola, British Virgin Islands

Care Corporation Limited               Beneficial Owner of more        2,500,000(4)             11.7%
  Abbot Building                         than 5% of the
  P.O. Box 3186                          Company's Common Stock
  Main Street
  Road Town
  Tortola, British Virgin Islands

Finova Mezzanine Capital Inc.          Beneficial Owner of more        2,400,000(5)             11.2%
  500 Church Street                      than 5% of the
  Suite 200                              Company's Common Stock
  Nashville, TN  37219

Atlantic Employers Insurance Company   Beneficial Owner of more        1,925,046(6)              9.0%
  1601 Chestnut Street                   than 5% of the
  TL44D                                  Company's Common Stock
  Philadelphia, PA 19101


Mark D. Johnston                       Chairman of the Board of          205,000(7)              1.0%
                                         Directors and Interim
                                         Chief Financial Officer

John Roblin                            President, Chief                   50,000                   *
                                         Executive Officer and
                                         Director

John P. Carducci                       Chief Software Architect           15,000(8)                *

Maryanne Z. Gallagher                  Senior Vice President              37,500(9)

Earl Gallegos                          Director                          448,000(10)             2.1%

Ian J. Meredith                        Director                           10,000(11)               *

James R. Stallard                      Director                           10,000(12)               *

                                                                        Amount
                                           Status of                 Beneficially            Percent
        Name and Address                Beneficial Owner               Owned (1)           of Class (2)
        ----------------                ----------------               ---------           ------------
Brian Magowan                          Former Chairman of the            100,000(13)               *
                                         Board of Directors and
                                         Chief Executive Officer

Peter C. Lynch                         Former President and                    0                   *
                                         Chief Operating Officer

John R. Nobel                          Former Chief Financial              6,000                   *
                                         Officer

Dalia Ophir                            Former Chief Technology                 0                   *
                                         Officer

All current directors and executive                                      775,500(14)             3.6%
officers as a group (consisting
of 7 persons)

----------
* Less than one percent.

(1) Includes options exercisable within sixty (60) days of the date as of which beneficial ownership is determined, pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(2) Based upon 17,041,172 total outstanding shares of Common Stock on April 26, 2000, plus shares of Common Stock that may be acquired by the person or group indicated pursuant to any options or warrants exercisable within sixty (60) days.

(3) The Company has been informed by SIL's counsel that SIL beneficially owns 1,795,116 shares of Common Stock, which includes presently exercisable warrants to purchase 106,152 shares of Common Stock at $1.91 per warrant. See "Certain Relationships and Related Transactions."

(4) The Company has been informed by Care's counsel that Care beneficially owns 2,500,000 shares of Common Stock, which are currently pledged to the Company pursuant to a pledge agreement. See "Certain Relationships and Related Transactions."

(5) Represents shares of Common Stock receivable upon conversion of 12.5% Convertible Debenture due March 2002.

(6) Includes presently exercisable warrants to purchase 686,773 shares of Common Stock at $1.72 per warrant. See "Certain Relationships and Related Transactions."

(7) Represents options to purchase 10,000 shares at an exercise price of $4.50 per share pursuant to the Company's 1994 Stock Option Plan for Independent Directors and options to purchase 195,000 shares at an exercise price of $2.00 per share pursuant to the Company's 1995 Employee Stock Option Plan. See "Certain Relationships and Related Transactions."

(8) Represents options to purchase 15,000 shares at an exercise price of $1.25 per share pursuant to the Company's 1994 Non-Qualified Stock Option Plan for Consultants.

(9) Represents options to purchase 37,500 shares at an exercise price of $1.25 per share pursuant to the Company's 1995 Employee Stock Option Plan.

(10) Represents options to purchase 438,000 shares at an exercise price of $1.25 per share pursuant to the Company's 1995 Employee Stock Option Plan and options to purchase 10,000 shares at an exercise price of $2.13 per share pursuant to the Company's 1994 Stock Option Plan for Independent Directors.

(11) Represents options to purchase 10,000 shares at an exercise price of $1.94 per share pursuant to the Company's 1994 Stock Option Plan for Independent Directors.

(12) Represents options to purchase 10,000 shares at an exercise price of $4.50 per share pursuant to the Company's 1994 Stock Option Plan for Independent Directors.

(13) Represents options to purchase 100,000 shares at an exercise price of $1.25 per share pursuant to the Company's 1995 Employee Stock Option Plan.

(14) Includes 725,500 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

Item 13. Certain Relationships and Related Transactions

      In March 1996, the Company entered into a series of agreements which provided for the transfer and discontinuance of its Insurance Services Division ("ISD") operations and the issuance of the Company's Common Stock and warrants to (i) certain customers of the ISD business in exchange for the release of the Company from its obligations to provide insurance services to ISD customers and
(ii) The Robert Plan Corporation in exchange for the settlement and dismissal of lawsuits with The Robert Plan Corporation.

      As part of the restructuring transactions in March 1996 (the "Restructuring"), the Company transferred certain assets, employees, contracts and leased premises relating to its ISD business to a subsidiary of The Robert Plan Corporation, which replaced the Company as the provider of insurance services to the ISD customers. In exchange for settling the lawsuits, releasing the Company's contractual obligations to provide insurance services and executing mutual releases, the Company issued to certain of the ISD customers and certain parties to the litigation: (a) a total of 3,256,201 shares of the Company's Common Stock, (b) five-year warrants (the "Restructuring Warrants") to purchase up to an additional 1,553,125 shares of the Company's Common Stock at $2.00 per share, and (c) cash of $2.5 million. Atlantic Employers Insurance Company, a CIGNA Property and Casualty company and ISD customer, initially acquired 2,476,547 shares of the Company's Common Stock, Restructuring Warrants to purchase 1,181,250 shares and $675,000 in cash as part of the Restructuring, and on March 31, 1999, held 1,238,273 of the shares and 686,773 of the such warrants. Mr. James R. Stallard, former Vice President of CIGNA Property and Casualty, was designated as a director of the Company under the terms of the Restructuring.

      As part of the Restructuring, the Company had the option, exercisable for a period of six months (from March 1, 1996), to (i) purchase 50% of the 3,256,201 shares for a certain calculated cash price, and (ii) acquire 50% of the 1,553,125 Restructuring Warrants at a cash price equal to $1.00 per warrant. On March 31, 1996, the Company assigned this repurchase option to SIL, which SIL subsequently exercised. As a result of the SIL and Care transactions of March 31, 1996 described below, the antidilution provisions of the Restructuring Warrants required an adjustment of shares to 1,725,694 from 1,553,125 and a price adjustment to $1.80 from $2.00 per share. Further, as a result of the issuance of the Debentures to Tandem on March 31, 1997, the remaining Restructuring Warrants required an adjustment of shares to 902,979 and a price adjustment to $1.72 per share.

      Also in March 1996, the Company entered into a series of transactions with SIL and Care whereby the Company: (A) sold to SIL for total proceeds of $3,022,391: (i) 1,412,758 shares of the Company's Common Stock for $2.00 per share, and (ii) five-year warrants (the "SIL Warrants") to purchase an aggregate of 196,875 shares of the Company's Common Stock, exercisable at $2.00 per share, for $1.00 per SIL

Warrant ($196,875), and (B) assigned to SIL the rights it retained in the Restructuring to repurchase within six months shares of the Company's Common Stock and its rights to purchase from the warrant holders Restructuring Warrants to acquire 776,562 shares of the Company's Common Stock. As a result of the issuance of these shares, the antidilution provisions of the Restructuring Warrants required an adjustment from 776,562 shares at $2.00 share to 862,847 shares at $1.80 per share. As a result of the issuance of the Debentures to Tandem on March 31, 1997, the SIL Warrants required an adjustment of shares to 206,152 and a price adjustment to $1.91 per share. On July 31, 1997, SIL assigned 100,000 SIL Warrants to certain private investors.

      On March 31, 1996, the Company was granted by Care the exclusive license for the Care software systems for use in the worker's compensation claims administration markets in Canada, Mexico and Central and South America (the "Care Software License"). In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's Common Stock at $2.00 per share to value the license at $5,000,000 at March 31, 1996. The license agreement was revised on March 14, 1997, and the Company engaged Care as its exclusive sales agent for a monthly fee of $10,000 against commissions of 20%. Depending on the level of revenue reached, or not reached, under the license agreement, the Company had the right to repurchase all or portions of the shares issued to Care at $.01 per share. In accordance with such engagement of Care as the Company's exclusive agent, the Company paid Care approximately $90,000 in 1997 and approximately $30,000 in 1998.

      On March 31, 1998, as a result of a strategic decision by the Company to allocate its future resources to its TAS 2000 and Classic product lines rather than the product line obtained by the Care Software License, the Company negotiated a buy back of the Care Software License. For the buy back of the Care Software License by Care, the Company received $500,000 on March 31, 1998 and a $4,500,000 non-interest bearing note, payable in semi-annual installments of $500,000 which, when discounted at 6%, results in a principal amount of the note of $3,893,054. The discounted note is collateralized by unencumbered Cover-All stock owned by Care and a Care affiliate, SIL. The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on the date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Based on the market price of the Company's Common Stock on September 30, 1998, approximately 3,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. The Company also acquired worldwide reseller rights (excluding Australia, New Zealand and the United States) to the Care software. The Company has received the subsequent payments due under the Care note, including the payment due by March 31, 2000. In November 1999, the Board of Directors decided that due to the hardship placed upon Care by the pledged share requirement of the pledge agreement given the then current price of the Company's Common Stock and to Care's history of making each of the $500,000 payments on the promissory note in a timely manner, it would be in the best interests of the Company to agree to allow Care to cap the number of shares of the Company's Common Stock required to be pledged to the Company pursuant to the pledge agreement to 2,500,000.

      In separate but related agreements, Care agreed to grant to the Company certain nonexclusive reseller rights to the Care Software License, for which the Company is not required to pay a license fee to Care and the Company agreed to grant to Care nonexclusive reseller rights to the TAS 2000 software and the Classic product line, relieving the Company of paying to Care an agency fee, as well as reducing marketing expense to the Company.

      Based on the above, and due to the related party nature of the Care Software License buy back agreement, the Company recorded the $1,143,054 difference between the carrying value of the Care Software License at December 31, 1997 of $3,250,000 and the discounted $4,393,054 buy back agreement amount to capital in excess of par value in the first quarter of 1998.

      The Mirror Trust, a Jersey, Channel Islands Discretionary Settlement, owns a majority interest in the issued capital of both Care and SIL. The ultimate beneficiaries of the Mirror Trust are the Johnston family interests, one of whom, Mark D. Johnston, is a director of the Company. Mr. Johnston is an executive director of Care and SIL. In March 1997, Mark D. Johnston was appointed Chief Financial Officer of the Company on an interim basis and served in such a capacity until January 1998. Upon Mr. Magowan's resignation on November 15, 1999, Mr. Johnston was appointed Chairman of the Board and Chief Executive Officer. Upon Mr. Nobel's resignation on March 28, 2000, Mr. Johnston was appointed Interim Chief Financial Officer. On December 20, 1999, Mr. Johnston was replaced as Chief Executive Officer by John Roblin. Mr. Johnston continues to serve the Company as its non-executive Chairman.

      Ian J. Meredith, a director of the Company, is also a director of Care and of CSC, a Care affiliate, specializing in software and services to the workers' compensation industry in the United States. In 1992, Mr. Meredith, as CEO and Chairman, founded CSC to develop proprietary software for the insurance and employer markets. A company owned by a trust for the benefit of Mr. Meredith's children owns a minority interest in the issued capital of Care. Mr. Meredith has no ownership in and exercises no control with respect to such company.

      In March 1997, the Company engaged Brian Magowan as Chief Executive Officer of the Company with compensation to be paid by the Company to Turnbury Associates, the consulting firm of which Mr. Magowan is a managing partner. On November 15, 1999, Mr. Magowan resigned and Mr. Johnston replaced Mr. Magowan as Chairman and Chief Executive Officer. The Company paid Turnbury approximately $183,000 in the 1999 Fiscal Year for consulting services provided to the Company. The Company paid Mr. Magowan $46,000 in the 1999 Fiscal Year for reimbursement of expenses in connection with his consulting services. The Company paid Mr. Magowan $50,000 in the 1999 Fiscal Year for a 1998 annual performance bonus. See "Compensation of Executive Officers and Directors - Employment Agreements of Executive Officers."

      Earl Gallegos, a director of the Company, is also a principal shareholder of Earl Gallegos Management, LLC, which provides management consulting services to businesses. Earl Gallegos Management, LLC has been a consultant for CSC, a Care affiliate, for the last two years with regard to project management in connection with CSC's contract for technology services to the Bureau of Workers' Compensation for the State of Ohio. Additionally, effective August 1, 1998, Earl Gallegos Management, LLC was requested to provide consulting services for the overall management of CARE Information Services, a division of Care. This engagement ended on February 10, 1999. Pursuant to a Consulting Agreement, dated as of October 26, 1998, between the Company and Earl Gallegos Management, LLC, the Company engaged Earl Gallegos Management, LLC for a six to nine month period to provide project management services for one of the Company's TAS 2000 customers. Pursuant to this Consulting Agreement, which was terminated in 1999, the Company paid Mr. Gallegos' firm $1,100 per day plus expenses. See "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   The following are filed as a part of this report.

      (1)   Financial Statements

            Reference is made to the Index to Financial Statements on Page 31.

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

**23        Consent of Moore Stephens, P.C.

*27         Financial Data Schedule.

--------------------
*     Previously filed
**    Filed herewith

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

                              COVER-ALL TECHNOLOGIES INC.


Date:  April 30, 2000         By: /s/ John Roblin
                                 --------------------------------------------
                                 John Roblin
                                 President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                   Title                               Date
----------                   -----                               ----


/s/ Mark D. Johnston         Chairman of the Board of            April 30, 2000
--------------------------   Directors and Interim Chief
Mark D. Johnston             Financial Officer (Principal
                             Financial Officer)


/s/ John Roblin              President, Chief Executive Officer  April 30, 2000
--------------------------   and Director (Principal Executive
John Roblin                  Officer)


/s/ Earl Gallegos            Director                            April 30, 2000
--------------------------
Earl Gallegos


/s/ Ian J. Meredith          Director                            April 30, 2000
--------------------------
Ian J. Meredith


/s/ James R. Stallard        Director                            April 28, 2000
--------------------------
James R. Stallard

                                  EXHIBIT INDEX

23                Consent of Moore Stephens, P.C.