Form 10-Q/A
period 1999-03-31
COVER ALL TECHNOLOGIES INC
filed 2000-05-08
CIK 737300

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                ----------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999     Commission File Number 0-13124
                               --------------                            -------

                           COVER-ALL TECHNOLOGIES INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                13-2698053
                   --------                                ----------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

              18-01 Pollitt Drive
             Fair Lawn, New Jersey                           07410
             ---------------------                           -----
   (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (201) 794-4800
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

INDEX TO FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 1999

                                EXPLANATORY NOTE

      Cover-All Technologies Inc., a Delaware corporation (the "Company"), hereby amends Items 1 and 2 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q, which was filed with the Securities and Exchange Commission on May 14, 1999. Items 1 and 2 of Part I are hereby amended to reflect the restated financial information of the Company as a result of a recent detailed review of the Company's compliance with its revenue recognition and capitalization policies undertaken by new management. Item 6 of Part II is hereby amended to reflect such restated financial information on the financial data schedule.

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheets as of March 31, 1999 [Unaudited] and
      December 31, 1998 [Audited]............................................  3

      Consolidated Statements of Operations for the three months ended
      March 31, 1999 and 1998 [Unaudited]....................................  5

      Consolidated Statements of Cash Flows for the three months ended
      March 31, 1999 and 1998 [Unaudited]....................................  6

      Notes to Consolidated Financial Statements [Unaudited].................  7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................... 10

PART II - OTHER INFORMATION.................................................. 14

SIGNATURES................................................................... 15

                               . . . . . . . . . .

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                 March 31,      December 31,
                                                                   1999            1998
                                                               ------------    ------------
                                                                (Unaudited)      (Audited)
Assets:
Current Assets:
   Cash and Cash Equivalents ...............................   $  2,155,738    $  2,286,610
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $451,000 and $476,000) ............................      3,980,537       3,493,192
   Note Receivable -- Related Party ........................      1,000,000         947,413
   Deferred Tax Asset ......................................        600,000         400,000
   Prepaid Expenses ........................................        407,220         231,442
   Accrued Interest -- Related Party Receivable ............             --          52,587
                                                               ------------    ------------

   Total Current Assets ....................................      8,143,495       7,411,244
                                                               ------------    ------------

Property and Equipment -- At Cost:
   Furniture, Fixtures and Equipment .......................      2,884,177       2,760,070
   Less:  Accumulated Depreciation .........................     (2,604,343)     (2,557,313)
                                                               ------------    ------------

  Property and Equipment -- Net ............................        279,834         202,757
                                                               ------------    ------------

Note Receivable -- Related Party
   (Net of Unearned Interest of $384,647 and $436,853)            2,115,353       2,563,147
                                                               ------------    ------------

Capitalized Software (Less Accumulated Amortization of
   $2,710,667 and $2,605,581) ..............................      1,539,447       1,187,378
                                                               ------------    ------------

Other Assets ...............................................         67,735          60,910
                                                               ------------    ------------

   Total Assets ............................................   $ 12,145,864    $ 11,425,436
                                                               ============    ============

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                              March 31,        December 31,
                                                                                1999               1998
                                                                            ------------       ------------
                                                                             (Unaudited)         (Audited)
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable ....................................................    $    800,635       $    896,417
   Accrued Liabilities .................................................       1,551,566          1,447,025
   Unearned Revenue ....................................................       1,573,074            865,094
                                                                            ------------       ------------

   Total Current Liabilities ...........................................       3,925,275          3,208,536

Convertible Debentures .................................................       3,000,000          3,000,000
                                                                            ------------       ------------

   Total Liabilities ...................................................       6,925,275          6,208,536
                                                                            ------------       ------------

Commitments and Contingencies ..........................................              --                 --
                                                                            ------------       ------------

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 30,000,000 Shares,
      Issued 16,993,672 and 16,983,672 Shares, Respectively ............         169,937            169,837

Capital In Excess of Par Value .........................................      26,743,297         26,723,397

Accumulated Deficit ....................................................     (21,692,645)       (21,676,334)
                                                                            ------------       ------------

Total Stockholders' Equity .............................................       5,220,589          5,216,900
                                                                            ------------       ------------

Total Liabilities and Stockholders' Equity .............................    $ 12,145,864       $ 11,425,436
                                                                            ============       ============

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                               Three months ended March 31,
                                                             -------------------------------
                                                                 1999               1998
                                                             ------------       ------------
Revenues:
   Licenses ...............................................  $  1,199,555       $  1,409,035
   Maintenance ............................................     1,020,402            895,133
   Professional Services ..................................       909,551            566,788
                                                             ------------       ------------

   Total Revenues .........................................     3,129,508          2,870,956
                                                             ------------       ------------

Cost of Revenues:
   Licenses ...............................................     1,470,072            896,682
   Maintenance ............................................       461,586            341,325
   Professional Services ..................................       350,746            175,893
                                                             ------------       ------------
   Total Cost of Revenues .................................     2,282,404          1,413,900
                                                             ------------       ------------
   Gross Profit ...........................................       847,104          1,457,056
                                                             ------------       ------------

Operating Expenses:
   Sales and Marketing ....................................       469,717            336,183
   General and Administrative .............................       313,799            417,029
   Research and Development ...............................       240,042            264,278
                                                             ------------       ------------

   Total Operating Expenses ...............................     1,023,558          1,017,490
                                                             ------------       ------------

   Operating Income .......................................      (176,454)           439,566
                                                             ------------       ------------

Interest Expense (Income):
   Interest Expense .......................................        95,943             93,750
   Interest Income - Related Party (Imputed) ..............       (52,206)                --
   Interest Income ........................................        (7,055)           (16,675)
                                                             ------------       ------------

   Interest Expense (Income) ..............................        36,682             77,075
                                                             ------------       ------------

   Income Before Income Tax Benefit .......................      (213,136)           362,491

Income Tax Benefit ........................................       196,825                 --
                                                             ------------       ------------

Net Income ................................................  $    (16,311)      $    362,491
                                                             ============       ============

Basic and Diluted Earnings Per
   Common Share ...........................................         (0.00)      $       0.02
                                                             ============       ============

Weighted Average Number of Common
   Shares Outstanding for Basic
   Earnings Per Common Share ..............................    16,987,000         16,814,000
                                                             ============       ============

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                               Three months ended March 31,
                                                                              -----------------------------
                                                                                  1999              1998
                                                                              -----------       -----------
Cash Flows from Operating Activities:
      Income (Loss) from Operations .......................................   $   (16,311)      $   362,491
      Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided From (Used for) Operating Activities:
             Depreciation .................................................        47,030            38,458
             Amortization of Capitalized Software .........................       105,087           171,632
             Imputed Interest Income ......................................       (52,206)               --
             Deferred Tax Asset ...........................................      (200,000)               --

      Changes in Assets and Liabilities:
         (Increase) Decrease in:
             Accounts Receivable ..........................................      (487,345)       (1,775,107)
             Prepaid Expenses .............................................      (175,778)          (95,081)
             Other Assets .................................................        (6,825)           (6,400)

         Increase (Decrease) in:
             Accounts Payable .............................................       (95,783)           94,614
             Accrued Liabilities ..........................................       104,541           153,600
             Unearned Revenue .............................................       707,980           361,983
                                                                              -----------       -----------

      Net Cash (Used For) Operating Activities ............................       (69,610)         (693,810)
                                                                              -----------       -----------

Cash Flows from Investing Activities:
      Repayment of Notes Receivable - Related Party .......................       500,000           500,000
      Capital Expenditures ................................................      (124,107)          (25,222)
      Capitalized Software Expenditures ...................................      (457,155)          (50,000)
                                                                              -----------       -----------

      Net Cash (Used For) Investing Activities ............................       (81,262)          424,778
                                                                              -----------       -----------

Cash Flows from Financing Activities:
      Proceeds from Exercise of Stock Options .............................        20,000           123,925
                                                                              -----------       -----------

Net Cash Provided from Financing Activities ...............................        20,000           123,925
                                                                              -----------       -----------

Change in Cash and Cash Equivalents .......................................      (130,872)         (145,107)

Cash and Cash Equivalents - Beginning of Period ...........................     2,286,610         2,908,167
                                                                              -----------       -----------

Cash and Cash Equivalents - End of Period .................................   $ 2,155,738       $ 2,763,060
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

[3] Income Taxes

An analysis of the components of the income tax provision is as follows:

      The income tax provision (benefit) for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                  Three Months
                                                                     Ended
                                                                 March 31, 1999
                                                                 --------------
Computed Federal Statutory Tax (Benefit) ....................     $        --
Related Party Gain Charged to Paid-In-Capital ...............              --
Alternative Minimum Tax Liability ...........................              --
Utilization of Net Operating Loss Carryforward ..............        (196,825)
Reduction in Deferred Tax Valuation Allowance ...............              --
                                                                  -----------
      Actual Provision (Benefit) ............................     $  (196,825)
                                                                  ===========

The components of the net deferred tax asset and liability were as follows:

                                                                  Three Months
                                                                     Ended
                                                                 March 31, 1999
                                                                 --------------
Deferred Tax Assets -- Current:
      Net Operating Loss Carryforward .......................     $   347,000
      Accounts Receivable Allowance .........................         180,000
      Reserve for Loss on Disposal ..........................          89,000
      Vacation Accrual ......................................          21,000
      Related Party Gain ....................................         (37,000)
      Valuation Allowance ...................................              --
                                                                  -----------
         Current Deferred Tax Asset .........................     $   600,000
                                                                  ===========

Deferred Tax Asset (Liability) -- Long-Term:
      Net Operating Loss Carryforward .......................     $ 7,500,000
      Stock Options .........................................         128,000
      Capitalized Software ..................................        (616,000)
      Depreciation and Amortization .........................         112,000
      Related Party Gain ....................................        (116,000)
      Valuation Allowance ...................................      (7,008,000)
                                                                  -----------
         Long-Term Deferred Tax Liability ...................     $        --
                                                                  ===========

The net change (decrease) during 1999 in the total valuation allowance is $570,000.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

                                                                      (Dollars in Thousands)
                                                                 Three Months ended March 31, 1999
                                                   ----------------------------------------------------------
                                                      Classic          TAS            Care      Consolidated
                                                   -------------  -------------  -------------  -------------
Revenues.....................................          1,701          1,429             --          3,130
Operating Profit (Loss)......................            724           (900)            --           (176)

                                                                      (Dollars in Thousands)
                                                                 Three Months ended March 31, 1998
                                                   ----------------------------------------------------------
                                                      Classic          TAS            Care      Consolidated
                                                   -------------  -------------  -------------  -------------
Revenues.....................................          1,744          1,127             --          2,871
Operating Profit (Loss)......................            841           (300)          (101)           440

[5]  Earnings Per Share Disclosures

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations:

                                                                              For the three months ended
                                                                                    March 31, 1999
                                                               -------------------------------------------------------
                                                                 Income                 Shares               Per Share
                                                               (Numerator)           (Denominator)             Amount
                                                               ------------          ------------         ------------
Basic EPS:
 Income Available to Common
   Stockholders .......................................        $  (16,311)             16,987,000             $   0.00
Effect of Dilutive Securities:
  Options .............................................                --                 637,888                   --
  Warrants ............................................                --                 411,327                   --
                                                               ----------              ----------             --------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions ..........................           (16,311)             18,036,215             $   0.00
                                                               ==========              ==========             ========

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Item 2:

Total revenues for the three months ended March 31, 1999 were $3,130,000 as compared to $2,871,000 for the same period in 1998, an increase of 9%. Licenses fees were $1,200,000 for the three months ended March 31, 1999 compared to $1,409,000 in the same period in 1998, as the result of fewer new Classic license deliveries in the first quarter of 1999 compared to the first quarter of 1998. For the three months ended March 31, 1999, maintenance revenues were $1,020,000 compared to $895,000 in the same period of the prior year due to an increased customer base. Professional services revenue contributed $910,000 in the three months ended March 31, 1999 compared to $567,000 in the first quarter of 1998 as a result of a new contract signed in the fourth quarter of 1998. Total Classic revenues were $1,701,000 for the three months ended March 31, 1999 as compared to $1,744,000 for the three months ended March 31, 1998. Total TAS 2000 revenues were $1,429,000 for the three months ended March 31, 1999 as compared to $1,127,000 for the three months ended March 31, 1998.

Cost of sales increased to $2,282,000 for the three months ended March 31, 1999 as compared to $1,414,000 for the same period in 1998 due to software purchased related to new contracts and an increase in quality control costs. There was no license fee amortization for the three months ended March 31, 1998 due to the sale of the Care Software License back to Care Corporation Limited. Non-cash capitalized software amortization was $105,000 for the three months ended March 31, 1999 as compared to $172,000 in the same period in 1998.

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

Liquidity and Capital Resources

At March 31, 1999, the Company had working capital of $4,218,000 compared to a working capital of $3,761,000 in 1998. The improvement in working capital was due primarily to the recording of a deferred tax asset recognizing the benefit of a net operating loss carryforward as a result of the signing of new contracts.

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

The proposed Interpretation includes the following conclusions:

o Once an option is repriced, that option must be accounted for as a variable plan from the time it is repriced to the time it is exercised. Consequently, the final measurement of compensation expense would occur at the date of exercise.

o Employees would be defined as they are under common law for purposes of applying APB Opinion 25.

o APB Opinion 25 does not apply to outside directors because, by definition, an outside director cannot be an employee. Accordingly, the cost of issuing stock options to outside board members will have to be determined on a fair value basis in accordance with SFAS No. 123, and recorded as an expense in the period of the grant (the service period could be prospective, however).

o Since APB Opinion 25 was issued in 1972, the terms of many "section 423" tax plans have changed from those in existence at the time. Many of those plans now provide that employees can purchase an employer's stock at the lesser of 85 percent of the stock price at the date of grant or 85 percent of the price at the date of exercise. This provision is referred to as a "look-back" option. The FASB decided that plans with a look-back option do not, in and of themselves, create a compensatory plan.

o A subsidiary may account for parent company stock issued to its employees under APB Opinion 25 in their separately issued financial statements, provided the subsidiary is part of the parent's consolidated financial statements.

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

       27.  Restated Financial Data Schedule.

(b)    Reports on Form 8-K.

       None.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COVER-ALL TECHNOLOGIES INC.


Date: May 8, 2000                    By: /s/ Mark Johnston
                                        ----------------------------------------
                                        Mark Johnston, Chairman and Interim
                                        Chief Financial Officer


Date: May 8, 2000                    By: /s/ John Roblin
                                        ----------------------------------------
                                        John Roblin, President and Chief
                                        Executive Officer