Form 10-Q/A
period 1999-06-30
COVER ALL TECHNOLOGIES INC
filed 2000-05-08
CIK 737300

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

For the quarterly period ended June 30, 1999    Commission File Number 0-13124

                           COVER-ALL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-2698053
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

     18-01 Pollitt Drive
    Fair Lawn, New Jersey
    (Address of principal                                07410
      executive offices)                              (Zip code)

Registrant's telephone number, including area code: (201) 794-4800

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

INDEX TO FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 1999.

                                EXPLANATORY NOTE

      Cover-All Technologies Inc., a Delaware corporation (the "Company"), hereby amends Items 1 and 2 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q, which was filed with the Securities and Exchange Commission on August 16, 1999. Items 1 and 2 of Part I are hereby amended to reflect the restated financial information of the Company as a result of a recent detailed review of the Company's compliance with its revenue recognition and capitalization policies undertaken by new management. Item 6 of Part II is hereby amended to reflect such restated financial information on the financial data schedule.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
   and December 31, 1998 (Audited)..................................     3

   Consolidated Statements of Operations for the three and six
   months ended June 30, 1999 and 1998 (Unaudited)..................     5

   Consolidated Statements of Cash Flows for the six
   months ended June 30, 1999 and 1998 (Unaudited)..................     6

   Notes to Consolidated Financial Statements (Unaudited)...........     7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................    10

PART II: OTHER INFORMATION..........................................    13

SIGNATURES..........................................................    14

                               . . . . . . . . .

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                     June 30,      December 31,
                                                       1999           1998
                                                   ------------    ------------
                                                   (Unaudited)      (Audited)
Assets:
Current Assets:
   Cash and Cash Equivalents ....................  $    907,682    $  2,286,610
   Accounts Receivable (Less Allowance for
      Doubtful Accounts of $217,000 and
      $476,000) .................................     5,381,552       3,493,192
   Note Receivable -- Related Party .............       953,243         947,413
   Deferred Tax Asset ...........................       600,000         400,000
   Prepaid Expenses .............................       406,952         231,442
   Accrued Interest -- Related Party Receivable .        46,757          52,587
                                                   ------------    ------------
   Total Current Assets .........................     8,296,186       7,411,244
                                                   ------------    ------------
Property and Equipment -- At Cost:
   Furniture, Fixtures and Equipment ............     3,116,621       2,760,070
   Less:  Accumulated Depreciation ..............    (2,657,076)     (2,557,313)
                                                   ------------    ------------

  Property and Equipment -- Net .................       459,545         202,757
                                                   ------------    ------------

Note Receivable -- Related Party
   (Net of Unearned Interest of $337,890) .......     2,162,110       2,563,147
                                                   ------------    ------------
Capitalized Software (Less Accumulated
Amortization of $2,834,558
    and $2,605,581) .............................     1,763,845       1,187,378
                                                   ------------    ------------
Other Assets ....................................        67,735          60,910

                                                   ------------    ------------
   Total Assets .................................  $ 12,749,421    $ 11,425,436
                                                   ============    ============

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                     June 30,      December 31,
                                                   ------------    ------------
                                                       1999           1998
                                                   (Unaudited)      (Audited)
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable ............................   $  1,122,744    $    896,417
   Accrued Liabilities .........................      1,423,196       1,447,025
   Unearned Revenue ............................      1,711,463         865,094

                                                   ------------    ------------
   Total Current Liabilities ...................      4,257,403       3,208,536

Convertible Debentures .........................      3,000,000       3,000,000

                                                   ------------    ------------
   Total Liabilities ...........................      7,257,403       6,208,536

                                                   ------------    ------------
Commitments and Contingencies ..................             --              --
                                                   ------------    ------------
Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized
      30,000,000 Shares, Issued 17,003,672
      and 16,983,672 Shares,
Respectively ...................................        170,037         169,837

Capital In Excess of Par Value .................     26,763,197      26,723,397

Accumulated Deficit ............................    (21,441,216)    (21,676,334)

                                                   ------------    ------------
Total Stockholders' Equity .....................      5,492,018       5,216,900

                                                   ------------    ------------
Total Liabilities and Stockholders' Equity .....   $ 12,749,421    $ 11,425,436
                                                   ============    ============


                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Three months ended             Six months ended
                                               June 30,                        June 30,
                                     ----------------------------    ----------------------------
                                         1999            1998            1999            1998
                                     ------------    ------------    ------------    ------------
Revenues:
   Licenses ......................   $  1,003,635    $  2,015,354    $  2,203,190    $  3,424,389
   Maintenance ...................      1,082,084         910,198       2,102,486       1,805,331
   Professional Services .........      1,411,048         706,053       2,320,599       1,272,841
                                     ------------    ------------    ------------    ------------
   Total Revenues ................      3,496,767       3,631,605       6,626,275       6,502,561
                                     ------------    ------------    ------------    ------------
Cost of Revenues:
   Licenses ......................      1,630,229       1,227,928       3,100,301       2,124,610
   Maintenance ...................        368,192         375,292         829,778         716,617
   Professional Services .........        308,057         190,917         658,803         366,810
                                     ------------    ------------    ------------    ------------
   Total Cost of Revenues ........      2,306,478       1,794,137       4,588,882       3,208,037
                                     ------------    ------------    ------------    ------------
   Direct Margin .................      1,190,289       1,837,468       2,037,393       3,294,524
                                     ------------    ------------    ------------    ------------
Operating Expenses:
   Sales and Marketing ...........        514,988         497,245         984,706         833,428
   General and Administrative ....         89,731         447,396         406,704         864,425
   Research and Development ......        246,337         278,563         486,379         542,841
                                     ------------    ------------    ------------    ------------
   Total Operating Expenses ......        851,056       1,223,204       1,877,789       2,240,694
                                     ------------    ------------    ------------    ------------
   Operating Income ..............        339,233         614,264         159,604       1,053,830
                                     ------------    ------------    ------------    ------------
Interest Expense (Income):
   Interest Expense ..............         98,300          93,750         194,243         187,500
   Interest Income - Related Party
             (Imputed) ...........        (46,757)             --         (98,963)             --
   Interest Income ...............         (6,393)        (19,602)        (13,448)        (36,277)
                                     ------------    ------------    ------------    ------------
   Interest Expense (Income) .....         45,150          74,148          81,832         151,223
                                     ------------    ------------    ------------    ------------
   Foreign Currency Transaction
             Gain (Loss) .........        (42,653)             --         (42,653)             --
                                     ------------    ------------    ------------    ------------
   Income Before Income Tax
   Benefit .......................        251,430         540,116          35,119         902,607

Income Tax Benefit ...............             --              --         200,000              --

Net Income .......................   $    251,430    $    540,116    $    235,119    $    902,607
                                     ============    ============    ============    ============
Basic and Diluted Earnings Per
   Common Share ..................   $        .01    $        .03    $        .01    $        .05
                                     ============    ============    ============    ============
Weighted Average Number of Common
   Shares Outstanding for Basic
   Earnings Per Common Share .....     17,000,000      16,966,000      16,993,000      16,890,000
                                     ============    ============    ============    ============

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                      Six months ended June 30,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
Cash Flows from Operating Activities:
    Income (Loss) from Operations ................   $   235,119    $   902,607
    Adjustments to Reconcile Net Income (Loss) to
      Net Cash Provided From (Used for) Operating
      Activities:
         Depreciation ............................        99,763         76,288
         Amortization of Capitalized Software ....       228,976        339,832
         Imputed Interest Income .................      (104,793)            --
         Deferred Tax Asset ......................      (200,000)            --

    Changes in Assets and Liabilities:
      (Increase) Decrease in:

         Accounts Receivable .....................    (1,888,360)    (1,952,767)
         Note Receivable-- Short Term-- Related
         Party ...................................            --     (1,000,000)
         Prepaid Expenses ........................      (175,510)        (1,872)
         Accrued Interest-- Related Party Note
         Receivable ..............................         5,830             --
         Other Assets ............................        (6,825)        (6,400)

      Increase (Decrease) in:
         Accounts Payable ........................       226,327        (30,288)
         Accrued Liabilities .....................       (23,829)        44,808
         Unearned Revenue ........................       846,369        270,968
                                                     -----------    -----------
    Net Cash (Used For) Operating Activities .....      (756,933)    (1,356,824)
                                                     -----------    -----------
Cash Flows from Investing Activities:
    Repayment of Notes Receivable - Related Party        500,000             --
    Capital Expenditures .........................      (356,551)       (44,677)

    Capitalized Software Expenditures ............      (805,444)      (126,000)
                                                     -----------    -----------
    Net Cash (Used For) Investing Activities .....      (661,995)      (170,677)
                                                     -----------    -----------
Cash Flows from Financing Activities:
    Proceeds from Sale of Software License .......            --        500,000
    Proceeds from Exercise of Stock Options ......        40,000        298,488
                                                     -----------    -----------
Net Cash Provided from Financing Activities ......        40,000        798,488
                                                     -----------    -----------
Change in Cash and Cash Equivalents ..............    (1,378,928)      (729,013)

Cash and Cash Equivalents - Beginning of Period ..     2,286,610      2,908,167
                                                     -----------    -----------
Cash and Cash Equivalents - End of Period ........   $   907,682    $ 2,179,154
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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

[3] Income Taxes

An analysis of the components of the income tax provision is as follows:

The income tax provision (benefit) for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                     Six Months
                                                                       Ended
                                                                   June 30, 1999
                                                                   -------------
Computed Federal Statutory Tax (Benefit) .....................      $  12,000
Related Party Gain Charged to Paid-In-Capital ................             --
Alternative Minimum Tax Liability ............................             --
Utilization of Net Operating Loss Carryforward ...............        (12,000)
Reduction in Deferred Tax Valuation Allowance ................        200,000
    Actual Provision (Benefit) ...............................      $(200,000)
                                                                    =========

The components of the net deferred tax asset and liability were as follows:

                                                                     Six Months
                                                                       Ended
                                                                   June 30, 1999
                                                                   -------------
Deferred Tax Assets-- Current:
    Net Operating Loss Carryforward ........................      $   470,000
    Accounts Receivable Allowance ..........................           87,000
    Reserve for Loss on Disposal ...........................           70,000
    Vacation Accrual .......................................           10,000
    Related Party Gain .....................................          (37,000)
    Valuation Allowance ....................................               --
                                                                  -----------
      Current Deferred Tax Asset ...........................      $   600,000
                                                                  ===========

Deferred Tax Asset (Liability)-- Long-Term:
    Net Operating Loss Carryforward ........................      $ 7,500,000
    Stock Options ..........................................          128,000
    Capitalized Software ...................................         (706,000)
    Depreciation and Amortization ..........................          184,000
    Related Party Gain .....................................         (116,000)
    Valuation Allowance ....................................       (6,990,000)
                                                                  -----------
      Long-Term Deferred Tax Liability .....................      $        --
                                                                  ===========

The net change (decrease) during 1999 in the total valuation allowance is $588,000.

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

                                           (Dollars in Thousands)
                                       Six Months ended June 30, 1999
                                 Classic        TAS         Care   Consolidated
                                 -------        ---         ----   ------------
Revenues .....................     4,055       2,571           --        6,626
Operating Profit (Loss) ......     2,079      (1,919)          --          160

                                           (Dollars in Thousands)
                                       Six Months ended June 30, 1998
                                 Classic        TAS         Care   Consolidated
                                 -------        ---         ----   ------------
Revenues .....................     3,259       3,244           --        6,503
Operating Profit (Loss) ......     1,440        (220)        (166)       1,054

[5] Earnings Per Share Disclosures

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations:

                                                    For the six months ended
                                                         June 30, 1999
                                             Income          Shares         Per Share
                                           (Numerator)    (Denominator)       Amount
                                           -----------    -------------       ------
Basic EPS:
Income Available to Common
  Stockholders ......................      $  235,119      16,993,230      $      .01
Effect of Dilutive Securities:
  Options ...........................              --         454,349              --
  Warrants ..........................              --         236,093              --
                                           ----------      ----------      ----------
Diluted EPS:
  Income Available to Common
   Stockholders Plus Assumed
     Conversions ....................      $  235,119      17,683,672      $      .01
                                           ==========      ==========      ==========

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total revenues for the three months ended June 30, 1999 were $3,497,000 as compared to $3,632,000 for the same period in 1998. Licenses fees were $1,004,000 for the three months ended June 30, 1999 compared to $2,015,000 in the same period in 1998, as the result of no new sales of the TAS 2000 product modules due to the Company's continued focus on completing the deliveries to the existing TAS 2000 customers. For the three months ended June 30, 1999, maintenance revenues were $1,082,000 compared to $910,000 in the same period of the prior year due to an increased customer base. Professional services revenue contributed $1,411,000 in the three months ended June 30, 1999 compared to $706,000 in the second quarter of 1998 as a result of services completed in the second quarter of 1999 from a contract signed in 1998. Total Classic revenues were $2,354,000 for the three months ended June 30, 1999 as compared to $1,515,000 for the three months ended June 30, 1998. Total TAS 2000 revenues were $1,143,000 for the three months ended June 30, 1999 as compared to $2,117,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, total revenues were $6,626,000 compared to $6,503,000 in the same period of the prior year, an increase of 2%. Total Classic revenues were $4,055,000 for the six months ended June 30, 1999 as compared to $3,259,000 in the same period in 1998. Total TAS 2000 revenues were $2,571,000 for the first six months of 1999 as compared to $3,244,000 in the same period in 1998.

Cost of revenues increased to $2,306,000 and $4,589,000 for the three and six months ended June 30, 1999 as compared to $1,794,000 and $3,208,000 for the same periods in 1998 due to software purchased related to new contracts and an increase in staffing costs for the TAS 2000 product line. Non-cash capitalized software amortization was $124,000 and $229,000 for the three and six months ended June 30, 1999 as compared to $168,000 and $340,000 in the same periods in 1998.

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

Liquidity and Capital Resources

At June 30, 1999, the Company had working capital of $4,039,000 compared to a working capital of $4,587,000 in 1998.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

                                       COVER-ALL TECHNOLOGIES INC.


Date:   May 8, 2000                    By: /s/ Mark Johnston
                                          --------------------------------------
                                          Mark Johnston, Chairman and
                                          Interim Chief Financial Officer


Date:   May 8, 2000                    By: /s/ John Roblin
                                          --------------------------------------
                                          John Roblin, President and
                                          Chief Executive Officer