Form 10-Q/A
period 1999-09-30
COVER ALL TECHNOLOGIES INC
filed 2000-05-08
CIK 737300

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

               For the quarterly period ended September 30, 1999
                                              ------------------

                         Commission File Number 0-13124
                                                -------

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

Registrant's telephone number, including area code: (201) 794-4800
                                                     -------------

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

INDEX TO FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 1999.

                                EXPLANATORY NOTE

      Cover-All Technologies Inc., a Delaware corporation (the "Company"), hereby amends Items 1 and 2 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q, which was filed with the Securities and Exchange Commission on November 15, 1999. Items 1 and 2 of Part I are hereby amended to reflect the restated financial information of the Company as a result of a recent detailed review of the Company's compliance with its revenue recognition and capitalization policies undertaken by new management. Item 6 of Part II is hereby amended to reflect such restated financial information on the financial data schedule.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
   and December 31, 1998 (Audited) ........................................    3

   Consolidated Statements of Operations for the three and nine
   months ended September 30, 1999 and 1998 (Unaudited) ...................    5

   Consolidated Statements of Cash Flows for the nine
   months ended September 30, 1999 and 1998 (Unaudited) ...................    6

   Notes to Consolidated Financial Statements (Unaudited) .................    7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...............................   10

PART II: OTHER INFORMATION ................................................   13

SIGNATURES ................................................................   14

                               . . . . . . . . . .

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                        September 30,   December 31,
                                                            1999            1998
                                                        -------------   ------------
                                                         (Unaudited)      (Audited)
Assets:
Current Assets:
   Cash and Cash Equivalents .....................     $    395,460      $  2,286,610
   Accounts Receivable (Less Allowance for
     Doubtful Accounts of $345,000 and $476,000) .        4,181,991         3,493,192
   Note Receivable -- Related Party ..............        1,406,486           947,413
   Deferred Tax Asset ............................          600,000           400,000
   Prepaid Expenses ..............................          339,385           231,442
   Accrued Interest -- Related Party Receivable ..           93,514            52,587
                                                       ------------      ------------

   Total Current Assets ..........................        7,016,836         7,411,244
                                                       ------------      ------------

Property and Equipment -- At Cost:
   Furniture, Fixtures and Equipment .............        3,128,653         2,760,070
   Less:  Accumulated Depreciation ...............       (2,709,254)       (2,557,313)
                                                       ------------      ------------

  Property and Equipment -- Net ..................          419,399           202,757
                                                       ------------      ------------

Note Receivable -- Related Party
   (Net of Unearned Interest of $291,133) ........        1,708,867         2,563,147
                                                       ------------      ------------

Capitalized Software (Less Accumulated
   Amortization of $2,953,694 and $2,605,581) ....        2,025,427         1,187,378
                                                       ------------      ------------

Other Assets .....................................           65,878            60,910
                                                       ------------      ------------

   Total Assets ..................................     $ 11,236,407      $ 11,425,436
                                                       ============      ============

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                 September 30,   December 31,
                                                                    1999            1998
                                                                 -------------   ------------
                                                                 (Unaudited)      (Audited)
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable ..........................................   $    734,422    $    896,417
   Accrued Liabilities .......................................      1,002,045       1,447,025
   Unearned Revenue ..........................................      1,911,938         865,094
                                                                 ------------    ------------

   Total Current Liabilities .................................      3,648,405       3,208,536

Convertible Debentures .......................................      3,000,000       3,000,000
                                                                 ------------    ------------

   Total Liabilities .........................................      6,648,405       6,208,536
                                                                 ------------    ------------

Commitments and Contingencies ................................             --              --
                                                                 ------------    ------------

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 30,000,000 Shares,
      Issued 17,003,672 and 16,983,672 Shares, Respectively ..        170,037         169,837

Capital In Excess of Par Value ...............................     26,763,197      26,723,397

Accumulated Deficit ..........................................    (22,345,232)    (21,676,334)
                                                                 ------------    ------------

Total Stockholders' Equity ...................................      4,588,002       5,216,900
                                                                 ------------    ------------

Total Liabilities and Stockholders' Equity ...................   $ 11,236,407    $ 11,425,436
                                                                 ============    ============

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              Three months ended               Nine months ended
                                                 September 30,                   September 30,
                                         ----------------------------    ----------------------------
                                             1999            1998            1999            1998
                                         ------------    ------------    ------------    ------------
Revenues:
   Licenses ..........................   $    301,500    $  1,527,105    $  2,504,690    $  4,951,494
   Maintenance .......................      1,132,966         956,089       3,235,451       2,761,420
   Professional Services .............        699,584       1,328,009       3,020,184       2,600,850
                                         ------------    ------------    ------------    ------------
   Total Revenues ....................      2,134,050       3,811,203       8,760,325      10,313,764
                                         ------------    ------------    ------------    ------------

Cost of Revenues:
   Licenses ..........................      1,157,537       1,026,898       4,257,839       3,151,508
   Maintenance .......................        405,471         455,157       1,235,249       1,171,774
   Professional Services .............        288,522         155,215         947,325         522,025
                                         ------------    ------------    ------------    ------------
   Total Cost of Revenues ............      1,851,530       1,637,270       6,440,413       4,845,307
                                         ------------    ------------    ------------    ------------
   Direct Margin .....................        282,520       2,173,933       2,319,912       5,468,457
                                         ------------    ------------    ------------    ------------

Operating Expenses:
   Sales and Marketing ...............        354,612         575,233       1,339,318       1,408,661
   General and Administrative ........        475,795         567,775         882,498       1,432,200
   Research and Development ..........        291,356         239,593         777,735         782,434
                                         ------------    ------------    ------------    ------------
   Total Operating Expenses ..........      1,121,763       1,382,601       2,999,551       3,623,295
                                         ------------    ------------    ------------    ------------
   Operating Income (Loss) ...........       (839,243)        791,332        (679,639)      1,845,162
                                         ------------    ------------    ------------    ------------

Interest Expense (Income):
   Interest Expense ..................         98,619          94,437         292,861         281,937
   Interest Income - Related
     Party (Imputed) .................        (46,757)        (14,563)       (145,720)        (14,563)
   Interest Income ...................         (3,249)        (16,217)        (16,696)        (52,494)
                                         ------------    ------------    ------------    ------------
   Interest Expense (Income) .........         48,613          63,657         130,445         214,880
                                         ------------    ------------    ------------    ------------

   Foreign Currency Transaction
     Gain (Loss) .....................        (16,161)             --         (58,814)             --
                                         ------------    ------------    ------------    ------------
   Income (Loss) Before Income
      Tax Benefit ....................       (904,017)        727,675        (868,898)      1,630,282

Income Tax Benefit ...................             --              --         200,000              --
                                         ------------    ------------    ------------    ------------

Net Income (Loss) ....................   $   (904,017)   $    727,675    $   (668,898)   $  1,630,282
                                         ============    ============    ============    ============

Basic and Diluted Earnings
   (Loss) Per Common Share ...........   $      (0.05)   $       0.04    $      (0.04)   $       0.10
                                         ============    ============    ============    ============

Weighted Average Number of
   Common Shares Outstanding for Basic
   Earnings (Loss) Per Common Share ..     17,000,000      16,982,000      16,997,000      16,920,000
                                         ============    ============    ============    ============

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        Nine months ended September 30,
                                                        -------------------------------
                                                            1999              1998
                                                        -----------       -----------
Cash Flows from Operating Activities:
    Income (Loss) from Operations ................       $  (668,898)       $ 1,630,282
    Adjustments to Reconcile Net Income (Loss) to
      Net Cash Provided From (Used for) Operating
      Activities:
         Depreciation ............................           151,941            116,932
         Amortization of Capitalized Software ....           348,113            504,417
         Provision for Uncollectible Accounts
         Receivable ..............................            76,000             40,172
         Imputed Interest Income .................          (104,793)           (14,563)
         Deferred Tax Asset ......................          (200,000)                --

    Changes in Assets and Liabilities:
      (Increase) Decrease in:
         Accounts Receivable .....................          (764,799)        (3,598,654)
         Prepaid Expenses ........................          (107,943)           (52,251)
         Accrued Interest-- Related Party Note
         Receivable ..............................           (40,927)                --
         Other Assets ............................            (4,968)            (6,400)

      Increase (Decrease) in:
         Accounts Payable ........................          (161,995)           325,978
         Accrued Liabilities .....................          (444,980)            82,875
         Unearned Revenue ........................         1,046,844            (90,820)
                                                         -----------        -----------

    Net Cash (Used For) Operating Activities .....          (876,405)        (1,062,032)
                                                         -----------        -----------

Cash Flows from Investing Activities:
    Repayment of Notes Receivable - Related Party            500,000          1,000,000
    Capital Expenditures .........................          (368,583)          (109,179)
    Capitalized Software Expenditures ............        (1,186,162)          (767,763)
                                                         -----------        -----------

    Net Cash (Used For) Investing Activities .....        (1,054,745)           123,058
                                                         -----------        -----------

Cash Flows from Financing Activities:
    Proceeds from Exercise of Stock Options ......            40,000            309,237
                                                         -----------        -----------

Net Cash Provided from Financing Activities ......            40,000            309,237
                                                         -----------        -----------

Change in Cash and Cash Equivalents ..............        (1,891,150)          (629,737)

Cash and Cash Equivalents - Beginning of Period ..         2,286,610          2,908,167
                                                         -----------        -----------

Cash and Cash Equivalents - End of Period ........       $   395,460        $ 2,278,430
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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of September 30, 1999 and December 31, 1998, and the results of their operations for the three and nine month periods ended September 30, 1999 and 1998, and their cash flows for the nine month periods ended September 30, 1999 and 1998. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for a full year.

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

The discounted note is collateralized by unencumbered Cover-All stock owned by Care and a Care affiliate, Software Investments Limited ("SIL"). The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance of the note. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on such date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. The Company has received the subsequent payments due under the Care Note, including the payment due by March 31, 1999. The payment due September 30, 1999 has been deferred until November 15, 1999. Based on the market price of the Company's common stock on March 30, 1999, approximately 1,909,000 shares were pledged as collateral.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

[2] Sale of Stock and Purchase and Sale of Care Software License (continued)

The balance of the undiscounted Care Note at September 30, 1999 is $3,500,000, of which $1,500,000 is classified as currently due, including imputed interest accrued of $93,514. The payment due September 30, 1999 has been deferred until November 15, 1999. The undiscounted long-term portion of the Care Note at September 30, 1999 of $2,000,000 is shown at $1,708,867, net of unearned interest of $291,133.

[3] Income Taxes

An analysis of the components of the income tax provision is as follows:

The income tax provision (benefit) for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                  Nine Months
                                                                     Ended
                                                              September 30, 1999
                                                              ------------------

Computed Federal Statutory Tax (Benefit) .................       $  (295,000)
Related Party Gain Charged to Paid-In-Capital ............                --
Alternative Minimum Tax Liability ........................                --
Utilization of Net Operating Loss Carryforward ...........                --
Reduction in Deferred Tax Valuation Allowance ............           495,000
                                                                 -----------
    Actual Provision (Benefit) ...........................       $  (200,000)
                                                                 ===========

The components of the net deferred tax asset and liability were as follows:

                                                                  Nine Months
                                                                     Ended
                                                              September 30, 1999
                                                              ------------------
Deferred Tax Assets-- Current:
Net Operating Loss Carryforward ..........................       $   471,000
Accounts Receivable Allowance ............................           138,000
Reserve for Loss on Disposal .............................            51,000
Vacation Accrual .........................................            10,000
Related Party Gain .......................................           (70,000)
Valuation Allowance ......................................                --
                                                                 -----------
  Current Deferred Tax Asset .............................       $   600,000
                                                                 ===========

Deferred Tax Asset (Liability)-- Long-Term:
Net Operating Loss Carryforward ..........................       $ 8,000,000
Stock Options ............................................           128,000
Capitalized Software .....................................          (810,000)
Depreciation and Amortization ............................           168,000
Related Party Gain .......................................           (83,000)
Valuation Allowance ......................................        (7,403,000)
                                                                 -----------
  Long-Term Deferred Tax Liability .......................       $        --
                                                                 ===========

The net change (increase) during 1999 in the total valuation allowance is $175,000.

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

                                                (Dollars in Thousands)

                                         Nine Months ended September 30, 1999
                                     -------------------------------------------
                                     Classic      TAS       Care    Consolidated
                                     -------      ---       ----    ------------

Revenues .....................        5,735      3,025       --        8,760
Operating Profit (Loss) ......        2,609     (3,289)      --         (680)

                                                (Dollars in Thousands)

                                         Nine Months ended September 30, 1998
                                     -------------------------------------------
                                     Classic      TAS       Care    Consolidated
                                     -------      ---       ----    ------------

Revenues .....................        4,676      5,638       --       10,314
Operating Profit (Loss) ......        1,810        242     (207)       1,845

[5] Earnings Per Share Disclosures

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations:

                                                           For the nine months ended
                                                               September 30, 1999
                                                     ---------------------------------------
                                                       Income         Shares       Per Share
                                                     (Numerator)   (Denominator)      Amount
                                                     -----------   -------------     -------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders ................................     $ (668,898)     16,996,749     $(0.04)
Effect of Dilutive Securities:
  Options ......................................             --         371,602        --
  Warrants .....................................             --         154,781        --
                                                     ----------      ----------     ------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions ...................     $ (668,898)     17,523,132     $(0.04)
                                                     ==========      ==========     ======

Options to purchase 282,500 shares of common stock at prices ranging from $2.13 to $5.00 per share were outstanding at September 30, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($2.04). The convertible debt did not have a dilutive effect because the amount of interest (net of tax) on a per share basis exceeds basic earnings per share.

Item 2:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total revenues for the three months ended September 30, 1999 were $2,134,000 as compared to $3,811,000 for the same period in 1998. License fees were $301,000 for the three months ended September 30, 1999 compared to $1,527,000 in the same period in 1998, as a result of no new sales of the TAS 2000 product modules due to the Company's continued focus on completing the deliveries to the existing TAS 2000 customers. For the three months ended September 30, 1999 maintenance revenues were $1,133,000 compared to $956,000 in the same period of the prior year due to an increased customer base. Professional services revenue contributed $700,000 in the three months ended September 30, 1999 compared to $1,328,000 in the third quarter of 1998 as a result of services completed in the third quarter of 1999 from a contract signed in 1998. Total Classic revenues were $1,681,000 for the three months ended September 30, 1999 as compared to $1,417,000 for the three months ended September 30, 1998. Total TAS 2000 revenues were $453,000 for the three months ended September 30, 1999 as compared to $2,394,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, total revenues were $8,760,000 compared to $10,314,000 in the same period of the prior year. Total Classic revenues were $5,735,000 for the nine months ended September 30, 1999 as compared to $4,676,000 in the same period in 1998. Total TAS 2000 revenues were $3,025,000 for the first nine months of 1999 as compared to $5,638,000 in the same period in 1998.

Cost of sales increased to $1,852,000 and $6,440,000 for the three and nine months ended September 30, 1999 as compared to $1,637,000 and $4,845,000 for the same periods in 1998 due to software purchased related to new contracts and an increase in staffing costs for the TAS 2000 product line. Non-cash capitalized software amortization was $119,000 and $348,000 for the three and nine months ended September 30, 1999 as compared to $165,000 and $504,000 in the same periods in 1998.

Research and development expenses were $291,000 and $778,000 for the three and nine months ended September 30, 1999 compared to $240,000 ad $782,000 for the same periods in 1998.

Sales and marketing expenses were $355,000 and $1,339,000 for the three and nine months ended September 30, 1999 as compared to $575,000 and $1,409,000 in the same periods of 1998 due to marketing and sales efforts to improve the market share of the Company's TAS 2000 product line and discontinuance of services of a third party marketing firm in the U.K. in 1999.

General and administrative expenses decreased to $476,000 and $882,000 in the three and nine months ended September 30, 1999 as compared to $568,000 and $1,432,000 in the same periods in 1998 due to the reduction in bad debt expense as a result of collection of funds reserved for in the fourth quarter of 1998 and legal and accounting fees incurred for the Care Software License sale in 1998.

Liquidity and Capital Resources

At September 30, 1999, the Company had working capital of $3,368,000 compared to a working capital of $5,310,000 in 1998.

On March 30, 1999, the Company received the $500,000 scheduled payment due under the Care Note. The $500,000 scheduled payment due under the Care Note on September 30, 1999 has been deferred until November 15, 1999.

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

      *27.    Restated Financial Data Schedule.

----------
* - Filed herein

(b)   Reports on Form 8-K.

      None.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COVER-ALL TECHNOLOGIES INC.


Date: May 8, 2000                 By: /s/ Mark Johnston
                                      ------------------------------------------
                                      Mark Johnston, Chairman and Interim Chief
                                      Financial Officer


Date: May 8, 2000                 By: /s/ John Roblin
                                      ------------------------------------------
                                      John Roblin, President and Chief Executive
                                      Officer