Form 10-Q
period 2000-03-31
COVER ALL TECHNOLOGIES INC
filed 2000-05-15
CIK 737300

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                ----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2000   Commission File Number  0-13124
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

                              Yes |X|       No |_|

                  Number of shares outstanding at May 8, 2000:

          17,041,172 shares of Common Stock, par value $.01 per share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheets as of March 31, 2000
   [Unaudited] and December 31, 1999 [Audited].................................3

   Consolidated Statements of Operations for the three
   months ended March 31, 2000 and 1999 [Unaudited]............................5

   Consolidated Statements of Cash Flows for the three
   months ended March 31, 2000 and 1999 [Unaudited]............................6

   Notes to Consolidated Financial Statements [Unaudited]......................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11

PART II - OTHER INFORMATION...................................................14

SIGNATURES  ..................................................................15

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     March 31,     December 31,
                                                                        2000          1999
                                                                    -----------    ------------
                                                                    (Unaudited)     (Audited)
Assets:
Current Assets:
   Cash and Cash Equivalents ....................................   $   516,342    $ 1,065,793
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $1,565,992 and $1,730,249) .............................     2,259,685      2,368,272
   Note Receivable -- Related Party .............................     1,000,000        959,344
   Prepaid Expenses .............................................       417,519        365,194
   Accrued Interest -- Related Party Receivable .................            --         40,656
                                                                    -----------    -----------

   Total Current Assets .........................................     4,193,546      4,799,259
                                                                    -----------    -----------

Property and Equipment-- At Cost:
   Furniture, Fixtures and Equipment ............................     3,214,288      3,191,154
   Less: Accumulated Depreciation ...............................    (2,787,601)    (2,749,589)
                                                                    -----------    -----------

Property and Equipment -- Net ...................................       426,687        441,565
                                                                    -----------    -----------

Note Receivable -- Related Party
   (Net of Unearned Interest of $209,821 and $250,477) ..........     1,290,179      1,749,523
                                                                    -----------    -----------

Capitalized Software (Less Accumulated Amortization of
   $3,309,379 and $3,084,571) ...................................     1,872,252      2,097,060
                                                                    -----------    -----------

Other Assets ....................................................        59,335         59,335
                                                                    -----------    -----------

   Total Assets .................................................   $ 7,841,999    $ 9,146,742
                                                                    ===========    ===========

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                        March 31,     December 31,
                                                                          2000            1999
                                                                      ------------    ------------
                                                                       (Unaudited)      (Audited)
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable ...............................................   $  1,278,440    $  1,085,395
   Accrued Liabilities ............................................        530,578         886,850
   Obligation Under Capital Lease .................................         60,695          59,497
   Unearned Revenue ...............................................      1,195,005       1,595,217
                                                                      ------------    ------------

   Total Current Liabilities ......................................      3,064,718       3,626,959

Long-Term Liabilities:
   Obligation Under Capital Lease .................................         66,785          82,416
   Convertible Debentures .........................................      3,000,000       3,000,000
                                                                      ------------    ------------

   Total Long-Term Liabilities ....................................      3,066,785       3,082,416
                                                                      ------------    ------------

   Total Liabilities ..............................................      6,131,503       6,709,375
                                                                      ------------    ------------

Commitments and Contingencies .....................................             --              --
                                                                      ------------    ------------

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 30,000,000 Shares,
      Issued 17,041,172 and 17,003,672 Shares,
      Respectively ................................................        170,412         170,037

Capital In Excess of Par Value ....................................     26,813,603      26,763,197

Accumulated Deficit ...............................................    (25,273,519)    (24,495,867)
                                                                      ------------    ------------

Total Stockholders' Equity ........................................      1,710,496       2,437,367
                                                                      ------------    ------------

Total Liabilities and Stockholders' Equity ........................   $  7,841,999    $  9,146,742
                                                                      ============    ============

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Revenues:
   Licenses ....................................   $    820,000    $  1,199,555
   Maintenance .................................      1,056,190       1,020,402
   Professional Services .......................        402,530         909,551
                                                   ------------    ------------

   Total Revenues ..............................      2,278,720       3,129,508
                                                   ------------    ------------

Cost of Revenues:
   Licenses ....................................      1,436,830       1,470,072
   Maintenance .................................        698,992         461,586
   Professional Services .......................        149,591         350,746
                                                   ------------    ------------
   Total Cost of Revenues ......................      2,285,413       2,282,404
                                                   ------------    ------------
   Direct Margin ...............................         (6,693)        847,104
                                                   ------------    ------------

Operating Expenses:
   Sales and Marketing .........................        187,650         469,717
   General and Administrative ..................        366,045         313,799
   Research and Development ....................        164,965         240,042
                                                   ------------    ------------

   Total Operating Expenses ....................        718,660       1,023,558
                                                   ------------    ------------

   Operating (Loss) Income .....................       (725,353)       (176,454)
                                                   ------------    ------------

Interest Expense (Income):
   Interest Expense ............................         96,792          95,943
   Interest Income - Related Party (Imputed) ...        (40,656)        (52,206)
   Interest Income .............................         (3,837)         (7,055)
                                                   ------------    ------------

   Interest Expense (Income) ...................         52,299          36,682
                                                   ------------    ------------

   Income (Loss) Before Income Tax Benefit .....       (777,652)       (213,136)

Income Tax Benefit .............................             --         196,825
                                                   ------------    ------------

Net (Loss) Income ..............................   $   (777,652)   $    (16,311)
                                                   ============    ============

Basic and Diluted Earnings (Loss) Per
   Common Share ................................   $      (0.05)   $      (0.00)
                                                   ============    ============

Weighted Average Number of Common
   Shares Outstanding for Basic
   Earnings (Loss) Per Common Share ............     17,029,000      16,987,000
                                                   ============    ============

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                    Three months ended March 31,
                                                                    ----------------------------
                                                                         2000           1999
                                                                     -----------    -----------
Cash Flows from Operating Activities:
    Income (Loss) from Operations ................................   $  (777,652)   $   (16,311)
    Adjustments to Reconcile Net Income (Loss) to
      Net Cash Provided From (Used for) Operating Activities:
         Depreciation ............................................        38,012         47,030
         Amortization of Capitalized Software ....................       224,808        105,087
         Imputed Interest Income .................................       (81,312)      (104,793)
         Deferred Tax Asset ......................................            --       (200,000)
         Provision for Uncollectible Accounts ....................      (140,250)       (40,405)

    Changes in Assets and Liabilities:
      (Increase) Decrease in:
         Accounts Receivable .....................................       248,837       (446,940)
         Prepaid Expenses ........................................       (52,325)      (175,778)
         Accrued Interest - Related Party Note
           Receivable ............................................        40,656         52,587
         Other Assets ............................................            --         (6,825)

      Increase (Decrease) in:
         Accounts Payable ........................................       193,045        (95,783)
         Accrued Liabilities .....................................      (356,272)       104,541
         Unearned Revenue ........................................      (400,212)       707,980
                                                                     -----------    -----------

    Net Cash (Used for) Operating Activities .....................    (1,062,665)       (69,610)
                                                                     -----------    -----------

Cash Flows from Investing Activities:
    Repayment of Notes Receivable - Related Party ................       500,000        500,000
    Capital Expenditures .........................................       (23,134)      (124,107)
    Capitalized Software Expenditures ............................            --       (457,155)
                                                                     -----------    -----------

    Net Cash Provided from (Used for) Investing Activities .......       476,866        (81,262)
                                                                     -----------    -----------

Cash Flows from Financing Activities:
    Net Proceeds From the Issuance of Common Stock ...............        31,250             --
    Principal Payments on Capital Lease ..........................       (14,433)            --
    Proceeds from Exercise of Stock Options ......................        19,531         20,000
                                                                     -----------    -----------

    Net Cash Provided from Financing Activities ..................        36,348         20,000
                                                                     -----------    -----------

Change in Cash and Cash Equivalents ..............................      (549,451)      (130,872)
                                                                     -----------    -----------

Cash and Cash Equivalents - Beginning of Period ..................     1,065,793      2,286,610
                                                                     -----------    -----------

Cash and Cash Equivalents - End of Period ........................   $   516,342    $ 2,155,738
                                                                     ===========    ===========

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[1] General

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999. While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior year have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations for the three month periods ended March 31, 2000 and 1999, and the cash flows for the three month periods ended March 31, 2000 and 1999. Such adjustments are of a normal and recurring nature. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for a full year.

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

The discounted note is collateralized by unencumbered Cover-All stock owned by Care and a Care affiliate, Software Investments Limited ("SIL"). The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance of the note. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on such date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. The Company has received the subsequent payments due under the Care Note, including the payment due by March 31, 2000. In November 1999, the Board of Directors decided that due to the hardship placed upon Care by the pledged share requirement of the pledge agreement given the then current price of the Company's common stock and to Care's history of making each of the $500,000 payments on the promissory note in a timely

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[2] Sale of Stock and Purchase and Sale of Care Software License (continued)

manner, it would be in the best interest of the Company to agree to allow Care to cap the number of shares of the Company's common stock required to be pledged to the Company pursuant to the pledge agreement to 2,500,000.

The balance of the undiscounted Care Note at March 31, 2000 is $2,500,000, of which $1,000,000 is classified as currently due. The undiscounted long-term portion of the Care Note at March 31, 2000 of $1,500,000 is shown at $1,290,179, net of unearned interest of $209,821.

[3] Income Taxes

An analysis of the components of the income tax provision is as follows:

      The income tax provision (benefit) for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                   Three Months
                                                                      Ended
                                                                  March 31, 2000
                                                                  --------------
Computed Federal Statutory Tax (Benefit) ....................       $(264,000)
Valuation Allowance to Reduce Deferred Tax Asset ............         264,000
                                                                    ---------
    Actual Provision (Benefit) ..............................       $      --
                                                                    =========

The components of the net deferred tax asset and liability were as follows:

                                                                 Three Months
                                                                     Ended
                                                                March 31, 2000
                                                                --------------
Deferred Tax Assets -- Current:
    Accounts Receivable Allowance ..........................      $   626,000
    Reserve for Loss on Disposal ...........................           13,000
    Vacation Accrual .......................................           10,000
    Valuation Allowance ....................................         (649,000)
                                                                  -----------
      Current Deferred Tax Asset ...........................      $        --
                                                                  ===========

Deferred Tax Asset (Liability) -- Long-Term:
    Net Operating Loss Carryforward ........................      $ 8,550,000
    Stock Options ..........................................          128,000
    Capitalized Software ...................................         (749,000)
    Depreciation and Amortization ..........................           70,000
    Valuation Allowance ....................................       (7,999,000)
                                                                  -----------
      Long-Term Deferred Tax Asset .........................      $        --
                                                                  ===========

The net change increase during 2000 in the total valuation allowance is $378,000.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[4] Segment Information

The following information is presented as a result of the Company adopting SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

At March 31, 2000, the Company merged the management teams and infrastructures of its two business units to improve customer service. The Company will continue to separately assess the performance of each of these products.

At March 31, 1999, the Company's two business units had distinct management teams and infrastructures that offer different products and services which are evaluated separately in assessing performance and allocating resources. These business units have been reported as two reportable segments, Classic and TAS.

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources.

                                               (Dollars in Thousands)
                                         Three Months ended March 31, 2000
                                   ---------------------------------------------
                                   Classic      TAS         Care    Consolidated
                                   -------    ------        ----    ------------
Revenues.......................     1,888        391         --        2,279
Operating Profit (Loss)........       753     (1,478)        --         (725)
Interest Income ...............        37          7         --           44
Interest Expense ..............        81         16         --           97
Income (Loss) Before Income
  Tax Benefit .................       709     (1,478)        --         (778)

                                               (Dollars in Thousands)
                                         Three Months ended March 31, 1999
                                   ---------------------------------------------
                                   Classic      TAS         Care    Consolidated
                                   -------    ------        ----    ------------
Revenues.......................     1,701      1,429         --        3,130
Operating Profit (Loss)........       724       (900)        --         (176)
Interest Income ...............        32         27         --           59
Interest Expense ..............        52         44         --           96
Income (Loss) Before Income
  Tax Benefit .................       707       (917)        --         (213)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[5]  Earnings Per Share Disclosures

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations:

                                                    For the three months ended
                                                          March 31, 2000
                                               -------------------------------------
                                                  Income       Shares      Per Share
                                               (Numerator) (Denominator)    Amount
                                               ----------- -------------  ----------
Basic EPS:
 Loss Available to Common
   Stockholders ............................   $ (777,652)   17,029,000   $    (0.05)
Effect of Dilutive Securities:
  Options ..................................           --            --           --
  Warrants .................................           --            --           --
                                               ----------    ----------   ----------
Diluted EPS:
  Loss Available to Common Stockholders
    Plus Assumed Conversions ...............   $ (777,652)   17,029,000   $    (0.05)
                                               ==========    ==========   ==========


                                                    For the three months ended
                                                          March 31, 1999
                                               -------------------------------------
                                                  Income       Shares      Per Share
                                               (Numerator) (Denominator)    Amount
                                               ----------- -------------  ----------
Basic EPS:
 Loss Available to Common
   Stockholders ............................   $  (16,311)   16,987,000   $    (0.00)
Effect of Dilutive Securities:
  Options ..................................           --       637,888           --
  Warrants .................................           --       411,327           --
                                               ----------    ----------   ----------
Diluted EPS:
  Loss Available to Common Stockholders
    Plus Assumed Conversions ...............   $  (16,311)   18,036,215   $    (0.00)
                                               ==========    ==========   ==========

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Item 2:

Total revenues for the three months ended March 31, 2000 were $2,279,000 as compared to $3,130,000 for the same period in 1999. Licenses fees were $820,000 for the three months ended March 31, 2000 compared to $1,200,000 in the same period in 1999, as the result of no new TAS 2000 sales in the first quarter of 2000. For the three months ended March 31, 2000, maintenance revenues were $1,056,000 compared to $1,020,000 in the same period of the prior year due to an increased Classic customer base. Professional services revenue contributed $403,000 in the three months ended March 31, 2000 compared to $910,000 in the first quarter of 1999 as a result of no new TAS 2000 sales. Total Classic revenues were $1,888,000 for the three months ended March 31, 2000 as compared to $1,701,000 for the three months ended March 31, 1999. Total TAS 2000 revenues were $391,000 for the three months ended March 31, 2000 as compared to $1,429,000 for the three months ended March 31, 1999.

Cost of sales increased to $2,285,000 for the three months ended March 31, 2000 as compared to $2,282,000 for the same period in 1999. Non-cash capitalized software amortization was $225,000 for the three months ended March 31, 2000 as compared to $105,000 in the same period in 1999.

Research and development expenses were $165,000 for the three months ended March 31, 2000 compared to $240,000 for the same period in 1999.

Sales and marketing expenses were $188,000 for the three months ended March 31, 2000 as compared to $470,000 in the same period of 1999 due primarily to a reduction in the sales force in 2000.

General and administrative expenses increased to $366,000 in the three months ended March 31, 2000 as compared to $314,000 primarily due to an increase in staffing costs in the first quarter of 2000.

Liquidity and Capital Resources

At March 31, 2000, the Company had working capital of $1,129,000 compared to a working capital of $1,172,000 in 1999.

On March 28, 2000, the Company received the $500,000 scheduled payment due under the Care Note.

The Company is seeking alternative financing to insure that its cash balances will be sufficient to meet its normal operating needs and to continue to make significant investment in software development in response to its business opportunities in 2000.

New Authoritative Accounting Pronouncements

The Financial Accounting Standard Board ("FASB") has issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

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

The Company's exposure to foreign exchange rate fluctuations arises from sales made to a U.K. customer. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company as of March 31, 2000 was not material.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 23, 2000, COVER-ALL commenced an action against Inspire Insurance Solutions, Inc., a Texas corporation ("Inspire"), in United States District Court, District of New Jersey, claiming $1.5 million in damages for breach of contract stemming from Inspire's failure to make certain maintenance and support payments to COVER-ALL and its anticipatory repudiation of such future payments under the contract. In April 2000, Inspire filed counterclaims against COVER-ALL for allegedly failing, among other things, to provide a graphical user interface version of software to Inspire.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits.

      27. Financial Data Schedule.

(b)   Reports on Form 8-K.

      On January 6, 2000, the Company filed a Form 8-K under Item 5 to reflect the hiring of John Roblin as the Company's President and Chief Executive Officer on December 20, 1999.

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

                          COVER-ALL TECHNOLOGIES INC.


Date: May 15, 2000        By: /s/ Mark Johnston
                             ---------------------------------------------------
                             Mark Johnston, Chairman and Interim Chief Financial Officer


Date: May 15, 2000        By: /s/ John Roblin
                             ---------------------------------------------------
                             John Roblin, President and Chief Executive Officer