Form 10-Q
period 2000-06-30
COVER ALL TECHNOLOGIES INC
filed 2000-08-11
CIK 737300

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                ----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000      Commission File Number 0-13124

                           COVER-ALL TECHNOLOGIES INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-2698053
           --------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

     18-01 Pollitt Drive
    Fair Lawn, New Jersey                                      07410
    ---------------------                                      -----
    (Address of principal                                    (Zip code)
      executive offices)

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

                               Yes  |X|   No  |_|

                 Number of shares outstanding at August 7, 2000:

          17,681,172 shares of Common Stock, par value $.01 per share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000.
--------------------------------------------------------------------------------

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheet as of June 30, 2000 (Unaudited)
   and December 31, 1999 (Audited).................................. 3

   Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999 (Unaudited).................. 5

   Consolidated Statements of Cash Flows for the six
   months ended June 30, 2000 and 1999 (Unaudited).................. 6

   Notes to Consolidated Financial Statements (Unaudited)........... 7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................13

PART II: OTHER INFORMATION..........................................16

SIGNATURES..........................................................18

                               . . . . . . . . . .

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                      June 30,      December 31,
                                                        2000           1999
                                                     -----------    -----------
                                                     (Unaudited)     (Audited)
Assets:
Current Assets:
   Cash and Cash Equivalents .....................   $   379,804    $ 1,065,793
   Accounts Receivable (Less Allowance for
      Doubtful Accounts Of $1,537,823 and
      $1,730,249) ................................     2,262,915      2,368,272
   Note Receivable -- Related Party ..............       982,814        959,344
   Prepaid Expenses ..............................       316,607        365,194
   Accrued Interest -- Related Party Note
      Receivable .................................        17,186         40,656
                                                     -----------    -----------
   Total Current Assets ..........................     3,959,326      4,799,259
                                                     -----------    -----------

Property and Equipment -- At Cost:
   Furniture, Fixtures and Equipment .............     3,209,201      3,191,154
   Less:  Accumulated Depreciation ...............    (2,825,391)    (2,749,589)
                                                     -----------    -----------

  Property and Equipment -- Net...................       383,810        441,565
                                                     -----------    -----------

Note Receivable -- Related Party
   (Net of Unearned Interest of $192,635 and
   $250,477) .....................................     1,307,365      1,749,523
                                                     -----------    -----------

Capitalized Software (Less Accumulated
   Amortization of $3,534,191 and $3,084,571) ....     1,647,440      2,097,060
                                                     -----------    -----------

Other Assets .....................................        59,335         59,335
                                                     -----------    -----------

   Total Assets ..................................   $ 7,357,276    $ 9,146,742
                                                     ===========    ===========

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                      June 30,      December 31,
                                                        2000            1999
                                                   ------------    ------------
                                                    (Unaudited)      (Audited)
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable ............................   $  1,200,680    $  1,085,395
   Accrued Liabilities .........................        533,391         886,850
   Obligation Under Capital Lease ..............         61,917          59,497
   Unearned Revenue ............................      1,398,604       1,595,217
                                                   ------------    ------------

   Total Current Liabilities ...................      3,194,592       3,626,959

Long-Term Liabilities:
   Obligation Under Capital Lease ..............         50,840          82,416
   Convertible Debentures ......................      3,000,000       3,000,000
                                                   ------------    ------------

   Total Long-Term Liabilities .................      3,050,840       3,082,416
                                                   ------------    ------------

   Total Liabilities ...........................      6,245,432       6,709,375
                                                   ------------    ------------

Commitments and Contingencies ..................             --              --
                                                   ------------    ------------

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized
      75,000,000 Shares,  Issued 17,681,172
      and 17,003,672 Shares, Respectively ......        176,812         170,037

Capital In Excess of Par Value .................     27,207,203      26,763,197

Accumulated Deficit ............................    (26,272,171)    (24,495,867)
                                                   ------------    ------------

Total Stockholders' Equity .....................      1,111,844       2,437,367
                                                   ------------    ------------

Total Liabilities and Stockholders' Equity .....   $  7,357,276    $  9,146,742
                                                   ============    ============

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                           Three months ended               Six months ended
                                                 June 30,                       June 30,
                                     ----------------------------    ----------------------------
                                         2000            1999            2000            1999
                                     ------------    ------------    ------------    ------------
Revenues:
   Licenses ......................   $    195,706    $  1,003,635    $  1,015,706    $  2,203,190
   Maintenance ...................        952,617       1,082,084       2,008,807       2,102,486
   Professional Services .........        407,000       1,411,048         809,530       2,320,599
                                     ------------    ------------    ------------    ------------
   Total Revenues ................      1,555,323       3,496,767       3,834,043       6,626,275
                                     ------------    ------------    ------------    ------------

Cost of Revenues:
   Licenses ......................        562,965       1,630,229       1,999,795       3,100,301
   Maintenance ...................        853,295         368,192       1,552,287         829,778
   Professional Services .........        230,271         308,057         379,862         658,803
                                     ------------    ------------    ------------    ------------
   Total Cost of Revenues ........      1,646,531       2,306,478       3,931,944       4,588,882
                                     ------------    ------------    ------------    ------------
   Direct Margin .................        (91,208)      1,190,289         (97,901)      2,037,393
                                     ------------    ------------    ------------    ------------

Operating Expenses:
   Sales and Marketing ...........        212,398         514,988         400,048         984,706
   General and Administrative ....        403,493         323,731         909,788         681,109
   Research and Development ......        224,407         246,337         389,372         486,379
   Allowance for Doubtful Accounts        (24,515)       (234,000)       (164,765)       (274,405)
                                     ------------    ------------    ------------    ------------
   Total Operating Expenses ......        815,783         851,056       1,534,443       1,877,789
                                     ------------    ------------    ------------    ------------
   Operating Income (Loss) .......       (906,991)        339,233      (1,632,344)        159,604
                                     ------------    ------------    ------------    ------------

Interest Expense (Income):
   Interest Expense ..............         96,502          98,300         193,294         194,243
   Interest Income - Related Party
             (Imputed) ...........        (17,186)        (46,757)        (57,842)        (98,963)
   Interest Income ...............         (1,620)         (6,393)         (5,457)        (13,448)
                                     ------------    ------------    ------------    ------------
   Total Interest Expense (Income)         77,696          45,150         129,995          81,832
                                     ------------    ------------    ------------    ------------
   Foreign Currency Transaction
            Gain (Loss) ..........        (13,965)        (42,653)        (13,965)        (42,653)
                                     ------------    ------------    ------------    ------------
   Income (Loss) Before Income Tax
            Benefit ..............       (998,652)        251,430      (1,776,304)         35,119

Income Tax Benefit ...............             --              --              --         200,000
                                     ------------    ------------    ------------    ------------

Net Income (Loss) ................   $   (998,652)   $    251,430    $ (1,776,304)   $    235,119
                                     ============    ============    ============    ============

Basic and Diluted Earnings (Loss)
   Per Common Share ..............   $       (.06)   $        .01    $       (.10)   $        .01
                                     ============    ============    ============    ============

Weighted Average Number of Common
   Shares Outstanding for Basic
   Earnings (Loss) Per Common
   Share .........................     17,171,000      17,000,000      17,100,000      16,993,000
                                     ============    ============    ============    ============

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     Six months ended June 30,
                                                     ---------------------------
                                                         2000          1999
                                                     -----------    -----------
Cash Flows from Operating Activities:
    Income (Loss) from Operations ................   $(1,776,304)   $   235,119
    Adjustments to Reconcile Net Income (Loss) to
      Net Cash Provided From (Used for) Operating
      Activities:
         Depreciation ............................        76,294         99,763
         Amortization of Capitalized Software ....       449,620        228,976
         Imputed Interest Income .................       (81,312)      (104,793)
         Deferred Tax Asset ......................            --       (200,000)
         Provision for Uncollectible Accounts ....      (164,765)      (274,405)

    Changes in Assets and Liabilities:
      (Increase) Decrease in:
         Accounts Receivable .....................       270,122     (1,613,955)
         Prepaid Expenses ........................        48,587       (175,510)
         Accrued Interest-- Related Party Note
           Receivable ............................        23,470          5,830
         Other Assets ............................            --         (6,825)

      Increase (Decrease) in:
         Accounts Payable ........................       115,285        226,327
         Accrued Liabilities .....................      (353,459)       (14,736)
         Unearned Revenue ........................      (196,613)       846,369
                                                     -----------    -----------

    Net Cash (Used For) Operating Activities .....    (1,589,075)      (747,840)
                                                     -----------    -----------

Cash Flows from Investing Activities:
    Repayment of Notes Receivable - Related Party        500,000        500,000
    Capital Expenditures .........................       (18,539)      (356,551)
    Capitalized Software Expenditures ............            --       (805,444)
                                                     -----------    -----------

    Net Cash (Used For) Investing Activities .....       481,461       (661,995)
                                                     -----------    -----------

Cash Flows from Financing Activities:
    Net Proceeds from Issuance of Common Stock ...       431,250             --
    Principal Payments on Capital Lease ..........       (29,156)        (9,093)
    Proceeds from Exercise of Stock Options ......        19,531         40,000
                                                     -----------    -----------

    Net Cash Provided from Financing Activities ..       421,625         30,907
                                                     -----------    -----------

Change in Cash and Cash Equivalents ..............      (685,989)    (1,378,928)

Cash and Cash Equivalents - Beginning of Period ..     1,065,793      2,286,610
                                                     -----------    -----------

Cash and Cash Equivalents - End of Period ........   $   379,804    $   907,682
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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of June 30, 2000, and the results of their operations for the three and six month periods ended June 30, 2000 and 1999, and their cash flows for the six month periods ended June 30, 2000 and 1999. Such adjustments are of a normal and recurring nature. The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for a full year.

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

The balance of the undiscounted Care Note at June 30, 2000 is $2,500,000, of which $1,000,000 is classified as currently due including implicit interest accrued of $17,186. The undiscounted long-term portion of the Care Note at June 30, 2000 of $1,500,000 is shown at $1,307,365, net of unearned interest of $192,635.

[3] Investment by Vault Management Limited

On June 21, 2000, the Company entered into an agreement with Vault Management Limited ("Vault") to purchase between 640,000 and 1,600,000 shares of the Company's Common Stock at $.625 per share, which was the closing price per share of the Company's Common Stock on May 30, 2000, the date the agreement was reached.

The agreement will generate a minimum of $400,000 and a maximum of $1 million in proceeds to the Company. The proceeds will be used for general working capital purposes.

The agreement also calls for the equivalent number of the Company's detachable five-year warrants to be issued to Vault at an exercise price of $.625 per share. The agreement provides that Vault shall have the option to make payments beyond the required $400,000 in $200,000 installments each on August 31, 2000, October 31, 2000 and November 30, 2000.

As part of the Vault transaction, the Company also agreed to modify the terms of the Care Note such that the semi-annual principal payment of $500,000 due and payable on September 30, 2000 shall be due and payable as to $250,000 on September 30, 2000 and as to $250,000 on December 31, 2000. Mr. Mark Johnston, the Company's Chairman and Interim Chief Financial Officer, is a director of both Vault and Care.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[4] Income Taxes

An analysis of the components of the income tax provision is as follows:

The income tax provision (benefit) for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                    Six Months
                                                                       Ended
                                                                   June 30, 2000
                                                                   -------------

Computed Federal Statutory Tax (Benefit) ......................      $(604,000)
Valuation Allowance to Reduce Deferred Tax Asset ..............        604,000
                                                                     ---------
    Actual Provision (Benefit) ................................      $       0
                                                                     =========

The components of the net deferred tax asset and liability were as follows:

                                                                    Six Months
                                                                       Ended
                                                                   June 30, 2000
                                                                   -------------
Deferred Tax Assets-- Current:
    Accounts Receivable Allowance ..........................        $   615,000
    Reserve for Loss on Disposal ...........................              2,000
    Vacation Accrual .......................................             10,000
    Valuation Allowance ....................................           (627,000)
                                                                    -----------
      Current Deferred Tax Asset ...........................        $         0
                                                                    ===========

Deferred Tax Asset (Liability)-- Long-Term:
    Net Operating Loss Carryforward ........................        $ 8,950,000
    Stock Options ..........................................            128,000
    Capitalized Software ...................................           (659,000)
    Depreciation and Amortization ..........................            140,000
    Valuation Allowance ....................................         (8,559,000)
                                                                    -----------
      Long-Term Deferred Tax Asset .........................        $         0
                                                                    ===========

The net change (decrease) during 2000 in the total valuation allowance is $916,000.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[5] Segment Information

The following information is presented as a result of the Company adopting SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

At March 31, 2000, the Company merged the management teams and infrastructures of its two business units to improve customer service. The Company will continue to separately assess the performance of each of these products.

At June 30, 1999, the Company's two business units had distinct management teams and infrastructures that offer different products and services which are evaluated separately in assessing performance and allocating resources. These business units have been reported as two reportable segments, Classic and TAS.

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources.

                                                   (Dollars in Thousands)
                                             Three Months ended June 30, 2000
                                          -----------------------------------------
                                          Classic     TAS       Care   Consolidated
                                          -------     ---       ----   ------------
Revenues ..............................   $ 1,446   $   109    $   --   $ 1,555
Operating Profit (Loss) ...............       293    (1,200)       --      (907)
Interest Income .......................        18         1        --        19
Interest Expense ......................        89         7        --        96
Income (Loss) before Income Tax
  Benefit .............................       208    (1,207)       --      (999)

                                                   (Dollars in Thousands)
                                               Six Months ended June 30, 2000
                                          -----------------------------------------
                                          Classic     TAS       Care   Consolidated
                                          -------     ---       ----   ------------
Revenues ..............................   $ 3,334   $   500    $   --   $ 3,834
Operating Profit (Loss) ...............     1,176    (2,808)       --    (1,632)
Interest Income .......................        55         8        --        63
Interest Expense ......................       168        25        --       193
Income (Loss) before Income Tax
  Benefit .............................     1,050    (2,826)       --    (1,776)

                                                   (Dollars in Thousands)
                                             Three Months ended June 30, 1999
                                          -----------------------------------------
                                          Classic     TAS       Care   Consolidated
                                          -------     ---       ----   ------------
Revenues ..............................   $ 2,354   $ 1,143    $   --   $ 3,497
Operating Profit (Loss) ...............     1,474    (1,135)       --       339
Interest Income .......................        36        17        --        53
Interest Expense ......................        66        32        --        98
Income (Loss) before Income Tax
  Benefit .............................     1,409    (1,158)       --       251

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                   (Dollars in Thousands)
                                                Six Months ended June 30, 1999
                                           -----------------------------------------
                                           Classic     TAS       Care   Consolidated
                                           -------     ---       ----   ------------
Revenues ...............................   $ 4,055   $ 2,571    $   --   $ 6,626
Operating Profit (Loss) ................     2,079    (1,919)       --       160
Interest Income ........................        68        44        --       112
Interest Expense .......................       118        76        --       194
Income (Loss) before Income Tax
  Benefit ..............................     1,987    (1,952)       --        35

[6] Earnings Per Share Disclosures

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations:

                                                 For the three months ended
                                                       June 30, 2000
                                         ----------------------------------------
                                           Income           Shares      Per Share
                                         (Numerator)     (Denominator)    Amount
                                         -----------     -------------  ---------
Basic EPS:
 Income Available to Common
   Stockholders ....................     $  (998,652)      17,171,000     $(0.06)
Effect of Dilutive Securities:
  Options ..........................              --               --        --
  Warrants .........................              --               --        --
                                         -----------       ----------     ------
Diluted EPS:
  Income Available to Common
    Stockholders Plus Assumed
       Conversions .................     $  (998,652)      17,171,000     $(0.06)
                                         ===========       ==========     ======

                                                 For the six months ended
                                                       June 30, 2000
                                         ----------------------------------------
                                           Income           Shares      Per Share
                                         (Numerator)     (Denominator)    Amount
                                         -----------     -------------  ---------
Basic EPS:
 Income Available to Common
   Stockholders ....................     $(1,776,304)      17,100,000     $(0.10)
Effect of Dilutive Securities:
  Options ..........................              --               --        --
  Warrants .........................              --               --        --
                                         -----------       ----------     ------
Diluted EPS:
  Income Available to Common
    Stockholders Plus Assumed
       Conversions .................     $(1,776,304)      17,100,000     $(0.10)
                                         ===========       ==========     ======

                                                      For the three months ended
                                                            June 30, 1999
                                                -------------------------------------
                                                  Income        Shares      Per Share
                                                (Numerator)  (Denominator)    Amount
                                                -----------  -------------    ------
Basic EPS:
 Income Available to Common
   Stockholders ..............................  $  251,430    16,999,716      $0.01
Effect of Dilutive Securities:
  Options ....................................          --       310,745         --
  Warrants ...................................          --        81,220         --
                                                ----------    ----------      -----
Diluted EPS:
  Income Available to Common
    Stockholders Plus Assumed Conversions ....  $  251,430    17,391,681      $0.01
                                                ==========    ==========      =====

                                                      For the six months ended
                                                            June 30, 1999
                                                -------------------------------------
                                                  Income        Shares      Per Share
                                                (Numerator)  (Denominator)    Amount
                                                -----------  -------------    ------
Basic EPS:
 Income Available to Common
   Stockholders ..............................  $  235,119    16,993,230      $0.01
Effect of Dilutive Securities:
  Options ....................................          --       454,349         --
  Warrants ...................................          --       236,093         --
                                                ----------    ----------      -----
Diluted EPS:
  Income Available to Common
    Stockholders Plus Assumed Conversions ....  $  235,119    17,683,672      $0.01
                                                ==========    ==========      =====

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

The Company's options and warrants were not included in the computation of EPS for the periods ended June 30, 2000 because to do so would be antidilutive. The Company's covertible debt does not affect the EPS calculation for the periods ended June 30, 2000 because it would be antidilutive.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Item 2:

Total revenues for the three months ended June 30, 2000 were $1,555,000 as compared to $3,497,000 for the same period in 1999. Licenses fees were $196,000 for the three months ended June 30, 2000 compared to $1,004,000 in the same period in 1999, as the result of fewer new Classic sales and no new TAS 2000 sales in the second quarter of 2000. For the three months ended June 30, 2000, maintenance revenues were $952,000 compared to $1,082,000 in the same period of the prior year. Professional services revenue contributed $407,000 in the three months ended June 30, 2000 compared to $1,411,000 in the second quarter of 1999 as a result of no new TAS 2000 sales. Total Classic revenues were 1,446,000 for the three months ended June 30, 2000 as compared to $2,354,000 for the three months ended June 30, 1999. Total TAS 2000 revenues were $109,000 for the three months ended June 30, 2000 as compared to $1,143,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, total revenues were $3,834,000 compared to $6,626,000 in the same period of the prior year. Total Classic revenues were $3,334,000 for the six months ended June 30, 2000 as compared to $4,055,000 in the same period in 1999. Total TAS 2000 revenues were $500,000 for the first six months of 2000 as compared to $2,571,000 in the same period in 1999.

Cost of revenues decreased to $1,647,000 and $3,932,000 for the three and six months ended June 30, 2000 as compared to $2,306,000 and $4,589,000 for the same periods in 1999 due to staff reductions in the TAS 2000 division. The TAS 2000 division has been reorganized and resources have been allocated to providing maintenance to the existing TAS 2000 customer. Non-cash capitalized software amortization was $225,000 and $450,000 for the three and six months ended June 30, 2000 as compared to $124,000 and $229,000 in the same periods in 1999.

Research and development expenses were $224,000 and $389,000 for the three and six months ended June 30, 2000 compared to $246,000 and $486,000 for the same periods in 1999.

Sales and marketing expenses were $212,000 and $400,000 for the three and six months ended June 30, 2000 as compared to $515,000 and $985,000 in the same periods of 1999 due primarily to a reduction in the sales force in 2000.

General and administrative expenses increased to $403,000 and $910,000 in the three and six months ended June 30, 2000 as compared to $324,000 and $681,000 in the same periods in 1999 primarily due to an increase in staffing and legal costs in the second quarter of 2000.

Liquidity and Capital Resources

At June 30, 2000, the Company had working capital of $765,000 compared to a working capital of $4,039,000 in 1999.

On March 28, 2000, the Company received the $500,000 scheduled payment due under the Care Note.

During June 2000, the Company received $400,000 from Vault Management Limited.

The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs for the Company in 2000.

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

The Company's exposure to foreign exchange rate fluctuations arises from sales made to a U.K. customer. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company as of June 30, 2000 was a loss of $14,000.

                                * * * * * * * * *

Statements in this Form 10-Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause the Company's actual results in future periods to differ materially from expected results. Those risks include, among others, risk associated with increased competition, customer decisions, delays in productivity programs and new product introductions, and other business factors beyond the Company's control. Those and other risks are described in the Company's filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      On February 23, 2000, COVER-ALL commenced an action against Inspire Insurance Solutions, Inc., a Texas corporation ("Inspire"), in United States District Court, District of New Jersey, claiming $1.5 million in damages for breach of contract stemming from Inspire's failure to make certain maintenance and support payments to COVER-ALL and its anticipatory repudiation of such future payments under the contract. In April 2000, Inspire filed counterclaims against COVER-ALL for $2.5 million for allegedly failing, among other things, to provide a graphical user interface version of software to Inspire.

Item 2 - Changes in Securities and Use of Proceeds

      In June 2000, the Company issued 640,000 shares of its Common Stock for $.625 per share to Vault Management Limited for an aggregate of $400,000. Pursuant to the agreement between the Company and Vault, Vault has the option to purchase additional shares of the Company's Common Stock in $200,000 installments at $.625 per share on each of August 31, 2000, October 31, 2000 and November 30, 2000 for an aggregate of up to 1,600,000 shares for $1,000,000. The agreement also calls for the equivalent number of the Company's detachable five-year warrants to be issued to Vault on shares issued at an exercise price of $.625 per share. The proceeds to the Company will be used for general working capital purposes. The sale of the shares of Common Stock to Vault was exempt from registration under Section 4(2) of the Securities Act of 1933 because the offer and sales were made to a limited number of investors in a private transaction.

Item 4 - Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of Cover-All Technologies Inc. was held on June 22, 2000 (the "Meeting"). At the Meeting, the stockholders of the Company elected one director, John Roblin, to serve for a three-year term and until his successor has been duly elected and qualified.

      Indicated below are the total votes cast in favor of the director nominee and the total votes withheld:

          Director                       Votes For          Votes Withheld
          --------                       ---------          --------------

          John Roblin                   14,897,848             262,031

      The stockholders also approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 30,000,000 to 75,000,000 by the requisite vote of a majority of the outstanding shares of Common Stock entitled to vote on such proposal. There were 14,766,907 shares cast in favor of the proposal and 366,282 shares cast in opposition thereto.

      The stockholders of the Company also approved an amendment to the Company's 1995 Employee Stock Option Plan (the "1995 Plan") to increase the aggregate number of shares of Common Stock of the Company available for grant under the 1995 Plan from 2,000,000 to 5,000,000 shares. There were 7,685,869 shares cast in favor of the proposal and 428,132 shares cast against such proposal.

      The stockholders of the Company also approved an amendment to the 1994 Stock Option Plan for Independent Directors (the "1994 Plan") to increase the aggregate number of shares of Common Stock of the Company available for grant under the 1994 Plan from 300,000 to 750,000 There were 7,690,868 shares cast in favor of the proposal and 428,942 shares cast against such proposal.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits.

  3(g) Certificate of Amendment of Certificate of Incorporation filed on July 12, 2000.

  27.         Financial Data Schedule.

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

                                        COVER-ALL TECHNOLOGIES INC.


Date:   August 11, 2000                 By: /s/ Mark Johnston
                                           -------------------------------------
                                           Mark Johnston, Chairman and
                                           Interim Chief Financial Officer


Date:   August 11, 2000                By: /s/ John Roblin
                                          --------------------------------------
                                          John Roblin, President and
                                          Chief Executive Officer