Form 10-Q/A
period 2000-06-30
COVER ALL TECHNOLOGIES INC
filed 2000-08-24
CIK 737300

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

INDEX TO FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2000.
--------------------------------------------------------------------------------

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits.

  *3(g) Certificate of Amendment of Certificate of Incorporation filed on July 12, 2000.

  10(1)(8) Letter Agreement, dated as of June 9, 2000, from the Registrant amending Secured Promissory Note of Care Corporation Limited ("Care"), dated as of March 31, 1998.

  10(p)(1)    Form of Warrant issued by the Registrant to Vault Management
              Limited.

  10(p)(2) Stock Purchase Agreement, dated as of June 9, 2000, between the Registrant and Vault Management Limited.

  *27.        Financial Data Schedule.

----------
* Previously filed

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

                                        COVER-ALL TECHNOLOGIES INC.


Date:   August 22, 2000                 By: /s/ Mark Johnston
                                           -------------------------------------
                                           Mark Johnston, Chairman and
                                           Interim Chief Financial Officer


Date:   August 22, 2000                By: /s/ John Roblin
                                          --------------------------------------
                                          John Roblin, President and
                                          Chief Executive Officer