Form 10-Q
period 2000-09-30
COVER ALL TECHNOLOGIES INC
filed 2000-10-31
CIK 737300

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                ----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000 Commission File Number 0-13124
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

                                 Yes |X| No |_|

                Number of shares outstanding at October 30, 2000:

          17,681,172 shares of Common Stock, par value $.01 per share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
================================================================================

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000.
================================================================================

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
     and December 31, 1999 (Audited)........................................   3

     Consolidated Statements of Operations for the three and nine
     months ended September 30, 2000 and 1999 (Unaudited)...................   5

     Consolidated Statements of Cash Flows for the nine
     months ended September 30, 2000 and 1999 (Unaudited)...................   6

     Notes to Consolidated Financial Statements (Unaudited).................   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................  12

PART II: OTHER INFORMATION..................................................  15

SIGNATURES..................................................................  16

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
================================================================================

CONSOLIDATED BALANCE SHEETS
================================================================================

                                                              September 30,  December 31,
                                                                  2000           1999
                                                              -------------  ------------
                                                               (Unaudited)     (Audited)
Assets:
Current Assets:
   Cash and Cash Equivalents ...............................   $   396,131    $ 1,065,793
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $1,402,271 and $1,730,249) ........................     2,545,858      2,368,272
   Note Receivable -- Related Party ........................     1,250,000        959,344
   Prepaid Expenses ........................................       203,312        365,194
   Accrued Interest -- Related Party Note Receivable .......            --         40,656
                                                               -----------    -----------

   Total Current Assets ....................................     4,395,301      4,799,259
                                                               -----------    -----------

Property and Equipment -- At Cost:
   Furniture, Fixtures and Equipment .......................     3,213,623      3,191,154
   Less: Accumulated Depreciation ..........................    (2,863,425)    (2,749,589)
                                                               -----------    -----------

  Property and Equipment -- Net ............................       350,198        441,565
                                                               -----------    -----------

Note Receivable -- Related Party
   (Net of Unearned Interest of $175,449 and $250,477) .....       824,551      1,749,523
                                                               -----------    -----------

Capitalized Software (Less Accumulated Amortization of
   $3,759,000 and $3,084,571) ..............................     1,422,631      2,097,060
                                                               -----------    -----------

Other Assets ...............................................        59,335         59,335
                                                               -----------    -----------

   Total Assets ............................................   $ 7,052,016    $ 9,146,742
                                                               ===========    ===========

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
================================================================================

CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                 September 30,    December 31,
                                                                     2000             1999
                                                                 -------------    ------------
                                                                  (Unaudited)      (Audited)
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable ..........................................   $  1,130,073    $  1,085,395
   Accrued Liabilities .......................................        445,179         886,850
   Obligation Under Capital Lease ............................         63,164          59,497
   Unearned Revenue ..........................................      1,482,297       1,595,217
                                                                 ------------    ------------

   Total Current Liabilities .................................      3,120,713       3,629,959

Long-Term Liabilities:
   Obligation Under Capital Lease ............................         34,573          82,416
   Convertible Debentures ....................................      3,000,000       3,000,000
                                                                 ------------    ------------

   Total Long-Term Liabilities ...............................      3,034,573       3,082,416
                                                                 ------------    ------------

   Total Liabilities .........................................      6,155,286       6,709,375
                                                                 ------------    ------------

Commitments and Contingencies ................................             --              --
                                                                 ------------    ------------

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares,
      Issued 17,681,172 and 17,003,672 Shares, Respectively ..        176,812         170,037

Capital In Excess of Par Value ...............................     27,207,203      26,763,197

Accumulated Deficit ..........................................    (26,487,285)    (24,495,867)
                                                                 ------------    ------------

Total Stockholders' Equity ...................................        896,730       2,437,367
                                                                 ------------    ------------

Total Liabilities and Stockholders' Equity ...................   $  7,052,016    $  9,146,742
                                                                 ============    ============

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
================================================================================

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================

                                                  Three months ended              Nine months ended
                                                     September 30,                   September 30,
                                             ----------------------------    ----------------------------
                                                 2000            1999            2000            1999
                                             ------------    ------------    ------------    ------------
Revenues:
     Licenses ............................   $    721,070    $    301,500    $  1,736,776    $  2,504,690
     Maintenance .........................        977,553       1,132,966       2,986,360       3,235,451
     Professional Services ...............        534,529         699,584       1,344,059       3,020,184
                                             ------------    ------------    ------------    ------------
     Total Revenues ......................      2,233,152       2,134,050       6,067,195       8,760,325
                                             ------------    ------------    ------------    ------------

Cost of Revenues:
     Licenses ............................        422,616       1,157,537       2,422,410       4,257,839
     Maintenance .........................        856,349         405,471       2,408,636       1,235,249
     Professional Services ...............        245,313         288,522         625,175         947,325
                                             ------------    ------------    ------------    ------------
     Total Cost of Revenues ..............      1,524,278       1,851,530       5,456,221       6,440,413
                                             ------------    ------------    ------------    ------------
     Direct Margin .......................        708,874        (282,520)        610,974       2,319,912
                                             ------------    ------------    ------------    ------------

Operating Expenses:
     Sales and Marketing .................        228,324         354,612         628,371       1,339,318
     General and Administrative ..........        432,802         346,795       1,342,590       1,027,903
     Research and Development ............        223,503         291,356         612,877         777,735
     Allowance for Doubtful Accounts .....        (38,675)        129,000        (203,440)       (145,405)
                                             ------------    ------------    ------------    ------------
     Total Operating Expenses ............        845,954       1,121,763       2,380,398       2,999,551
                                             ------------    ------------    ------------    ------------
     Operating Income (Loss) .............       (137,080)       (839,243)     (1,769,424)       (679,639)
                                             ------------    ------------    ------------    ------------

Interest Expense (Income):
     Interest Expense (Income) ...........         95,220          95,370         283,057         276,165
     Interest Income - Related Party
       (Imputed) .........................        (17,186)        (46,757)        (75,028)       (145,720)
                                             ------------    ------------    ------------    ------------
     Total Interest Expense (Income) .....         78,034          48,613         208,029         130,445
                                             ------------    ------------    ------------    ------------

     Foreign Currency Transaction
       Gain (Loss) .......................             --         (16,161)        (13,965)        (58,814)
                                             ------------    ------------    ------------    ------------
     Income (Loss) Before Income Tax
       Benefit ...........................       (215,114)       (904,017)     (1,991,418)       (868,898)

Income Tax Benefit .......................             --              --              --         200,000
                                             ------------    ------------    ------------    ------------

Net Income (Loss) ........................   $   (215,114)   $   (904,017)   $ (1,991,418)   $   (668,898)
                                             ============    ============    ============    ============

Basic and Diluted Earnings (Loss) Per
     Common Share ........................   $      (0.01)   $      (0.05)   $      (0.11)   $      (0.04)
                                             ============    ============    ============    ============

Weighted Average Number of Common Shares
     Outstanding for Basic Earnings (Loss)
     Per Common Share ....................     17,681,000      17,000,000      17,295,000      16,997,000
                                             ============    ============    ============    ============

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                   Nine months ended September 30,
                                                                   -------------------------------
                                                                       2000                1999
                                                                   -----------         -----------
Cash Flows from Operating Activities:
      Income (Loss) from Operations ............................   $(1,991,418)        $  (668,898)
      Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided From (Used for) Operating Activities:
             Depreciation ......................................       114,328             151,941
             Amortization of Capitalized Software ..............       674,429             348,113
             Imputed Interest Income ...........................      (115,684)           (104,793)
             Deferred Tax Asset ................................            --            (200,000)
             Provision for Uncollectible Accounts ..............      (203,440)             76,000

      Changes in Assets and Liabilities:
         (Increase) Decrease in:
             Accounts Receivable ...............................        25,854            (764,799)
             Prepaid Expenses ..................................       161,882            (107,943)
             Accrued Interest -- Related Party Note Receivable .        40,656             (40,927)
             Other Assets ......................................            --              (4,968)

         Increase (Decrease) in:
             Accounts Payable ..................................        44,678            (161,995)
             Accrued Liabilities ...............................      (441,671)           (422,018)
             Unearned Revenue ..................................      (112,920)          1,046,844
                                                                   -----------         -----------

      Net Cash Used For Operating Activities .................    (1,803,306)           (853,443)
                                                                   -----------         -----------

Cash Flows from Investing Activities:
      Repayment of Notes Receivable - Related Party ............       750,000             500,000
      Capital Expenditures .....................................       (22,961)           (368,583)
      Capitalized Software Expenditures ........................            --          (1,186,162)
                                                                   -----------         -----------

      Net Cash Provided From (Used For) Investing Activities ....       727,039          (1,054,745)
                                                                   -----------         -----------

Cash Flows from Financing Activities:
      Net Proceeds from Issuance of Common Stock ...............       431,250                  --
      Principal Payments on Capital Lease ......................       (44,176)            (22,962)
      Proceeds from Exercise of Stock Options ..................        19,531              40,000
                                                                   -----------         -----------

      Net Cash Provided from Financing Activities ..............       406,605              17,038
                                                                   -----------         -----------

Change in Cash and Cash Equivalents ............................      (669,662)         (1,891,150)

Cash and Cash Equivalents - Beginning of Period ................     1,065,793           2,286,610
                                                                   -----------         -----------

Cash and Cash Equivalents - End of Period ......................   $   396,131         $   395,460
                                                                   ===========         ===========

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of September 30, 2000, and the results of their operations for the three and nine month periods ended September 30, 2000 and 1999, and their cash flows for the nine month periods ended September 30, 2000 and 1999. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for a full year.

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

The discounted note is collateralized by unencumbered Cover-All stock owned by Care and a Care affiliate, Software Investments Limited ("SIL"). The number of shares required as collateral will vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance of the note. The number of shares required as collateral will be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on such date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. The Company has received the subsequent payments due under the Care Note, including the payment due by September 30, 2000. In November 1999, the Board of Directors decided that due to the hardship placed upon Care by the pledged share requirement of the pledge agreement given the then current price of the

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

Company's common stock and to Care's history of making each of the $500,000 payments on the promissory note in a timely manner, it would be in the best interest of the Company to agree to allow Care to cap the number of shares of the Company's common stock required to be pledged to the Company pursuant to the pledge agreement to 2,500,000. In connection with the investment by Vault Management Limited (see Note 3), one-half of the payment due September 30, 2000 has been deferred until December 31, 2000.

The balance of the undiscounted Care Note at September 30, 2000 is $2,250,000, of which $1,250,000 is classified as currently due. The undiscounted long-term portion of the Care Note at September 30, 2000 of $1,000,000 is shown at $824,551, net of unearned interest of $175,449.

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

The agreement also calls for the equivalent number of the Company's detachable five-year warrants to be issued to Vault at an exercise price of $.625 per share. The agreement provides that Vault shall have the option to make payments beyond the required $400,000 in $200,000 installments each on August 31, 2000, October 31, 2000 and November 30, 2000. Vault did not exercise its option to make a payment of $200,000 on August 31, 2000. The decision not to exercise Vault's option was mutually agreed upon by Vault and the Company.

As part of the Vault transaction, the Company also agreed to modify the terms of the Care Note such that the semi-annual principal payment of $500,000 due and payable on September 30, 2000 shall be due and payable as to $250,000 on September 30, 2000 and as to $250,000 on December 31, 2000. The Company received the $250,000 payment on September 29, 2000. Mr. Mark Johnson, the Company's Chairman and Interim Chief Financial Officer, is a director of both Vault and Care.

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

At September 30, 1999, the Company's two business units had distinct management teams and infrastructures that offered different products and services which were evaluated separately in assessing performance and allocating resources. These business units have been reported as two reportable segments, Classic and TAS.

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

                                                  (Dollars in Thousands)
                                           Three Months ended September 30, 2000
                                           -------------------------------------
                                           Classic        TAS       Consolidated
                                           -------      -------     ------------

Revenues ................................  $ 1,974      $   259       $ 2,233
Operating Profit (Loss) .................      796         (933)         (137)
Interest Income .........................       16            2            18
Interest Expense ........................       85           11            96
Income (Loss) before Income Tax Benefit .      727         (942)         (215)

                                                  (Dollars in Thousands)
                                            Nine Months ended September 30, 2000
                                           -------------------------------------
                                           Classic        TAS       Consolidated
                                           -------      -------     ------------
Revenues.................................  $ 5,308      $   759       $ 6,067
Operating Profit (Loss)..................    1,825       (3,594)       (1,769)
Interest Income..........................       66           15            81
Interest Expense.........................      256           33           289
Income (Loss) before Income Tax Benefit .    1,622       (3,613)       (1,991)

                                                  (Dollars in Thousands)
                                           Three Months ended September 30, 1999
                                           -------------------------------------
                                           Classic        TAS       Consolidated
                                           -------      -------     ------------

Revenues.................................  $ 1,681      $   453       $ 2,134
Operating Profit (Loss)..................      424       (1,263)         (839)
Interest Income..........................       46            4            50
Interest Expense.........................       77           22            99
Income (Loss) before Income Tax Benefit .      379       (1,283)         (904)

                                                  (Dollars in Thousands)
                                            Nine Months ended September 30, 1999
                                           -------------------------------------
                                           Classic        TAS       Consolidated
                                           -------      -------     ------------

Revenues.................................   $ 5,735     $ 3,025       $ 8,760
Operating Profit (Loss)..................     2,292      (2,972)         (680)
Interest Income..........................       114          48           162
Interest Expense.........................       203          90           293
Income (Loss) before Income Tax Benefit..     2,152      (3,021)         (869)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

[5] Earnings Per Share Disclosures

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations:

                                                     For the three months ended
                                                         September 30, 2000
                                              ----------------------------------------
                                                 Income         Shares       Per Share
                                              (Numerator)    (Denominator)     Amount
                                              -----------    -------------   ---------
Basic EPS:
 Income Available to Common
   Stockholders ............................   $(215,114)      17,681,172    $  (0.01)
Effect of Dilutive Securities:
  Options ..................................          --               --          --
  Warrants .................................          --               --          --
                                               ---------       ----------    --------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions ...............   $(215,114)      17,681,172    $  (0.01)
                                               =========       ==========    ========

                                                      For the nine months ended
                                                         September 30, 2000
                                              ----------------------------------------
                                                 Income         Shares       Per Share
                                              (Numerator)    (Denominator)     Amount
                                              -----------    -------------   ---------
Basic EPS:
 Income Available to Common
   Stockholders ..........................    $(1,991,418)    17,295,168     $  (0.11)
Effect of Dilutive Securities:
  Options ................................             --             --           --
  Warrants ...............................             --             --           --
                                              -----------     ----------     --------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions .............    $(1,991,418)    17,295,168     $  (0.11)
                                              ===========    ===========     ========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

                                                     For the three months ended
                                                         September 30, 1999
                                              ----------------------------------------
                                                 Income         Shares       Per Share
                                              (Numerator)    (Denominator)     Amount
                                              -----------    -------------   ---------
Basic EPS:
 Income Available to Common
   Stockholders ............................  $ (904,017)      17,000,000    $  (0.05)
Effect of Dilutive Securities:
  Options ..................................          --          157,805          --
  Warrants .................................          --               --          --
                                              ----------       ----------    --------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions ...............  $ (904,017)      17,157,805    $  (0.05)
                                              ==========       ==========    ========

                                                      For the nine months ended
                                                         September 30, 1999
                                              ----------------------------------------
                                                 Income         Shares       Per Share
                                              (Numerator)    (Denominator)     Amount
                                              -----------    -------------   ---------
Basic EPS:
 Income Available to Common
   Stockholders ............................   $ (668,898)     16,996,749    $  (0.04)
Effect of Dilutive Securities:
  Options ..................................           --         371,602          --
  Warrants .................................           --         154,781          --
                                               ----------      ----------    --------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions ...............   $ (668,898)     17,523,132    $  (0.04)
                                               ==========      ==========    ========

Options to purchase 282,500 shares of common stock at prices ranging from $2.13 to $5.00 per share were outstanding at September 30, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($2.04).

The Company's options and warrants were not included in the computation of EPS for the periods ended September 30, 2000 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the periods ended September 30, 2000 and 1999 because it would be antidilutive.

Item 2:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================

Total revenues for the three months ended September 30, 2000 were $2,233,000 as compared to $2,134,000 for the same period in 1999. License fees were $721,000 for the three months ended September 30, 2000 compared to $301,000 in the same period in 1999, as a result of three new Classic sales in the third quarter of 2000. For the three months ended September 30, 2000, maintenance revenues were $978,000 compared to $1,133,000 in the same period of the prior year. Professional services revenue contributed $534,000 in the three months ended September 30, 2000 compared to $700,000 in the third quarter of 1999 as a result of no new TAS 2000 sales. Total Classic revenues were $1,974,000 for the three months ended September 30, 2000 as compared to $1,681,000 for the three months ended September 30, 1999. Total TAS 2000 revenues were $259,000 for the three months ended September 30, 2000 as compared to $453,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, total revenues were $6,067,000 compared to $8,760,000 in the same period of the prior year. Total Classic revenues were $5,308,000 for the nine months ended September 30, 2000 as compared to $5,735,000 in the same period in 1999. Total TAS 2000 revenues were $759,000 for the first nine months of 2000 as compared to $3,025,000 in the same period in 1999.

Cost of sales decreased to $1,524,000 and $5,456,000 for the three and nine months ended September 30, 2000 as compared to $1,852,000 and $6,440,000 for the same periods in 1999 due to staff reductions in the TAS 2000 division, which has been reorganized and resources have been allocated to providing maintenance to the existing TAS 2000 customers. Non-cash capitalized software amortization was $225,000 and $674,000 for the three and nine months ended September 30, 2000 as compared to $119,000 and $348,000 in the same periods in 1999.

Research and development expenses were $224,000 and $613,000 for the three and nine months ended September 30, 2000 compared to $291,000 ad $778,000 for the same periods in 1999.

Sales and marketing expenses were $228,000 and $628,000 for the three and nine months ended September 30, 2000 as compared to $355,000 and $1,339,000 in the same periods of 1999 primarily due to a reduction in the sales force in 2000.

General and administrative expenses increased to $433,000 and $1,343,000 in the three and nine months ended September 30, 2000 as compared to $347,000 and $1,028,000 in the same periods in 1999 primarily due to an increase in the staffing and legal costs in 2000.

During 1999, the Company availed itself of a program offered by the State of New Jersey whereby it sold state net operating loss carryovers of $11,178,111 for net proceeds of $835,066. The sale of additional net operating loss carryovers by the Company has been approved for 2000, but the exact allocation has not yet been determined. The State of New Jersey indicated that the minimum allocation would be one-half of the amount allowed in 1999. The Company expects to recognize the income tax benefit of this sale in the fourth quarter of 2000.

Liquidity and Capital Resources

At September 30, 2000, the Company had working capital of $1,275,000 compared to a working capital of $3,368,000 in 1999.

On March 28, 2000, the Company received the $500,000 scheduled payment due under the Care Note. During June 2000, the Company received $400,000 from Vault Management Limited. On September 29, 2000, the Company received the $250,000 scheduled payment due under the Care Note.

The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs for the Company in 2000.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. As a result, the SAB 101 will not be effective for the Company until the quarter ended December 31, 2000. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================

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

Foreign Currency Risk. The Company earned revenues in the U.K. in the first quarter of 2000. The Company presently has no international business. The Company's international business was subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could have been materially adversely impacted by changes in these or other factors.

The Company's exposure to foreign exchange rate fluctuations arose from sales made to a U.K. customer. As exchange rates vary, these results, when translated, could have varied from expectations and adversely impacted overall expected profitability. The effect of foreign exchange rate fluctuations on the Company as of September 30, 2000 was a loss of $14,000.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
================================================================================

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         On February 23, 2000, COVER-ALL commenced an action against Inspire Insurance Solutions, Inc., a Texas corporation ("Inspire"), in United States District Court, District of New Jersey, claiming $1.5 million in damages for breach of contract stemming from Inspire's failure to make certain maintenance and support payments to COVER-ALL and its anticipatory repudiation of such future payments under the contract. In April 2000, Inspire filed counterclaims against COVER-ALL for $2.5 million for allegedly failing, among other things, to provide a graphical user interface version of software to Inspire. The parties have conducted discovery proceedings which COVER-ALL expects will be completed during the fourth quarter of 2000.

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits.

       27.      Financial Data Schedule.

(b)    Reports on Form 8-K.

       None.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
================================================================================

SIGNATURES
================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COVER-ALL TECHNOLOGIES INC.


Date: October 31, 2000                 By: /s/ Mark Johnston
                                           -------------------------------------
                                           Mark Johnston, Chairman and Interim
                                           Chief Financial Officer


Date: October 31, 2000                 By: /s/ John Roblin
                                           -------------------------------------
                                           John Roblin, President and Chief
                                           Executive Officer