Form 10-K
period 2000-12-31
COVER ALL TECHNOLOGIES INC
filed 2001-03-30
CIK 737300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 (201) 794-4800
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------        -----------------------------------------
          COMMON STOCK, PAR VALUE               PHILADELPHIA STOCK EXCHANGE
             $.01 PER SHARE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 23, 2001 was $3,243,000.

NUMBER OF SHARES OUTSTANDING AT MARCH 23, 2001:

          15,181,172 shares of Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference in whole or in part for Part III, Items 10, 11, 12 and 13, of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

GENERAL

     Cover-All Technologies Inc. (the "Company" or "Cover-All"), a Delaware corporation formed in 1971, is a provider of state-of-the-art software products and services to the property/casualty insurance industry through its wholly-owned subsidiary, Cover-All Systems, Inc., a Delaware corporation.

     Cover-All offers sophisticated software products and services to the property and casualty insurance industry. The Company focuses on the functions required to market, rate, issue, print, bill and support the entire life cycle of insurance policies. The products and services offered combine an in-depth knowledge of property and casualty insurance with innovative solution designs utilizing state-of-the-art technology. Products are available fully configured ("off-the-shelf") or customized to specific customer needs utilizing Cover-All's unique tool set. The software can be licensed for customer use on their own platforms or can be licensed through an ASP (Application Services Provider) utilizing third party technology platforms and support.

     Cover-All also offers on-going support services, including insurance rate and rule changes, in a cost-effective manner. These support services include analyzing the changes, development, quality assurance, documentation and distribution of insurance rate and rule changes. The Company also provides a wide range of professional services that support product customization, conversion from existing systems and data integration with other software or reporting agencies. The Company derives revenue from software contract licenses to new and existing customers, service fees from the ASP, continuing maintenance fees for servicing the product and professional services.

CLASSIC

     In December 1989, the Company purchased, through its subsidiary, the assets related to the exclusive proprietary rights to a PC-based software application for policy rating and issuance for property/casualty insurance companies. This software utilizes a unique design that separates the "insurance product definition" from the actual technology "engines." The elegance of this design has enabled the Company to stay current with technology innovations while preserving its "insurance knowledge" investment. This concept has evolved into what is known today as the Classic product.

     The Classic product line is a self-contained full policy life cycle suite that supports the following functions:

o    Data capture and editing
o    Rating
o    Policy issuance including multiple recipient print
o All policy transactions including quotes, new lines, endorsements, renewals, audits and cancellations

     The Classic product was designed to accommodate all lines of property and casualty insurance but is especially effective in coping with the complexity and variability of commercial lines insurance. Cover-All today offers off-the-shelf support for more than 20 lines of commercial business in virtually all states and Puerto Rico. Cover-All's extensive experience in creating custom products combined with its proprietary tool set enables the Company to deliver support for new insurance products in short time frames.

     A strength of the Classic product is that it has been designed to reduce the complexity of the insurance process for the user. Classic's user interface asks the user for only the information necessary for the task at hand. The product performs complete editing as the data is entered so that errors can be corrected immediately. The software can run on stand-alone PCs, over a LAN utilizing a shared database or over the Internet utilizing a browser.

     The Classic software was originally developed using the MicroFocus COBOL language, and the Company upgraded this product line for use in the Windows 95, Windows 98 and NT operating systems. During 1999, the Classic product was also upgraded to utilize a graphical user interface ("GUI"). During 2000 it has also been implemented in an Internet or thin client environment. This feature enables customers to allow remote access to their customers or partners. The Internet is also the platform utilized by the ASP offering.

     The Classic product is in use in over 60 companies. Total Classic revenues were $6,772,000 for 2000 as compared to $7,144,000 and $6,708,000 for 1999 and
1998, respectively.

TAS 2000

     Since 1993, Cover-All has been developing a second product line known as Total Administrative Solution ("TAS 2000") and, as of December 31, 2000, Cover-All has developed a suite of functionality including billing, full policy life-cycle support, Customer Relationship Management (CRM) and financial and statistical reporting. These functional components have been built out and implemented for workers compensation. This product suite, called TAS Comp, is currently in production at one customer site. These components are also being marketed separately and are being integrated with the Classic product for deployment in the ASP and in other new product or service offerings currently being developed.

     The TAS 2000 product is built upon a comprehensive Oracle database designed to meet the data requirements for an insurance enterprise. The data is organized around customers and is designed to meet the complex data requirements of the property/casualty insurance industry. The current TAS 2000 product includes several functionally rich components including billing, client-management, agent/broker management, rating, policy issuance and print and financial/statistical reporting. It also includes a number of application development tools for property/casualty insurers designed to enable faster implementation of new or reengineered business processes.

     TAS 2000 applications run on commodity priced open computer systems and use state-of-the-art software technology provided by Oracle Corporation. Total TAS 2000 revenues were $1,191,000 for 2000, $3,884,000 for 1999 and $5,560,000 for
1998.

                                      * * *

     In March 1997, the Company raised $3 million of financing through the sale of 12 1/2% Convertible Debentures (the "Debentures"), due March 2002. The Debentures are convertible into shares of common stock at $1.25 per share and carry certain restrictive covenants.

     In December 1999, the Company hired Mr. John Roblin as the Company's President and Chief Executive Officer. In March 2000, Mr. Roblin was elected to the Board of Directors of the Company and in February 2001, Mr. Roblin was named Chairman of the Board succeeding Mr. Mark Johnston, who remains a director of the Company. In addition, the Company named Ms. Ann F. Massey, its Controller, as Chief Financial Officer in February 2001, replacing Mr. Johnston, who served as Chief Financial Officer on an interim basis since March 2000. Also in February 2001, Ms. Maryanne Gallagher was named Chief Operating Officer. In March 2001, Mr. Frank Orzell was hired to be the Company's Chief Marketing Officer.

PRODUCT DESCRIPTION

     CLASSIC PRODUCT LINE

     The Classic product is a software package that was designed to function on a variety of technology platforms including PC, client/server and Internet (thin client). Classic is designed to automate the rating, policy issuance and policy administration tasks for the property and casualty insurance industry. Functionality includes data capture/editing, rating, policy issuance and policy administration (including generation of statistical and financial data) for quoting, new business, mid-term changes, cancellations, reinstatements and renewals. The system's print engine creates multiple recipient copies of all relevant documentation for each of these transactions, including quote summaries, declaration pages and mandatory and optional manuscript forms. This product supports full policy life cycle functionality for property and casualty lines of business in a user-friendly system.

     The Company believes that the Classic product line brings to the customer many useful functions, features and capabilities. Some are line-of-business specific and some are line-of-business independent. These include:

o        Clear and comprehensive data collection with extensive real time edits
o Policy history - easy policy changes and useful for activities such as coverage inquiries
o        On-line system, screen and field level help
o        On-line ISO Commercial Lines Manual Tables and Footnotes
o        Easy and direct system navigation
o        Standard ISO coverages and rates support
o        Company customized coverages and rates support
o Fully automated recipient driven issuance of declaration pages, worksheets, ID card, etc., including print preview
o        Help Desk assistance
o        Remote diagnostic and fix capabilities

     The Classic product technology design was created with an understanding of the complexity and constantly changing nature of property and casualty insurance. The Classic product consists of several "engines" that perform driven by a series of external "rules" or metadata that contain the insurance specifics. This metadata has been developed over the last 10 years and has been enhanced and expanded throughout this period. Today this Metadata supports more than 20 commercial coverages in virtually all states and Puerto Rico as well as many custom products. Utilizing this proprietary tool set allows Cover-All to effectively and efficiently modify existing insurance coverages or add new products in very short time frames.

     The design of Classic also allows Cover-All to stay current with changes in technology while reusing the intellectual capital represented in the insurance rules. The Classic product line has also been upgraded to run on a LAN where any number of users can contribute to the common data store. Over the past few years, Cover-All has upgraded the Classic product line to utilize a graphical user interface, or GUI, and modified the system to run as a 32-bit application. It is also operating on the Internet in a Citrix environment. The Internet is also the platform utilized by the ASP offering. The Company is currently investing in additional upgrades to newer, native Internet technologies as well as integrating this product to the TAS 2000 database and functionality utilizing a new rule-driven user interface. Additionally, Cover-All has developed and implemented a number of processes over the years that streamline the support process with the goal to improve quality to our customers.

     TAS 2000 PRODUCT LINE

     The TAS 2000 product line was designed to bring new technology and additional functional capability to the property and casualty insurance industry. The product was built around an Oracle database that has been designed to meet the needs of an insurance enterprise. The data is organized around customers and integrates rating, billing, demographic, policy issuance, statistical and financial reporting functions so that information is only captured once. This is designed to reduce expenses and errors as well as improve timeliness and service quality to the customer. The data is accessible for creating management reports utilizing custom or general-purpose tools. The functional components are designed to deliver a wide range of capabilities built with the needs of the insurance enterprise in mind. These functional components have been built out and implemented for workers compensation, and this product suite is known as TAS Comp.

     All TAS 2000 products were developed as client/server applications using the Oracle Designer 2000 and Developer 2000 tool sets. The client/server architectural concept allows companies to take advantage of the power of distributed processing and the flexibility of the thin client and Internet platforms. Companies utilizing TAS 2000 that are growing or want to utilize additional functionality can "scale" their technology to more powerful platforms utilizing the same applications and companies currently relying on expensive mainframe technology can "rightsize" their hardware and software. TAS 2000 enables customers to scale their equipment in accordance with the changing demands of their organizations.

     The TAS 2000 product line currently includes the following application modules:

o        Enterprise, Customer-centric Oracle database
o        Client Management
o        End User Tools
o        Agency Profile Management
o        Policy Administration
o        Workers Compensation Rating and Issuance
o        Billing, Cash and Commissions
o        Statistical Reporting
o        Financial Reporting

     TAS 2000 has a Windows compliant graphical user interface and is also available utilizing a browser over the Internet. TAS 2000 can be used on many different client/server hardware platforms and offers capability to process the voluminous transactions that are common to large-scale insurance operations. Cover-All originally created the TAS 2000 product line to better position itself for penetration into the larger insurance carrier market segment.

     Today, with the advent of the Internet, low cost PC technology and ASP offerings, demand has broadened for the type of products and services that Cover-All provides in TAS 2000 and Classic to include smaller carriers, agents, brokers and Internet "auction" sites. These potential Cover-All customers are looking for technology solutions that will impact their business such as speed to market, lower costs and flexible workflows that could enable multiple distribution channels. These customers are looking for low cost, variable cost (buy what you need), services (ASP) and solutions that can grow with their needs. The design of TAS 2000, separate but integrated functional components built on client/server technology, enables Cover-All to market these functional components (such as billing) either separately, in "custom groupings" or as a service in an ASP environment.

PRODUCTS AND SERVICES IN DEVELOPMENT

     Cover-All has, in the Classic and TAS 2000 products, a deep inventory of insurance software components already available. The Company expects to utilize these capabilities to expand and leverage its ability to respond to broadening marketplace and new customer opportunities with solutions that address the special needs of carriers, MGAs (Managing General Agents), agents, brokers and third party providers with both off-the-shelf and custom solutions. The user interface capabilities of Cover-All products are being enhanced with even more functionality to provide customers with more flexibility to customize workflows and the "look and feel" of their systems. The Company also intends to continue to enhance its functional components based upon market demand, existing customer needs and changes in technology, especially Internet technologies.

     Cover-All is also increasing and enhancing its services portfolio. The Company expects to expand its professional services with conversion and interface offerings. New rule-based capabilities are in development to enable Cover-All to implement data exchange services that will save our customers time and effort converting to Cover-All products or linking Cover-All products to existing systems. The ASP will continue to be enhanced with additional functionality and customer options.

COMPETITIVE PRODUCTS

     The Company believes that its products offer customers certain advantages not available from Cover-All's competitors. Cover-All has a broad suite of products and services available now and is uniquely positioned to appeal to many different market segments with cost effective, functionally rich, proven components. The Classic product line has significant functionality and can accommodate specific customer requirements while retaining a single source integrated core system; thus making the system very cost effective and easy to implement. Utilizing the ASP environment, customers can implement new products or refine their workflows in a low, variable cost way and in very short time frames. In addition, the Classic product is distinguished from its competitors in its off-the-shelf, complete, all-state support of regulatory bureau rates, rules and forms for commercial lines of property/casualty insurance.

     The TAS 2000 functional components when linked to the Classic product offer an integrated, functionally rich, scaleable platform for carriers, agents and brokers to grow their businesses. TAS 2000's architecture is distinguished from competitive offerings by the integrated use of Oracle's relational database and its Designer 2000 and Developer 2000 tool sets. The underlying database and language used for the TAS 2000 products are the Oracle Relational Database Management System and the Oracle Cooperative Development Environment products. These products provide an integrated application environment. Through Oracle's tools, these new products take advantage of the power of the Oracle database. This software allows processing to be centralized, dedicated to specific server(s) or clients or distributed across the network. Additionally, Cover-All is taking advantage of the latest capabilities of Oracle to implement leading edge features such as virtual private database that not only better protects the customers data, it also enables extensive customization while maintaining control in a central place.

MARKETING

     The Company maintains a sales staff at its principal executive offices in Fair Lawn, New Jersey. The Company also utilizes distributors, outside consultants and other complimentary service providers to market its products. The Company is in the process of redesigning its Internet site and establishing linkages to portals and other web sites. This is an on-going effort that will expand rapidly in 2001 as the Company focuses on the Internet as the primary source of information about its products and services. The Company also participates in and displays its software products at trade shows organized by industry trade groups.

RESEARCH AND DEVELOPMENT

     Cover-All's business is characterized by rapid business and technological change. The Company's success will depend, in part, on its ability to meet the new needs of our customers and the marketplace as well as continuing to enhance its products based on new technologies. Accordingly, the Company must maintain ongoing research and development programs to continually add value to its suite of products, as well as any possible expansion of its product lines.

     During 2000, the Company focused on delivering the remaining functionality of TAS 2000. Additional time and effort was spent designing and building an Internet presentation tool as well as expanded security and print capabilities that will be utilized in upcoming products. Research and development expenses for Cover-All were $875,000, $1,009,000 and $1,186,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

BACKLOG

     The Company has a license, professional services and maintenance backlog of unbilled work of approximately $-0-, $-0- and $988,000, respectively, as of December 31, 2000.

MAJOR CUSTOMERS

     The Classic product line is in use in over 60 companies while the TAS 2000 product line is currently in use in one property/casualty insurance company. The Company's revenues from major customers (more than 10 percent of total revenues) for the years ended December 31, 2000, 1999 and 1998 as a percentage of total revenue were as follows:

                                   YEAR ENDED       YEAR ENDED      YEAR ENDED
                                   DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
      CUSTOMER                        2000            1999            1998
-----------------------            ------------     ------------    ------------

Accident Fund                           11%                               13%
Sierra Health Services, Inc.                             14%
Cornhill Insurance Co.                                   12%              15%
Employers Reinsurance Corp.                              11%              15%


     In 2000, 1999 and 1998, export sales were made to a U.K. customer of approximately $284,000, $1,336,000 and $1,900,000, respectively. The Company is not currently active in the U.K. market.

EMPLOYEES

     The Company had on average 60 employees during 2000. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that relations with its employees are good.

ITEM 2.  PROPERTIES
         ----------

     The Company's headquarters is located in Fair Lawn, New Jersey where it occupies approximately 21,000 square feet under a lease which expires at May 31, 2005 at a current annual rental expense of approximately $323,000. This facility is currently fully utilized by the Company. The Company previously occupied 36,000 square feet at the same location under a lease that expired on May 31, 2000 with an annual rental expense of approximately $400,000. The 15,000 square feet of space discontinued consisted of warehouse space, and the Company disposed of certain items in such warehouse space and moved certain items to an off-site storage facility in order to accommodate its warehouse needs after May 31, 2000.

     The Company believes that its headquarters is well maintained and adequate to meet its needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     On January 11, 2001, the Company agreed to settle its lawsuit with Inspire Insurance Solutions, Inc., a Texas corporation ("Inspire"), originally filed on February 23, 2000, by Cover-All in United States District Court, District of New Jersey. Inspire agreed to pay Cover-All a certain sum and return immediately to Cover-All the licensed materials provided by Cover-All pursuant to the license agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 2000.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     Since November 1, 2000, the Company's common stock has been traded in the over-the-counter market on the OTC Bulletin Board under the symbol "COVR.OB". From May 23, 1996 through October 31, 2000, the Company's common stock was traded on The NASDAQ SmallCap Market tier of The NASDAQ Stock Market, and since July 1, 1996, the symbol for the Company's common stock on The NASDAQ SmallCap Market was "COVR." As of August 2, 1996, the Company's common stock has also been listed on the Philadelphia Stock Exchange and it currently trades under the symbol "CVA."

     The quotations below reflect the high and low bid prices for the Company's common stock since January 1, 1999. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


2000:                                                                     HIGH                LOW
                                                                          ----                ---
1st Quarter                                                              $1.938             $1.000
2nd Quarter                                                               1.344              0.563
3rd Quarter                                                               0.750              0.406
4th Quarter                                                               0.781              0.188


1999:
1st Quarter                                                              $3.125             $1.750
2nd Quarter                                                               3.000              1.187
3rd Quarter                                                               1.937              1.187
4th Quarter                                                               2.000              0.812


     As of March 23, 2001, there were 605 holders of record of the Company's common stock. This number does not include beneficial owners who may hold their shares in street name.

     The Company has not paid any dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. In addition, the purchase agreement governing the Debentures currently prohibits the payment of dividends without the prior written consent of the holder of the Debentures.

     The closing sales price for the Company's common stock on March 23, 2001 was $0.255, as reported by the OTC Bulletin Board.

     On January 3, 2000, the Company, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, issued to John Roblin 25,000 shares of common stock in connection with his becoming President and Chief Executive Officer of the Company.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     The following selected financial data of the Company have been derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the audited consolidated financial statements, related notes and other financial information of the Company included herein.


                                                         (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                       YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                     2000          1999         1998         1997         1996
                                                  ----------    ----------    ---------    ---------    --------
STATEMENT OF OPERATIONS DATA:
Revenues:                                         $  7,963        $11,028     $12,268      $ 7,938      $ 5,469
Income (loss) from continuing
   operations before income tax................     (2,916)        (3,255)        548       (2,640)      (5,608)
Income (loss) on disposal of discontinued
   operations, no tax benefit provided.........         --             --          --           --         (393)
Net income (loss)..............................     (2,412)        (2,820)        918       (2,640)      (6,001)
Income (loss) per share from continuing
   operations..................................       (.14)          (.17)        .05         (.16)        (.38)
Net income (loss) per share....................       (.14)          (.17)        .05         (.16)        (.40)
Cash dividends per share.......................   $     --        $    --     $    --      $    --      $    --

BALANCE SHEET DATA:
Working capital (deficiency)...................   $     78        $1,172      $ 4,203      $ 1,647      $(1,293)
Total assets...................................      5,141         9,147       11,425        8,484        8,243
Short-term debt................................         64          59             --           --           --
Stockholders' equity (deficit).................     (1,370)        2,437        5,217        2,847        4,911


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

     THE FOLLOWING FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT) ARE SUBJECT TO THE OCCURRENCE OF CERTAIN CONTINGENCIES WHICH MAY NOT OCCUR IN THE TIME FRAMES ANTICIPATED OR OTHERWISE, AND, AS A RESULT, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. THESE CONTINGENCIES INCLUDE, AMONG OTHER THINGS, RISKS ASSOCIATED WITH INCREASED COMPETITION, CUSTOMER DECISIONS, THE SUCCESSFUL COMPLETION OF CONTINUING DEVELOPMENTAL WITHIN ANTICIPATED TIME FRAMES OR OTHERWISE, THE SUCCESSFUL NEGOTIATION, EXECUTION AND IMPLEMENTATION OF ANTICIPATED NEW SOFTWARE CONTRACTS, THE SUCCESSFUL UTILIZATION OF ADDITIONAL PERSONNEL IN THE MARKETING AND TECHNICAL AREAS AND THE COMPANY'S ABILITY TO COMPLETE DEVELOPMENT AND SELL AND LICENSE ITS PRODUCTS AT PRICES WHICH RESULT IN SUFFICIENT REVENUES TO REALIZE PROFITS.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999
-----------------------------------------------------------------------

     Total revenues were $7,963,000 for the year ended December 31, 2000 compared to $11,028,000 for the year ended December 31, 1999, a decrease of 28%. License fees were $1,919,000 for the year ended December 31, 2000 compared to $2,638,000 in the same period in 1999 primarily because of no new sales of TAS 2000 in 2000 as a result of the Company making a strategic decision to focus on completing the deliveries to the one TAS 2000 customer and developing an ongoing relationship with that customer, who is now in production. The decrease in revenue is primarily a result of reduced activity in TAS 2000.

     For the year ended December 31, 2000, maintenance revenues were $4,023,000 compared to $4,371,000 in the same period of the prior year primarily due to the termination of support services by one Classic customer and reduced TAS 2000 maintenance caused by late deliveries in 1999 and the Company's decision to withdraw from the UK. Professional services revenue contributed $2,021,000 for the year ended December 31, 2000 compared to $4,019,000 for the year ended December 31, 1999 as a result of no new TAS 2000 implementations and the Company's decision to focus on completing its contractual obligations to the existing TAS 2000 commitments.

     Cost of revenues decreased to $6,942,000 for the year ended December 31, 2000 as compared to $8,462,000 for 1999 as a result of the Company deciding in 2000 to implement certain measures to eliminate or reduce expenses on activities that were not directly creating value, staff reductions in the TAS 2000 division and combining the support structures for Classic and TAS 2000. Non-cash capitalized software amortization was $899,000 for the year ended December 31, 2000 as compared to $479,000 in 1999. The Company did not capitalize any software development in 2000.

     Research and development expenses in 2000 were $875,000 compared to $1,009,000 for the year ended December 31, 1999. Significant effort was expended in 2000 to complete remaining functionality and refine our processes in order to satisfy our customers before we refocused and increased our sales efforts.

     Sales and marketing expenses decreased to $900,000 in 2000 compared to $1,778,000 in 1999. This decrease was due to the closing of the UK operation, reallocation of some expenses into general and administrative and turnover in the sales force in 2000.

     General and administrative expenses increased to $1,962,000 in 2000 compared to $1,550,000 for the year ended December 31, 1999 primarily as a result of increased legal fees.

     Allowance for Doubtful Accounts decreased to $(333,000) in 2000 compared to $1,240,000 for the year ended December 31, 2000 due to collections of various accounts receivable reserved for in 1999 and no new reserves required in 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998
-----------------------------------------------------------------------

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

     General and administrative expenses were $1,550,000 in 1999 compared to $1,480,000 for the year ended December 31, 1998. Allowance for Doubtful Accounts increased to $1,240,000 in 1999 from $425,000 for the year ended December 31, 1998 due to an increase in bad debt as a result of funds reserved for the one TAS 2000 customer that, at the time, had a dispute with the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At December 31, 2000, the Company had working capital of $78,000 compared to a working capital of $1,172,000 in 1999.

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

     For the buy back of the Care Software License by Care, the Company received $500,000 on March 31, 1998 and a $4,500,000 non-interest bearing non-recourse (except as to collateral) note payable in semi-annual installments of $500,000 which, when discounted, resulted in a principal amount of the note of $3,893,054. Due to the related party nature of the Care Software License buy back agreement, the Company recorded the $1,143,000 difference between the carrying value of the Care Software License and the discounted $4,393,000 buy back agreement to capital in excess of par value at March 31, 1998. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share repurchase restriction on the 2,500,000 shares.

     The discounted note was collateralized by unencumbered Cover-All stock owned by Care and a Care affiliate, Software Investments Limited ("SIL"). The number of shares required as collateral was to vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance of the note, however, the maximum number of shares of common stock that Care was required to pledge as collateral was capped at 2,500,000. The number of shares required as collateral was to be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on such date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. The Company received the subsequent payments due under the note, including the payment due by September 30, 2000. In November 1999, the Board of Directors decided that due to the hardship placed upon Care by the pledged share requirement of the pledge agreement given the then current price of the Company's common stock and to Care's history of making each of the $500,000 payments on the promissory note in a timely manner, it would be in the best interest of the Company to agree to allow Care to cap the number of shares of the Company's common stock required to be pledged to the Company pursuant to the pledge agreement to 2,500,000. In connection with the investment by Vault Management Limited (see Note 11 to the Company's financial statements), one-half of the payment due September 30, 2000 was deferred until December 31, 2000.

     Care failed to make the scheduled payment of $250,000 due December 31, 2000, and on January 16, 2001, the Company announced that Care had defaulted on its obligation to pay the Company its semi-annual principal payment owed under the promissory note dated March 31, 1998. The Company exercised its right to accelerate all remaining amounts due under the note, which totaled $2,250,000. The pledge agreement between the Company and Care provided that in the event of a default by Care, the Company can look to and proceed against for payment Care's 2,500,000 shares of the Company's common stock pledged to and held by the Company as collateral on the note. In addition, the Company announced that pursuant to the pledge agreement, the Company on January 16, 2001 transferred and registered in its name the 2,500,000 shares of the Company's common stock owned by Care.

     The balance of the undiscounted Care note at December 31, 2000 was $2,250,000, of which $1,250,000 was classified as currently due. The discounted long-term portion of the Care note at December 31, 2000 of $1,000,000 was approximately $859,000, net of unearned interest of approximately $141,000. As a result of Care's default, the Company wrote off the undiscounted current and discounted long-term portions of the note for these amounts. The Company recorded 2,500,000 shares of its common stock received from Care as treasury stock valued at $703,000, based upon the market price of the shares on January 16, 2001. The difference between the value of the treasury stock and the undiscounted current and discounted long-term portions of the note of approximately $1,406,000 was recorded as a loss of approximately $263,000 in the fourth quarter of 2000 and approximately $1,143,000 to capital in excess of par value at December 31, 2000 to offset the same amount recorded in March 31, 1998.

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

     The agreement would generate a minimum of $400,000 and a maximum of $1 million in proceeds to the Company. The proceeds would be used for general working capital purposes.

     The agreement also called for the equivalent number of the Company's detachable five-year warrants to be issued to Vault at an exercise price of $.625 per share. The agreement provided that Vault shall have the option to make payments beyond the required $400,000 in $200,000 installments each on August 31, 2000, October 31, 2000 and November 30, 2000. Vault did not exercise its option to make a payment of $200,000 on any of August 31, 2000, October 31, 2000 or November 30, 2000. The decision not to exercise Vault's options was mutually agreed upon by Vault and the Company.

     As part of the Vault transaction, the Company also agreed to modify the terms of the Care note such that the semi-annual principal payment of $500,000 due and payable on September 30, 2000 shall be due and payable as to $250,000 on September 30, 2000 and as to $250,000 on December 31, 2000. The Company received the $250,000 payment on September 29, 2000. The Company did not receive the payment due on December 31, 2000. At the time of the Vault transaction, Mr. Mark Johnson was the Company's Chairman and Interim Chief Financial Officer and also a director of both Vault and Care.

     At December 31, 2000, the Company had approximately $1,900,000, $2,400,000, $3,100,000, $10,100,000 and $3,100,000 of federal net operating tax loss carryforwards expiring in 2020, 2019, 2012, 2011 and 2010, respectively.

     The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet its normal operating needs in 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

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

     FOREIGN CURRENCY RISK. The Company earned revenues in the U.K. in the first quarter of 2000. The Company currently has no international business. The Company's international business was subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

     The Company's exposure to foreign exchange rate fluctuations arose from sales made to a U.K. customer. As exchange rates vary, these results, when translated, could have varied from expectations and adversely impacted overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 2000 was a loss of $4,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The financial statements and supplementary data listed in Item 14(a)(1) and
(2) are included in this report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ----------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

                                    PART III
                                    --------

     The information called for by Part III (Items 10, 11, 12 and 13) of this Report is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the election of directors at the 2001 Annual Meeting of Stockholders of the Company, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2000.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

   (a)   The following are filed as a part of this report.
         -------------------------------------------------

   (1)   Financial Statements
         --------------------

            Reference is made to the Index to Financial Statements on Page 21.

   (2)   Financial Statement Schedule
         ----------------------------


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

3(f) Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 12, 2000 [incorporated by reference to Exhibit 3(g) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 11, 2000].

3(g) Bylaws of the Registrant, as amended [incorporated by reference to Exhibit 3(g) to the Registrant's Amendment No. 1 to Registration Statement on Form S-3 (Commission file No. 0-13124) filed on July 10, 1996].

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

10(e)(1) Lease Agreement, dated as of March 2, 1990, between the Registrant and Polevoy Associates for premises located at 18-01 Pollitt Drive, Fair Lawn, New Jersey [incorporated by reference to Exhibit 10(z) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 24, 1991].

*10(e)(2)         Modification to Lease, dated February 23, 1994, by and between the Registrant and Polevoy Associates.

*10(e)(3)         Second Modification to Lease, dated April 12, 2000, by and between the Registrant and Polevoy Associates.

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

10(f)(2) Form of Warrant issued by the Registrant pursuant to the Restructuring Agreement listed as Exhibit 10(f)(i) above [incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on March 7, 1996].

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

10(i)(1) Convertible Note Purchase Agreement, dated as March 14, 1997, between the Registrant, Software Investments Limited, Atlantic Employers Insurance Company and Roger D. Bensen [incorporated by reference to Registrant's Current Report on Form 8-K (Commission File No. 0-13124) filed on March 24, 1997].

10(i)(2) Form of 12 1/2% Convertible Note issued by Registrant pursuant to the Convertible Note Purchase Agreement listed as Exhibit 10(z)(i) above [incorporated by reference to Exhibit 10(z)(ii) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 15, 1997].

10(j)(1) Amendment to Stock Purchase Agreement, dated as of March 14, 1997, among the Registrant, Software Investments Limited and Care Corporation Limited [incorporated by reference to Exhibit 10(aa)(iii) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 15, 1997].

10(j)(2) Amendment to Exclusive Software License Agreement, dated as of March 14, 1997, among the Registrant, Care Corporation Limited and, for certain purposes, Cover-All Systems, Inc. [incorporated by reference to Exhibit 10(aa)(iv) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 15, 1997].

10(k)(1) Debenture Purchase Agreement, dated as of March 31, 1997, between the Registrant and Sirrom Capital Corporation [incorporated by reference to Exhibit 10(aa)(i) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 15, 1997].

10(k)(2) 12 1/2% Convertible Debenture Due March 31, 2002, issued by Registrant to Sirrom Capital Corporation [incorporated by reference to Exhibit 10(aa)(ii) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 15, 1997].

10(l)(1) Exclusive Software License Repurchase Agreement, dated March 31, 1998, by and among the Registrant, Cover-All Systems, Inc., Care Corporation Limited and Software Investments Limited [incorporated by reference to Exhibit 10(bb)(i) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(l)(2) Secured Promissory Note, dated March 31, 1998, by and between the Registrant, as Holder, and Care Corporation Limited, as Payor [incorporated by reference to Exhibit 10(bb)(ii) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(l)(3) Pledge Agreement, dated March 31, 1998, by and between the Registrant, as Secured Party, and Care Corporation Limited, as Pledgor [incorporated by reference to Exhibit 10(bb)(iii) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(l)(4) Reseller Agreement, dated March 31, 1998, by and between Cover-All Systems, Inc. and Care Corporation Limited [incorporated by reference to Exhibit 10(bb)(iv) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(l)(5) Reseller Agreement, dated March 31, 1998, by and between Cover-all Systems, Inc. and Care Corporation Limited [incorporated by reference to Exhibit 10(bb)(v) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

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

10(1)(8) Letter Agreement, dated as of June 9, 2000, from the Registrant amending Secured Promissory Note of Care Corporation Limited, dated as of March 31, 1998 [incorporated by reference to Exhibit 10(1)(8) to the Registrant's Quarterly Report on Form 10-Q/A (Commission File No. 0-13124) filed on August 24, 2000].

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

10(n) Separation and Release Letter Agreement, dated February 28, 2000, by and between the Registrant and Brian Magowan [incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 14, 2000].

10(o)(1) Employment Agreement, dated as of March 1, 1999, by and between the Registrant and Peter C. Lynch [incorporated by reference to Exhibit 10(dd)(i) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 1999].

10(o)(2) Employment Agreement, dated February 19, 1999, by and between the Registrant and John R. Nobel [incorporated by reference to
                  Exhibit 10(dd)(ii) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 1999].

10(o)(3) Employment Agreement, dated December 20, 1999, by and between the Registrant and John Roblin [incorporated by reference to
                  Exhibit 10(o)(3) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 14, 2000].

10(o)(4) Employment Agreement, dated January 25, 2001, by and between the Registrant and John Roblin [incorporated by reference to
                  Exhibit 99.2 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on January 8, 2001].

10(p)(1) Form of Warrant issued by the Registrant to Vault Management Limited [incorporated by reference to Exhibit 10(p)(1) to the Registrant's Quarterly Report on Form 10-Q/A (Commission File No. 0-13124) filed on August 24, 2000].

10(p)(2) Stock Purchase Agreement, dated as of June 9, 2000, between the Registrant and Vault Management Limited [incorporated by reference to Exhibit 10(p)(2) to the Registrant's Quarterly Report on Form 10-Q/A (Commission File No. 0-13124) filed on August 24, 2000].

21                Subsidiaries of the Registrant [incorporated by reference to
                  Exhibit 21 to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 11, 1996].

*23               Consent of Moore Stephens, P.C.


------------------------------

*    Filed herewith



   (b)   Reports on Form 8-K
         -------------------



         Current Report on Form 8-K, dated January 17, 2001, regarding the announcement that (a) Care Corporation Limited had defaulted on its scheduled payment to the Registrant on its note to the Registrant, (b) the Registrant had exercised its right to accelerate all remaining amounts due under the note, totaling $2,250,000, and (c) the Registrant transferred 2,500,000 shares of its common stock owned by Care and pledged to the Registrant as collateral under the note.

         Current Report on Form 8-K, dated February 8, 2001, regarding the announcement that John Roblin was named Chairman of the Company, replacing Mark Johnston, who will continue as a director, and that Ann Massey was named Chief Financial Officer of the Company, replacing Mr. Johnston, who was Interim Chief Financial Officer since March 2000.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors...............................................F-1

Consolidated Balance Sheets - December 31, 2000 and 1999.....................F-2

Consolidated Statements of Operations - Years ended
December 31, 2000, 1999 and 1998.............................................F-4

Consolidated Statements of Changes in Stockholders' Equity - Years ended
December 31, 2000, 1999 and 1998.............................................F-5

Consolidated Statements of Cash Flows - Years ended December 31, 2000,
1999 and 1998................................................................F-6

Notes to Consolidated Financial Statements...................................F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors of Cover-All Technologies Inc.

            We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K for each of the three years ended December 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. and its subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein for the years ended December 31, 2000, 1999 and 1998.

                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

New York, New York
March 5, 2001

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                                  ------------
                                                                                          2 0 0 0               1 9 9 9
                                                                                          -------               -------
Assets:
Current Assets:
   Cash and Cash Equivalents                                                          $       421,938     $     1,065,793
   Accounts Receivable [Less Allowance for Doubtful Accounts
     of $1,805,168 and $1,730,249 in 2000 and 1999, Respectively]                           2,613,295           2,368,272
   Note Receivable - Related Party                                                                 --             959,344
   Other Receivable                                                                           285,000                  --
   Prepaid Expenses                                                                           251,272             365,194
   Accrued Interest - Related Party Note Receivable                                                --              40,656
                                                                                      ---------------     ---------------

   Total Current Assets                                                                     3,571,505           4,799,259
                                                                                      ---------------     ---------------

Property and Equipment - At Cost:
   Furniture, Fixtures and Equipment                                                        3,213,623           3,191,154
   Less: Accumulated Depreciation                                                          (2,901,335)         (2,749,589)
                                                                                      ---------------     ---------------

   Property and Equipment - Net                                                               312,288             441,565
                                                                                      ---------------     ---------------

Note Receivable - Related Party [Net of Unearned Interest
   of $-0- and $250,477 in 2000 and 1999, Respectively]                                            --           1,749,523
                                                                                      ---------------     ---------------

Capitalized Software [Less Accumulated Amortization of
   $3,983,811 and $3,084,571 in 2000 and 1999, Respectively]                                1,197,821           2,097,060
                                                                                      ---------------     ---------------

Other Assets                                                                                   59,335              59,335
                                                                                      ---------------     ---------------

   Total Assets                                                                       $     5,140,949     $     9,146,742
                                                                                      ===============     ===============

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                                  ------------
                                                                                          2 0 0 0               1 9 9 9
                                                                                          -------               -------
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                                   $     1,023,316     $     1,085,395
   Accrued Liabilities                                                                        616,980             886,850
   Obligation Under Capital Lease                                                              64,435              59,497
   Unearned Revenue                                                                         1,788,324           1,595,217
                                                                                      ---------------     ---------------

   Total Current Liabilities                                                                3,493,055           3,626,959
                                                                                      ---------------     ---------------

Long-Term Liabilities:
   Obligation Under Capital Lease                                                              17,980              82,416
   Convertible Debentures                                                                   3,000,000           3,000,000
                                                                                      ---------------     ---------------

   Total Long-Term Liabilities                                                              3,017,980           3,082,416
                                                                                      ---------------     ---------------

   Total Liabilities                                                                        6,511,035           6,709,375
                                                                                      ---------------     ---------------

Commitments and Contingencies                                                                      --                  --
                                                                                      ---------------     ---------------

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares,
     17,681,172 and 17,003,672 Shares Issued and 15,181,172 and
     17,003,672 Shares Outstanding in 2000 and 1999, Respectively                             176,812             170,037

   Capital In Excess of Par Value                                                          26,064,149          26,763,197

   Accumulated Deficit                                                                    (26,908,047)        (24,495,867)

   Treasury Stock - At Cost - 2,500,000 Shares                                               (703,000)                 --
                                                                                      ---------------     ---------------

   Total Stockholders' Equity                                                              (1,370,086)          2,437,367
                                                                                      ---------------     ---------------

   Total Liabilities and Stockholders' Equity                                         $     5,140,949     $     9,146,742
                                                                                      ===============     ===============

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Y e a r s   e n d e d
                                                                      ---------------------------------------------------
                                                                                     D e c e m b e r   3 1,
                                                                      ---------------------------------------------------
                                                                         2 0 0 0             1 9 9 9            1 9 9 8
                                                                         -------             -------            -------
Revenues:
   Licenses                                                          $     1,919,046    $      2,638,190  $     5,875,369
   Maintenance                                                             4,023,304           4,371,273        3,721,993
   Professional Services                                                   2,020,822           4,018,684        2,670,720
                                                                     ---------------    ----------------  ---------------

   Total Revenues                                                          7,963,172          11,028,147       12,268,082
                                                                     ---------------    ----------------  ---------------

Costs of Revenues:
   Licenses                                                                2,820,038           5,689,998        3,741,154
   Maintenance                                                             3,195,699           1,621,056        1,741,528
   Professional Services                                                     926,599           1,150,883          978,927
                                                                     ---------------    ----------------  ---------------

   Total Costs of Revenues                                                 6,942,336           8,461,937        6,461,609
                                                                     ---------------    ----------------  ---------------

   Direct Margin                                                           1,020,836           2,566,210        5,806,473
                                                                     ---------------    ----------------  ---------------

Operating Expenses:
   Sales and Marketing                                                       899,607           1,778,026        2,024,186
   General and Administrative                                              1,961,716           1,550,040        1,479,537
   Research and Development                                                  875,114           1,008,770        1,186,164
   Allowance for Doubtful Accounts                                          (333,222)          1,239,843          425,246
   Loss on Default of Note Receivable - Related Party                        262,870                  --               --
                                                                     ---------------    ----------------  ---------------

   Total Operating Expenses                                                3,666,085           5,576,679        5,115,133
                                                                     ---------------    ----------------  ---------------

   Operating [Loss] Income                                                (2,645,249)         (3,010,469)         691,340
                                                                     ---------------    ----------------  ---------------

Interest Expense [Income]:
   Interest Expense                                                          385,003             389,939          377,924
   Interest Income - Related Party [Imputed]                                (109,401)           (186,375)        (117,506)
   Interest Income                                                            (8,633)            (19,505)        (116,782)
                                                                     ---------------    ----------------  ---------------

   Total Interest Expense                                                    266,969             184,059          143,636
                                                                     ---------------    ----------------  ---------------

Foreign Currency Transaction [Loss]                                           (3,898)            (60,071)              --
                                                                     ---------------    ----------------  ---------------

   [Loss] Income Before Income Tax Benefit                                (2,916,116)         (3,254,599)         547,704

Income Tax Benefit                                                           503,936             435,066          370,000
                                                                     ---------------    ----------------  ---------------

   Net [Loss] Income                                                 $    (2,412,180)   $     (2,819,533) $       917,704
                                                                     ===============    ================  ===============

Basic and Diluted Earnings [Loss] Per Common
   Share                                                             $          (.14)   $           (.17) $           .05
                                                                     ===============    ================  ===============

Weighted Average Number of Common Shares
   Outstanding for Basic Earnings [Loss] Per
   Common Share                                                           17,386,000          16,998,000       16,940,000
                                                                     ===============    ================  ===============

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]

                                                                                                                 Total
                                                          Capital in                                         Stockholders'
                                                           Excess of        Accumulated      Treasury           Equity
                                         Common Stock      Par Value          Deficit          Stock           [Deficit]
                                         ------------      ---------          -------          -----            -------
Balance at December 31, 1997             $   167,911  $     25,273,031  $   (22,594,038) $            --  $     2,846,904

   Exercise of 192,550 Stock Options           1,926           307,312               --               --          309,238
   Buy Back of Software License by
     Related Party [See Note 8]                   --         1,143,054               --               --        1,143,054
   Net Income                                     --                --          917,704               --          917,704
                                         -----------  ----------------  ---------------  ---------------  ---------------

Balance at December 31, 1998                 169,837        26,723,397      (21,676,334)              --        5,216,900

   Exercise of 20,000 Stock Options              200            39,800               --               --           40,000
   Net [Loss]                                     --                --       (2,819,533)              --       (2,819,533)
                                         -----------  ----------------  ---------------  ---------------  ---------------

Balance at December 31, 1999                 170,037        26,763,197      (24,495,867)              --        2,437,367

   Exercise of 12,500 Stock Options              125            19,406               --               --           19,531
   Issuance of 25,000 Shares                     250            31,000               --               --           31,250
   Issuance of 640,000 Shares of Common
     Stock Under the Vault Agreement
     [See Note 11]                             6,400           393,600               --               --          400,000
   Loss on Default of Care Note
     [See Note 8]                                 --        (1,143,054)              --               --       (1,143,054)
   Recording of 2,500,000 Shares of
     Common Stock following Default of
     Care Note [See Note 8]                       --                --               --         (703,000)        (703,000)
   Net [Loss]                                     --                --       (2,412,180)              --       (2,412,180)
                                         -----------   ---------------  ---------------  ---------------  ---------------

Balance at December 31, 2000             $   176,812       $26,064,149  $   (26,908,047) $      (703,000) $    (1,370,086)
                                         ===========       ===========  ===============  ================ ===============

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Y e a r s   e n d e d
                                                                      ---------------------------------------------------
                                                                                     D e c e m b e r   3 1,
                                                                      ---------------------------------------------------
                                                                         2 0 0 0             1 9 9 9            1 9 9 8
                                                                         -------             -------            -------
Cash Flows from Operating Activities:
   [Loss] Income from Continuing Operations                          $    (2,412,180)   $     (2,819,533) $       917,704
   Adjustments to Reconcile Net [Loss] Income to Net
     Cash [Used for] Operating Activities:
     Depreciation                                                            152,238             192,276          159,609
     Amortization of Capitalized Software and Software
       License                                                               899,240             478,990          784,724
     Provision for Uncollectible Accounts                                   (333,222)          1,239,843          425,246
     Imputed Interest Income                                                (150,057)           (198,307)        (117,506)
     Deferred Tax Asset                                                           --             400,000         (400,000)
     Loss on Default of Note Receivable - Related Party                      262,870                  --               --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                                    88,200            (114,923)      (2,683,732)
       Prepaid Expenses                                                      113,922            (133,752)         (90,659)
       Accrued Interest - Related Party Note Receivable                       40,656              11,931          (52,587)
       Other Receivable                                                     (285,000)                 --               --
       Other Assets                                                               --               1,575           (1,575)

     Increase [Decrease] in:
       Accounts Payable                                                      (62,079)            188,978          325,108
       Accrued Liabilities                                                  (269,870)           (560,175)        (171,651)
       Unearned Revenue                                                      193,107             730,123          417,961
                                                                     ---------------    ----------------  ---------------

   Net Cash [Used For] Continuing Operating
     Activities                                                           (1,762,177)           (582,974)        (487,358)
                                                                     ---------------    ----------------  ---------------

Cash Flows from Investing Activities:
   Repayment of Note Receivable - Related Party                              750,000           1,000,000        1,000,000
   Capital Expenditures                                                      (22,961)           (252,062)        (134,392)
   Capitalized Software Expenditures                                              --          (1,388,672)      (1,309,045)
                                                                     ---------------    ----------------  ---------------

   Net Cash Provided from [Used For] Investing
     Activities                                                              727,039            (640,734)        (443,437)
                                                                     ---------------    ----------------  ---------------

Cash Flows from Financing Activities:
   Net Proceeds from the Issuance of Common Stock                            431,250                  --               --
   Principal Payments on Capital Lease                                       (59,498)            (37,109)              --
   Proceeds from Exercise of Stock Options                                    19,531              40,000          309,238
                                                                     ---------------    ----------------  ---------------

   Net Cash Provided from Financing Activities                               391,283               2,891          309,238
                                                                     ---------------    ----------------  ---------------

   Change in Cash and Cash Equivalents - Forward                     $      (643,855)   $     (1,220,817) $      (621,557)

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Y e a r s   e n d e d
                                                                      ---------------------------------------------------
                                                                                     D e c e m b e r   3 1,
                                                                      ---------------------------------------------------
                                                                         2 0 0 0             1 9 9 9            1 9 9 8
                                                                         -------             -------            -------
   Change in Cash and Cash Equivalents - Forwarded                   $      (643,855)   $     (1,220,817) $      (621,557)

Cash and Cash Equivalents - Beginning of Years                             1,065,793           2,286,610        2,908,167
                                                                     ---------------    ----------------  ---------------

   Cash and Cash Equivalents - End of Years                          $       421,938    $      1,065,793  $     2,286,610
                                                                     ===============    ================  ===============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                                        $       385,003    $        389,939  $       377,924
     Income Taxes                                                    $            --    $             --  $            --

Supplemental Disclosures of Noncash Investing and Financing Activities:

      In 1998, the Company negotiated a buyback by Care of the Care Software License for $500,000 and a $4,500,000 non-interest bearing note which, when discounted, resulted in a principal amount of the note of $3,893,054. The difference between the carrying value of the Software License at the time of the transaction [$3,250,000] and the present value of the note and the cash received [$4,393,054] was charged to additional paid-in capital [See Note 8].

      During 1999, the Company entered into a capital lease for computer equipment totaling $179,022.

      In December 2000, Care defaulted on its obligation to pay to the Company its semi-annual principal payment owed under the promissory note dated March 31, 1998. As result of Care's default, the Company wrote off the outstanding balance of the Care note as of December 31, 2000. In accordance with the terms of the agreement, the Company recorded the pledged 2,500,000 shares of its common stock received from Care as treasury stock valued at approximately $703,000 based upon the market price of the shares. The difference between the value of treasury stock and the outstanding balance of the Care note as of December 31, 2000, was recorded as a loss of $262,870 in the fourth quarter of 2000 and $1,143,054 was charged to additional paid-in capital [See Note 8].

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Summary of Significant Accounting Policies

Description of Business - Cover-All Technologies Inc., through its wholly-owned subsidiaries, licenses and maintains its software products for the property/casualty insurance industry throughout the United States and Puerto Rico. Cover-All Systems, Inc., a subsidiary, also provides professional consulting services to its customers interested in customizing their software.

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

The Company has $78,000 and $619,000 of repurchase agreements at December 31, 2000 and 1999, respectively, with First Union National Bank. The Company requires that repurchase agreements be collateralized by a least an equal amount of U.S. Treasury securities or U.S. Government agency securities. These agreements are usually placed on an overnight basis.

Risk Concentrations - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The amount of cash beyond insured amounts at December 31, 2000 and 1999 was approximately $243,500 and $917,900, respectively. The Company generally does not require collateral for its financial instruments.

The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. The Company believes no significant concentration of credit risk exists with respect to these investments. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers, principally major insurance companies, who are dispersed across many geographic regions. Six customers accounted for approximately 51% of the Company's trade accounts receivable portfolio. The Company routinely assesses the financial strength of its customers and based upon factors concerning credit risk, establishes an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

The Company had exposure to foreign currency exchange rate fluctuations arising from sales made to a U.K. customer. The Company has approximately $-0- and $127,000 subject to such risk at December 31, 2000 and 1999, respectively.

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

Property and Equipment - Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets. Depreciation expense in 2000, 1999 and 1998 was $152,238, $192,276 and $159,609,
respectively.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective account and any resulting gain or losses reported as income and expense.

Capitalized Software - During 2000, 1999 and 1998, qualifying software development costs of $-0-, $1,388,672 and $1,309,045, respectively, were capitalized and are amortized over a three-year period at the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product. Amortization expense in 2000, 1999 and 1998 was $899,240, $478,990, and $784,724, respectively.

Advertising Expense - It is the Company's policy to expense advertising costs as incurred. Advertising expense in 2000, 1999 and 1998 was $132,297, $291,979 and $168,209, respectively.

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

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company's options and warrants were not included in the computation of loss per share for 2000 and 1999 because to do so would have been antidilutive for these years, however, some of the Company's options and warrants did dilute basic earnings per share in 1998 [See Notes 6 and 15].

The dilutive effect of convertible debt is reflected in diluted earnings per share by the application of the if-converted method. The convertible debt did not have a dilutive effect in 1998 because the amount of interest [net of tax] on a per share basis is less than basic earnings per share. The Company's convertible debt does not affect the loss per share calculation for 2000 and 1999 because it would be antidilutive for those years [See Notes 6 and 15]. The convertible debt could potentially dilute basic earnings per share in the future.

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

Reclassifications - Certain 1998 balances have been reclassified to conform with the 2000 and 1999 presentation.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

[3] Obligation Under Capital Lease

In April 1999, the Company acquired equipment under the provisions of a long-term lease. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The lease expires in April 2002. As of December 31, 2000, the leased equipment under capital lease had a cost of $179,022 and accumulated depreciation of $56,696.

Amortization expense on lease assets which is included in depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $35,808, $20,888 and $-0-, respectively.

The future minimum lease payments under capital lease and the net present value of the future minimum lease payments as of December 31, 2000, for the next five years and in the aggregate are as follows:

2001                                                          $        68,700
2002                                                                   18,234
2003                                                                       --
2004                                                                       --
2005                                                                       --
                                                              ---------------

Total Minimum Lease Payments                                           86,934
Amount Representing Interest                                            4,519
                                                              ---------------

Present Value of Net Minimum Lease Payments                            82,415
Less:  Current Portion                                                 64,435
                                                              ---------------

   Long-Term Capital Lease Obligation                         $        17,980
                                                              ===============

[4] Commitments, Contingencies and Related Party Transactions

Operating Leases - The Company leases approximately 21,000 square feet of office space under a lease which expires in May 2005. The lease includes escalation clauses for increased real estate taxes, insurance and maintenance expenses. The lease provides for a renewal period of five years.

Rent expense was $308,853, $289,720 and $296,014 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company's future minimum rental commitments under its noncancellable operating lease in effect at December 31, 2000 follows: year ending 2001 -- $322,849, 2002 -- $ 322,849, 2003 -- $322,849, 2004 -- $322,849, 2005 --
$134,520; thereafter -- none.

Employment Contracts - The Company has renegotiated an employment contract with one of its executives with an expiration date of December 31, 2003. This contract may be renewed by the consent of both parties for an additional two year period. The aggregate commitment for future salary at December 31, 2000 was approximately $794,000. In accordance with the previous contract, the executive was issued 25,000 shares of the Company's common stock in January 2000.

Related Party Transactions - An attorney associated with the former Chairman provided legal services to the Company for which the Company incurred approximately $-0-, $15,000 and $84,000 in legal costs during 2000, 1999 and 1998, respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5

[4] Commitments, Contingencies and Related Party Transactions [Continued]

Related Party Transactions [Continued] - In 1997, the Company had entered into
(i) an agreement with a consulting firm, in which the former Chairman is a managing partner, to engage the former Chairman and Chief Executive Officer of the Company, pursuant to which, the Company will pay the consulting firm $12,500 per month, plus expenses, five-year options to purchase 400,000 shares of Common Stock, exercisable at $1.25 per share and a bonus payment of $100,000, (ii) an agreement to engage a director of the Company as Chief Financial Officer of the Company on an interim basis by granting him five-year options to purchase 195,000 shares of Common Stock, exercisable at $2.00 per share, representing 30,000 shares for each month during which he was engaged to act as Chief Financial Officer through the end of his contract term of September 30, 1997, and paid him $37,500 through the end of the fiscal year for continuation of his services as interim Chief Financial Officer, and (iii) a consulting agreement with a director of the Company, with a term engagement through January 15, 1998, and providing compensation consisting of a five-year option to purchase 25,000 shares of Common Stock, exercisable at $1.25 per share, with respect to each month during which he performs consulting services and an additional 250,000 shares of Common Stock, exercisable at $1.25 per share, as a result of the Company achieving certain sales goals in the 1997 fiscal year.

In 1998, the Company had renewed its agreement with the consulting firm, pursuant to which the Company paid the consulting firm for the services of the former Chairman and Chief Executive Officer $12,500 per month, plus expenses and a bonus payment of $50,000. In November 1999, the former Chairman and Chief Executive Officer resigned and Mark Johnston, a director of the Company was appointed Chairman.

In 1999, a director of the Company provided project management services for a fee of approximately $307,000 and the Company paid the former Chairman total consulting fees plus expenses of approximately $58,000.

In 2000, the Company paid the former Chairman total consulting fees plus expenses of approximately $247,000. [See Notes 8 and 11 for Additional Related Party Disclosures.]

[5] Income Taxes

An analysis of the components of the income tax provision [benefit] is as follows:

                                                                                  Y e a r s  e n d e d
                                                                     ----------------------------------------------
                                                                                  D e c e m b e r  31,
                                                                     ----------------------------------------------
                                                                        2 0 0 0          1 9 9 9          1 9 9 8
                                                                        -------          -------          -------
Current:
   Federal                                                           $          --   $          --   $       545,400
   State                                                                        --              --            91,000
   Utilization of Net Operating Loss Carryforward                               --              --          (606,400)
                                                                     -------------   -------------   ---------------

   Totals                                                                       --              --            30,000
                                                                     -------------   -------------   ---------------

Deferred:
   Federal                                                                      --         340,000          (340,000)
   State                                                                  (503,936)       (775,066)          (60,000)
                                                                     -------------   -------------   ---------------

   Totals                                                                 (503,936)       (435,066)         (400,000)
                                                                     -------------   -------------   ---------------

   Net [Benefit]                                                     $    (503,936)  $    (435,066)  $      (370,000)
                                                                     =============   =============   ===============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

[5] Income Taxes [Continued]

During 2000 and 1999, the Company availed itself of a program offered by the State of New Jersey whereby it sold state net operating losses of $6,439,122 and $11,178,111, respectively for $503,936 and $835,066, respectively. As of December 31, 2000, the amount due to the Company under the program was $285,000 which is classified as other receivable and was collected in February 2001.

The income tax provision [benefit] for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                                  Y e a r s  e n d e d
                                                                     ----------------------------------------------
                                                                                  D e c e m b e r  31,
                                                                     ----------------------------------------------
                                                                        2 0 0 0          1 9 9 9          1 9 9 8
                                                                        -------          -------          -------

Computed Federal  Statutory Tax [Benefit]                          $      (928,000) $   (1,110,000)  $       186,000
Valuation Allowance to Reduce Deferred Tax Asset                           928,000       1,110,000                --
Related Party Gain Charged to Paid-in Capital                                   --              --           388,638
Alternative Minimum Tax Liability                                               --              --            30,000
Utilization of Net Operating Loss Carryforward                                  --              --          (574,638)
Increase [Reduction] in Deferred Tax Valuation
   Allowance                                                                    --         400,000          (400,000)
Sale of State Net Operating Loss Carryforward                             (503,936)       (835,066)               --
                                                                   ---------------  --------------   ---------------

   Actual Provision [Benefit]                                      $      (503,936) $     (435,066)  $      (370,000)
                                                                   ===============  ==============   ===============

The components of the net deferred tax asset and liability were as follows:

                                                                                  Y e a r s  e n d e d
                                                                     ----------------------------------------------
                                                                                  D e c e m b e r  31,
                                                                     ----------------------------------------------
                                                                        2 0 0 0          1 9 9 9          1 9 9 8
                                                                        -------          -------          -------
Deferred Tax Assets - Current:
   Net Operating Loss Carryforward                                 $            --   $          --   $       154,000
   Accounts Receivable Allowance                                           722,000         630,000           157,000
   Reserve for Loss on Disposal                                                 --          32,000           108,000
   Vacation Accrual                                                         10,000          10,000            21,000
   Related Party Gain                                                           --              --           (40,000)
   Valuation Allowance                                                    (732,000)       (672,000)               --
                                                                   ---------------   -------------   ---------------

   Current Deferred Tax Asset                                      $            --   $          --   $       400,000
                                                                   ===============   =============   ===============

Deferred Tax Asset [Liability] - Long-Term:
   Net Operating Loss Carryforward                                 $     9,030,000   $   8,240,000   $     8,000,000
   Stock Options                                                            90,000         128,000           128,000
   Capitalized Software                                                   (554,000)       (840,000)         (475,000)
   Depreciation and Amortization                                            61,000          70,000            81,000
   Related Party Gain                                                           --              --          (156,000)
   Valuation Allowance                                                  (8,627,000)     (7,598,000)       (7,578,000)
                                                                   ---------------   -------------   ---------------

   Long-Term Deferred Tax Liability                                $            --   $          --   $            --
                                                                   ===============   =============   ===============

The net change increase during 2000 and 1999 in the total valuation allowance is $1,089,000 and $692,000, respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[5] Income Taxes [Continued]

At December 31, 2000, the Company had approximately $1,900,000, $2,400,000, $3,100,000, $10,100,000 and $3,100,000 of federal net operating tax loss carryforwards expiring in 2020, 2019, 2012, 2011, and 2010, respectively. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock issued relative to the Restructuring and other stock which may be issued related to the Debentures [See Note 10] the Company may experience an ownership change and consequently the Company's utilization of its net operating loss carryforwards could be significantly limited.

[6] Stock Option and Stock Purchase Plans

In March 1995, the Company adopted the 1995 Employee Stock Option Plan, which was amended in April 1997 and June 2000. Options for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to employees of the Company at an exercise price determined by the Board of Directors on the date of grant. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years. At December 31, 2000, 1999 and 1998, 3,230,275, 16,775 and 201,775 shares, respectively, were available for grant.

On November 15, 1994 the Company adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to directors of the Company who are not employees ["non-employee director"]. The Plan was amended in June 2000 to increase the aggregate number of shares of common stock from 300,000 to 750,000. Each non-employee director who is serving on "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of Common Stock at the fair market value of Common Stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At December 31, 2000, 1999 and 1998, 710,000, 240,000 and 240,000 shares, respectively, were available for grant.

In October 1994, the Company adopted the 1994 Non-Qualified Stock Option Plan for Consultants. Options for the purchase of up to 200,000 shares may be granted by the Board of Directors to any individual who has entered into a written consulting contract with the Company. The non-qualified stock options will have up to a 5 year term from date of grant and will be exercisable at a price and time as determined by the Board of Directors on the date of grant. At December 31, 2000, 1999 and 1998, 105,000, 105,000 and 105,000 shares, respectively, were available for grant.

In June 1991, the Company adopted the Key Employee Stock Option Plan [the "KESO Plan"]. Options for the purchase of up to 721,875 shares may be granted by the Board of Directors to key employees of the Company at an exercise price determined by the type of option granted. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years from the date of grant. The Plan was canceled in April 1997 and no options remain outstanding at December 31, 2000.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[6] Stock Option and Stock Purchase Plans [Continued]

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

                                                                         Weighted-Average
                                                                             Remaining           Weighted-Average
                                        Shares          Per Share        Contractual Life         Exercise Price
                                        ------          ---------        ----------------         --------------
Balance, December 31, 1997              1,819,000      1.13 - 5.00           3.4 years              $     1.70

   Granted                                315,000      2.50 - 4.00           1.4 years                    3.27
   Exercised                             (192,550)     1.25 - 2.25                                        1.61
   Canceled                              (175,000)     4.00 - 5.00                                        4.14
   Expired                               (185,950)     1.13 - 2.00                                        1.54

Balance, December 31, 1998              1,580,500      1.25 - 5.00           2.8 years              $     1.77

   Granted                                275,000      1.25 - 1.75           4.9 years                    1.30
   Exercised                              (20,000)     2.00 - 2.00                                        2.00
   Expired                                (90,000)     1.38 - 2.00                                        1.93

Balance, December 31, 1999              1,745,500      1.25 - 5.00           3.1 years              $     1.68

   Granted                                537,000       .63 - 1.25           2.9 years                     .95
   Exercised                              (12,500)     1.56 - 1.56                                        1.56
   Canceled                              (783,000)      .63 - 5.00                                        1.84

Balance, December 31, 2000              1,487,000       .63 - 5.00           2.2 Years              $     1.34

The options granted during 2000 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          Number         Weighted-Average       Weighted-Average
                                                          Granted         Exercise Price           Fair Value
                                                          -------         --------------           ----------
Exercise Price at Stock Price                                 537,000      $            .95        $           .58
                                                      ===============      ================        ==============

The options granted during 1999 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          Number         Weighted-Average       Weighted-Average
                                                          Granted         Exercise Price           Fair Value
                                                          -------         --------------           ----------
Exercise Price at Stock Price                               275,000        $           1.30        $          .92
                                                      =============        ================        ==============

The options granted during 1998 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          Number         Weighted-Average       Weighted-Average
                                                          Granted         Exercise Price           Fair Value
                                                          -------         --------------           ----------
Exercise Price Above Stock Price                              150,000      $           4.00        $         1.88
Exercise Price at Stock Price                                 165,000                  2.61                  1.31
                                                      ---------------      ----------------        --------------

   Totals                                                     315,000      $           3.27        $         1.58
                                                      ===============      ================        ==============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9

[6] Stock Option and Stock Purchase Plans [Continued]

Exercisable options at December 31, 2000, 1999 and 1998 were as follows:

                                                Number of                      Weighted-Average
December 31,                               Exercisable Options                  Exercise Price
------------                               -------------------                  --------------
      2000                                        1,258,000                      $           1.43
      1999                                        1,598,833                      $           1.71
      1998                                        1,566,500                      $           1.76

The following table summarizes information about stock options at December 31, 2000:

                                                                                               Exercisable
                                       Outstanding Stock Options                              Stock Options
                        --------------------------------------------------------       ----------------------------
                                       Weighted-Average
                                       ----------------
    Range of                               Remaining            Weighted-Average                  Weighted-Average
    --------                               ---------            ----------------                  ----------------
 Exercise Prices        Shares         Contractual Life          Exercise Price        Shares      Exercise Price
 ---------------        ------         ----------------          --------------        ------      --------------
$  .63 - $1.13           309,000            3.3 Years                $     .83          152,500         $    1.03
$ 1.25 - $1.25           933,000            2.1 Years                $    1.25          860,500         $    1.25
$ 1.94 - $2.13           215,000            1.2 Years                $    2.00          215,000         $    2.00
$ 4.00 - $5.00            30,000            1.3 Years                $    4.50           30,000         $    4.50
--------------         ---------            ---------                ---------        ---------         ---------

                       1,487,000            2.2 Years                $    1.34        1,258,000         $    1.43
                       =========            =========                =========        =========         =========

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price for all stock options issued during 2000, 1999 and 1998 was equal to or greater than the market price of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans for fiscal years 2000, 1999 and 1998.

There are approximately 1,749,000 warrants outstanding at December 31, 2000, at a weighted-average exercise price of $1.34.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $.58, $.92 and $1.58 during 2000, 1999 and 1998, respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10

[6] Stock Option and Stock Purchase Plans [Continued]

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

                                                                                     D e c e m b e r  3 1,
                                                               ----------------------------------------------------
                                                               2 0 0 0            1 9 9 9            1 9 9 8
                                                               -------            -------            -------
Risk-Free Interest Rate                                         6.30%              5.97%             5.60%
Expected Life                                                   4.0 Years          3.0 Years         2.0 Years
Expected Volatility                                             81%                81%               85%
Expected Dividends                                              None               None              None

The pro forma amounts are indicated below [in thousands, except per share amounts]:

                                                                                     Y e a r s  e n d e d
                                                                         -------------------------------------------
                                                                                     D e c e m b e r  31,
                                                                         -------------------------------------------
                                                                           2 0 0 0          1 9 9 9        1 9 9 8
                                                                           -------          -------        -------
Net [Loss] Income as Reported                                           $       (2,412)   $     (2,820)    $     918
Pro Forma Net  [Loss] Income                                            $       (2,657)   $     (2,915)    $     784
[Loss] Earnings Per Share as Reported                                   $         (.14)   $       (.17)    $     .05
Pro Forma [Loss] Earnings Per Share                                     $         (.14)   $       (.17)    $     .04

[7] Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ["EPS"] computations.

                                                                           2 0 0 0         1 9 9 9         1 9 9 8
                                                                           -------         -------         -------
Numerator:
   Net [Loss] Income                                                   $   (2,412,180) $   (2,819,533)  $     917,704
Effect of Dilutive Securities:
   Options                                                                         --              --              --
   Warrants                                                                        --              --              --
                                                                       --------------  --------------   -------------

   Numerator for Diluted Earnings [Loss] Per Share                     $   (2,412,180) $   (2,819,533)  $     917,704
                                                                       ==============  ==============   =============

Denominator:
   Weighted Average Number of Common Shares Outstanding
     for Basic Earnings [Loss] Per Common Share                            17,386,000      16,998,000      16,940,000
Effect of Dilutive Securities:
   Options                                                                         --              --         689,625
   Warrants                                                                        --              --         366,050
                                                                       --------------  --------------   -------------

   Denominator for Diluted Earnings [Loss] Per
     Common Share                                                          17,386,000      16,998,000      17,995,675
                                                                       ==============  ==============   =============

Basic and Diluted Earnings [Loss] Per Share                            $         (.14) $         .(17)  $         .05
                                                                       ==============  ==============   =============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11

[7] Earnings Per Share Disclosures [Continued]

Options to purchase 100,000 shares of common stock at prices ranging from $3.50 to $5.00 per share were outstanding at December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares $(2.62).

Equity instruments that may dilute earnings per share in the future are listed in Note 6.

[8] Sale of Stock and Warrants, and Purchase and Sale of Care Software License

On March 31, 1996, the Company entered into a series of transactions with Software Investments Limited ["SIL"] and Care Corporation Limited ["Care"] [SIL and Care are entities related by common ownership] whereby the Company:

[A] sold to SIL for total proceeds of $3,022,391: (i) 1,412,758 shares of the Company's Common Stock for $2.00 per share and (ii) five-year warrants to purchase an aggregate of 196,875 shares of the Company's Common Stock exercisable at $2.00 per share for $1.00 per warrant ($196,875). As a result of the issuance of the 12 1/2% Convertible Debentures discussed in Note 10, the warrants required an adjustment of shares to 206,152 and a price adjustment to $1.91 per share. As of December 31, 2000, no warrants had been exercised.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12

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

For the buy back of Care Software License by Care, the Company received $500,000 on March 31, 1998, and a $4,500,000 non-interest bearing note, [the "Care Note"] payable in semi-annual installments of $500,000 which, when discounted at 6%, resulted in a principal amount of the note of $3,893,054. The discounted note was collateralized by unencumbered Cover-All stock owned by Care. The number of shares required as collateral would vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance. The number of shares required as collateral was adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on the date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. In November 1999, the Board of Directors decided that due to the undue hardship placed upon Care by the pledged share requirement of the pledge agreement given the then current price of the Company's common stock, and because of Care's history of making each of the $500,000 payments on the promissory note in a timely manner, that it would be in the best interests of the Company to agree to allow Care to cap the number of shares of the Company's common stock required to be pledged to the Company pursuant to the pledge agreement to 2,500,000.

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

In connection with the investment by Vault Management Limited [see Note 11], one-half of the payment due September 30, 2000 was deferred until December 31, 2000. Care failed to make the scheduled payment of $250,000 due December 31, 2000 and on January 16, 2001, the Company announced that Care had defaulted on its obligation to pay the Company its semi-annual principal payment owed under the promissory note dated March 31, 1998. The Company exercised its right to accelerate all remaining amounts due under the note, which totaled $2,250,000. The Pledge Agreement between the Company and Care provided that in the event of a default by Care, the Company can look to and proceed against Care for payment. Care's 2,500,000 shares of the Company's common stock, $.01 par value per share, were pledged to and held by the Company as collateral on the Care note. In addition, the Company announced that, pursuant to the Pledge Agreement, the Company on January 16, 2001 transferred and registered in its name the 2,500,000 shares of the Company's common stock owned by Care.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13

[8] Sale of Stock and Warrants, and Purchase and Sale of Care Software License [Continued]

The balance of the undiscounted Care note at December 31, 2000 was $2,250,000, of which $1,250,000 was classified as currently due. The discounted long-term portion of the Care note at December 31, 2000 of $1,000,000 was $858,924, net of unearned interest of $141,076. As a result of Care's default, the Company wrote off the undiscounted current and discounted long-term portions of the Care note for these amounts. The Company recorded 2,500,000 shares of its common stock received from Care as treasury stock valued at the cost of $703,000. The difference between the value of the treasury stock and the undiscounted current and discounted long-term portions of the Care note of $1,405,924 was recorded as a loss of $262,870 in the fourth quarter of 2000 and $1,143,054 to capital in excess of par value at December 31, 2000 to offset the same amount recorded in March 31, 1998.

[9] Supplemental Data

Accrued liabilities consist of the following:

                                                                                           Years ended
                                                                                          December 31,
                                                                                          ------------
                                                                                   2 0 0 0            1 9 9 9
                                                                                   -------            -------
Accrued Payroll, Benefits, Temporary Help and Consulting                     $        230,874    $       405,015
Reserve for Loss on Disposal                                                               --             79,570
Accrued Interest Costs                                                                 93,750             93,750
Accrued Professional Fees                                                             185,923            140,000
Other                                                                                 106,433            168,515
                                                                             ----------------    ---------------

   Totals                                                                    $        616,980    $       886,850
                                                                             ================    ===============

[10] Convertible Debentures

On March 31, 1997, the Company sold $3,000,000 of 12 1/2% Convertible Debentures due March 2002 [the "Debentures"] to an institutional investor. The Debentures were sold at face value, pay interest quarterly and are convertible, in whole or in part, into shares of Common Stock of the Company at $1.25 per share, subject to adjustment. Neither the debentures nor the shares of Common Stock issuable upon any conversion of such debentures have been registered under the Securities Act of 1933 or any applicable state securities law. The Debentures contain certain covenants which restrict the Company's ability to incur indebtedness, grant liens, pay dividends or other defined restricted payments and make investments and acquisitions. The Company cannot redeem the Debentures for two years [from March 31, 1997] and thereafter may only call the Debentures if the closing price of the Company's common stock for the twenty business days preceding the redemption date exceeds $1.50. The net proceeds from this permanent financing were used to repay the bridge financing and the remainder was used for working capital purposes.

[11] Sale of Stock and Warrants, Vault Management Limited

On June 21, 2000, the Company entered into an agreement with Vault Management Limited ["Vault"] to purchase between 640,000 and 1,600,000 shares of the Company's common stock at $.625 per share, which was the closing price per share of the Company's common stock on May 30, 2000, the date the agreement was reached.

The agreement would generate a minimum of $400,000 and a maximum of $1 million in proceeds to the Company. The proceeds would be used for general working capital purposes.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14

[11] Sale of Stock and Warrants, Vault Management Limited [Continued]

The agreement also called for the equivalent number of the Company's detachable five-year warrants to be issued to Vault at an exercise price of $.625 per share. The agreement provided that Vault shall have the option to make payments beyond the required $400,000 in $200,000 installments each on August 31, 2000, October 31, 2000 and November 30, 2000. Vault did not exercise its option to make a payment of $200,000 on August 31, 2000, October 31, 2000 or November 30, 2000. The decision not to exercise Vault's options was mutually agreed upon by Vault and the Company.

As part of the Vault transaction, the Company also agreed to modify the terms of the Care Note such that the semi-annual principal payment of $500,000 due and payable on September 30, 2000 shall be due and payable as to $250,000 on September 30, 2000 and as to $250,000 on December 31, 2000. The Company received the $250,000 payment on September 29, 2000. The Company did not receive the payment due on December 31, 2000 [See Note 8]. Mr. Mark Johnston, the Company's Chairman and Interim Chief Financial Officer at the time, was a director of both Vault and Care.

[12] 401(k) Plan

After completing a year of service and working 1,000 hours, employees age 21 and over are eligible to participate in the Company's Tax Saver 401(k) Salary Reduction Plan. Employees can save 1% to 15% of pay on a pre-tax basis to a current annual maximum of $10,500. The Company matches $.50 for each $1.00 of the first 5% of pay employees elect to defer. Expenses associated with this plan in 2000, 1999 and 1998 were approximately $77,400, $70,300 and $53,200, respectively.

[13] Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of its cash and cash equivalents, trade receivables and accounts payables and accrued expenses, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities. Management estimates that the carrying amount of its convertible debentures, based on current rates and terms at which the Company could borrow funds, is approximately $3,000,000 and $3,000,000 at December 31, 2000 and 1999, respectively. The carrying amount of the Care Note [see Note 8] was discounted at its inception [March 31, 1998] at 6% based on the Company's assessment of alternative sources of investments and the risk factors involved with the Care Note.

[14] Segment Information

At March 31, 2000, the Company merged the management teams and infrastructures of its two business units to improve customer service. The Company will continue to separately assess the performance of each of these products.

At December 31, 1999, the Company's two business units had distinct management teams and infrastructures that offered different products and services which were evaluated separately in assessing performance and allocating resources. These business units have been reflected as two reportable segments, Classic and TAS.

Classic - The Classic product line is a self-contained rating, issuance and transaction management application system utilized in the property/casualty insurance industry.

TAS - TAS 2000 comprises an architecture and suite of application development tools for property/casualty insurers designed to enable a client-driven re-engineering of an insurer's business processes.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15

[14] Segment Information [Continued]

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

                                                                             (Dollars in Thousands)
                                                                        Year ended December 31, 2000
                                                          -----------------------------------------------------------
                                                            Classic          TAS           Care       Consolidated
Revenues                                               $      6,772     $     1,191    $        --   $        7,963
Operating Profit [Loss]                                       1,787          (4,432)            --           (2,645)
Interest Expense                                                327              58             --              385
Interest Income                                                (100)            (18)            --             (118)
Depreciation and Amortization                                    59             992             --            1,051
Capital Expenditures                                             12              11             --               23
Capitalized Software Expenditures                                --              --             --               --
Total Assets                                                  4,372             769             --            5,141

                                                                           (Dollars in Thousands)
                                                                        Year ended December 31, 1999
                                                          -----------------------------------------------------------
                                                            Classic          TAS           Care       Consolidated
Revenues                                               $      7,144     $     3,884    $        --   $       11,028
Operating Profit [Loss]                                       1,922          (4,932)            --           (3,010)
Interest Expense                                                244             146             --              390
Interest Income                                                 129              77             --              206
Depreciation and Amortization                                    63             608             --              671
Capital Expenditures                                             74             357             --              431
Capitalized Software Expenditures                                --           1,389             --            1,389
Total Assets                                                  5,925           3,222             --            9,147

                                                                           (Dollars in Thousands)
                                                                        Year ended December 31, 1998
                                                          -----------------------------------------------------------
                                                            Classic          TAS           Care       Consolidated
Revenues                                               $      6,708     $     5,560    $        --   $       12,268
Operating Profit [Loss]                                       2,039          (1,096)          (252)             691
Interest Expense                                                207             161             --              378
Interest Income                                                 128             106             --              234
Depreciation and Amortization                                   113             831             --              944
Income Tax Benefit                                              146             121             --              370
Capital Expenditures                                             61              73             --              134
Capitalized Software Expenditures                                --           1,309             --            1,309
Total Assets                                                  6,247           5,178             --           11,425

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16

[14] Segment Information [Continued]

Major Customers - The Company had a portion of its revenues from one major customer in 2000, three major customers in 1999 and four major customers in 1998:

                                                               Y e a r s   e n d e d
                                    -------------------------------------------------------------------------------
                                                              D e c e m b e r   3 1,
                                    -------------------------------------------------------------------------------
        Customer                                2 0 0 0                  1 9 9 9                  1 9 9 8
        --------                                -------                  -------                  -------
                                       Classic           TAS        Classic        TAS       Classic        TAS
                                       -------           ---        -------        ---       -------        ---
Accident Fund                      $         --  $   905,475  $         --  $         --  $          --  $  1,654,623
Cornhill Insurance Co.                       --           --            --     1,335,559             --     1,892,468
Employers Reinsurance Corp.                  --           --     1,245,777            --      1,438,840       400,000
Sierra Insurance Co.                         --           --            --     1,558,572             --     1,001,420

The following table presents revenues by country based on the location of the use of the product or service:

                                                                                    (Dollars in Thousands)
                                                                                     Y e a r s   e n d e d
                                                                         -------------------------------------------
                                                                                    D e c e m b e r   3 1,
                                                                         -------------------------------------------
                                                                           2 0 0 0          1 9 9 9        1 9 9 8
                                                                           -------          -------        -------
United Kingdom                                                          $          284  $      1,336     $       1,900
United States                                                                    7,679         9,692            10,368
                                                                        --------------  ------------     -------------

   Total Sales                                                          $        7,963  $     11,028     $      12,268
                                                                        ==============  ============     =============

[15] Selected Quarterly Financial Data [Unaudited]

The following is a summary of the selected quarterly financial data for the year ended December 31, 2000:

                                                                                     Quarter
                                                          -----------------------------------------------------------
                                                                1st              2nd            3rd           4th
                                                                ---              ---            ---           ---
Fiscal 2000:
Total Revenues                                                   $2,279         $1,555         $2,233          $1,896
Operating [Loss]                                                   (725)          (907)          (137)           (876)
Net [Loss]                                                         (778)          (999)          (215)           (420)
Basic and Diluted Earnings [Loss] Per
   Common Share                                                  $(0.05)        $(0.06)        $(0.01)         $(0.02)
                                                                 ======         ======         ======          ======

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17

[16] New Authoritative Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ["SFAS 133"],"Accounting for Derivative Instruments and Hedging Activities." SFAS 133 [as amended by SFAS 138 in June 2000] establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Account Standards Board issued SFAS No. 137 ["SFAS 137"], "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133." SFAS 137 deferred the effective date of SFAS 133 until the first quarter of fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company expects the adoption of SFAS 133, SFAS 137 and SFAS 138 will not have a material impact on its financial statements and related disclosures.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ["SAB 101"], "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999. The Company's accounting policies are consistent with the requirements of SAB 101, so the implementation of SAB 101 did not have an impact on the Company's operating results.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ["FIN 44"], "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial statements.

                               . . . . . . . . . .

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                Balance at
                                                 Beginning                                             Balance at
                                                 of Period         Additions        Deductions        End of Period
                                                 ---------         ---------        ----------        -------------
Accumulated amortization of
 capitalized software and
 software license:
   Year Ended December 31, 2000              $     3,084,571    $     899,240      $           --      $    3,983,811

   Year Ended December 31, 1999              $     2,605,581    $     478,990      $           --      $    3,084,571

   Year Ended December 31, 1998              $     3,570,857    $     784,724      $    1,750,000      $    2,605,581

Allowance for Doubtful Accounts:

   Year Ended December 31, 2000              $     1,730,249    $    (333,222)     $     (408,141)     $    1,805,168

   Year Ended December 31, 1999              $       476,000    $   1,239,843      $      (14,406)     $    1,730,249

   Year Ended December 31, 1998              $       185,610    $     425,246      $      134,856      $      476,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COVER-ALL TECHNOLOGIES INC.


Date:  March 30, 2001             By:   /s/ John Roblin
                                       -----------------------------------------
                                        John Roblin
                                        Chairman of the Board of Directors,
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signatures                                 Title                                   Date
----------                                 -----                                   ----
  /s/ John Roblin                          Chairman of the Board of Directors,     March 30, 2001
------------------------------------       President and Chief Executive Officer
 John Roblin                               (Principal Executive Officer)

  /s/ Ann F. Roblin                        Chief Financial Officer and             March 30, 2001
------------------------------------       Controller (Principal Financial
Ann F. Massey                              Officer and Principal Accounting
                                           Officer)

  /s/ Earl Gallegos                        Director                                March 28, 2001
------------------------------------
Earl Gallegos

  /s/ Mark D. Johnston                     Director                                March 30, 2001
------------------------------------
Mark D. Johnston

  /s/ Ian J. Meredith                      Director                                March 27, 2001
------------------------------------
Ian J. Meredith

  /s/ James R. Stallard                    Director                                March 28, 2001
------------------------------------
James R. Stallard


                                  EXHIBIT INDEX


10(e)(2) Modification to Lease, dated February 23, 1994, by and between the Registrant and Polevoy Associates.

10(e)(3) Second Modification to Lease, dated April 12, 2000, by and between the Registrant and Polevoy Associates.

23                Consent of Moore Stephens, P.C.