Form 10-K/A
period 2000-12-31
COVER ALL TECHNOLOGIES INC
filed 2001-04-30
CIK 737300

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

                         COMMISSION FILE NUMBER 0-13124

                           COVER-ALL TECHNOLOGIES INC.
             (Exact name of Registrant as specified in its charter)



                     DELAWARE                                  13-2698053
(State or other jurisdiction of incorporation or   (I.R.S. Employer Identification No.)
                   organization)

         18-01 POLLITT DRIVE, FAIR LAWN, NEW JERSEY               07410
           (Address of principal executive office)              (Zip Code)

                                 (201) 794-4800
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------
       COMMON STOCK,                          PHILADELPHIA STOCK EXCHANGE
   PAR VALUE $.01 PER SHARE                       OTC BULLETIN BOARD

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 25, 2001 was $3,669,896.

The number of shares outstanding at April 25, 2001 was 15,181,172 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE:        None

The undersigned registrant hereby amends Part III of its Annual Report for the fiscal year ended December 31, 2000 on Form 10-K as set forth in the pages attached hereto:

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists the names of the directors, their ages, their current positions with the Company and the expiration date of their term as director of the Company.

                                                                                                   TERM AS
                                                                                                   DIRECTOR
      NAME                                                 AGE            POSITION                 EXPIRES
      ----                                                 ---            --------                 -------
John Roblin..........................................      56       President, Chief Executive        2003
                                                                    Officer and Chairman of
                                                                    the Board of Directors
Robert A. Marshall...................................      60       Director                          2003
Earl Gallegos........................................      43       Director                          2002
Mark D. Johnston.....................................      44       Director                          2002
Ian J. Meredith*.....................................      52       Director                          2001
James R. Stallard*...................................      48       Director                          2001

-----------------

* Term of class expires at the Company's next annual meeting.

         JOHN ROBLIN has served as President and Chief Executive Officer of the Company since December 1999 and as a director since March 2000. He was named Chairman of the Board of Directors in February 2001. Prior to joining the Company, Mr. Roblin was Chief Information Officer and Senior Vice President for CIGNA Property and Casualty, positions he held since 1998. From 1994 until 1998, he was Chief Information Officer and Senior Vice President for Advanta Corporation. Prior to 1994, he was the Chief Information Officer at Chubb & Son, USF&G and Traveler's Personal Lines Division.

         EARL GALLEGOS was named a director of the Company in March 1997. From 1987 to 1994, Mr. Gallegos was an Executive Vice President of Operations for Pacific Rim Assurance Company. Mr. Gallegos spent seven years working within all aspects of the workers' compensation insurance company. In July 1994, Mr. Gallegos founded his own consulting firm, Earl Gallegos Management, LLC, in which he performs management consulting within the insurance and software industries. Some of his larger projects include implementation and management of a software system to support a statewide managed care program and the founding of a twenty-four hour managed care company in the state of California.

         MARK D. JOHNSTON was named a director of the Company in 1996. Mr. Johnston has served as Chairman of the Board of Directors from November 1999 until February 2001 and has served as the Interim Chief Financial Officer from March 2000 to February 2001. Mr. Johnston also served as Chief Financial Officer on an interim basis from March 1997 until January 1998. Mr. Johnston is an executive director of Software Investments Limited ("SIL"), Vault Management Limited ("Vault") and Care Corporation Limited ("Care"), all of which are British Virgin Islands corporations. Mr. Johnston was named to the Board of Directors pursuant to the terms of a Stock Purchase Agreement dated as of March 31, 1996 among the Company, SIL and Care. Under the Stock Purchase Agreement, the Company agreed to name Mr. Johnston as a director in the Class of 1996 as the designee of SIL and Care. The Company further agreed that as long as SIL and Care collectively hold an aggregate of 20% or more of the issued and outstanding shares of the Company's Common Stock, a designee, which may be Mr. Johnston or a successor designated by SIL and Care, shall be included as one of the management nominees for director of the Company at each meeting of stockholders, beginning with the 1996 Annual Meeting, and that if the designee is not elected at the 1996 Annual Meeting or any subsequent annual meeting called for the purpose of reelecting or electing such class of directors, the Company shall, following such meeting, elect the designee to its Board of Directors to serve for a period equal to the remainder of the term of such class of directors and amend its By-Laws to create any vacancy, if required. The Stock Purchase Agreement further stipulates that if, at any time, any designee shall decline or be unable to serve as a director of the Company, another designee shall be elected as a director to fill the vacancy thus created. Each designee shall have all voting and other rights provided to directors of the Company generally. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         IAN J. MEREDITH was named a director of the Company in March 1997. Since December 1998, Mr. Meredith has been the Director of Business Development for Medallist Golf Development Inc. From 1996 to 1997, Mr. Meredith was Chief Executive Officer of International Insurance Technologies, Inc., a software consulting company, where his primary responsibility was to promote marketing and sales of insurance software internationally. From 1992 to 1996, Mr. Meredith was a director of Care Systems Corporation, a Delaware corporation and an affiliate of Care ("CSC"), specializing in software and services to the workers' compensation industry in the United States. In 1992, Mr. Meredith, as CEO and Chairman, founded CSC to develop proprietary software for the insurance and employer markets.

         JAMES R. STALLARD was named a director of the Company in 1996. Since 1999, Mr. Stallard has been a Senior Vice President of ACE USA. From 1994 to 1999, Mr. Stallard was a Vice President at CIGNA Property and Casualty. CIGNA Property and Casualty was purchased by ACE USA in 1999. Mr. Stallard has held a variety of management positions in underwriting, administration and systems in the property and casualty insurance industry for nearly 28 years, and for 21 years was employed by Transamerica Insurance Company (now known as TIG). Mr. Stallard was named to the Board of Directors of the Company pursuant to a Restructuring Agreement dated as of March 1, 1996 among the Company and several customers and parties to two lawsuits. Under the Restructuring Agreement, the Company agreed to name to its Board of Directors one designee selected by a majority in amount of the settlement shares issued pursuant to the Restructuring Agreement. Mr. Stallard, as designee, was elected as a director in the Class of 1998 and was reelected at the Company's 1998 Annual Meeting of Stockholders. The Company further agreed that if the designee dies or resigns, his successor will be designated a director.

         ROBERT A. MARSHALL (age 60) was named a director of the Company in April 2001. Mr. Marshall was President and Chief Operating Officer of Arcadia Financial, Ltd. from 1999 to 2000. From 1997 to 1998, he was an independent consultant to various companies within the financial services industry. From 1988 to 1997, Mr. Marshall was employed with Advanta Corporation where he held various senior management positions such as President of the Credit Card Division, President of Advanta National Bank and Corporate Executive Vice President.

         In addition to Mr. Roblin, who is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, Maryanne Z. Gallagher is Chief Operating Officer, Frank R. Orzell is Chief Marketing Officer, and Ann F. Massey is the Chief Financial Officer and Secretary.

         MARYANNE Z. GALLAGHER (age 39) has served as Chief Operating Officer since February 2001. Prior to that position, Ms. Gallagher served as Senior Vice President since January 2000. From November 1998 until December 1999, Ms. Gallagher served as the Company's Vice President - Customer Service. Ms. Gallagher joined the Company in 1990 and has held various development and support positions in the Classic Division through 1998.

         FRANK R. ORZELL (age 64) has served as the Company's Chief Marketing Officer since March 2001. Mr. Orzell has served both as management consultant and executive with some of the world's leading insurance organizations. He participated in all aspects of information technology from concept to working result, from in-house development to software acquisition and outsourcing. From 1999 to 2000, Mr. Orzell was Vice President of ACE INA where he was responsible for the firm's global e-business initiatives. In 1999, Mr. Orzell served as Vice President, Specialty Systems for Cigna Property & Casualty Insurance. From 1998 to 1999, Mr. Orzell served as Vice President, Financial Services Consulting for The Concours Group. From 1996 to 1998, Mr. Orzell was Senior Vice President of Technology Solutions Company. Prior to 1996, he held various senior management positions with such consulting firms as Booz, Allen & Hamilton, CSC/Index and Coopers & Lybrand.

         ANN F. MASSEY (age 43) has served as the Company's Chief Financial Officer since February 2001 and has served as the Company's Corporate Secretary since April 1997. In March 1997, Ms. Massey was appointed Controller of the Company and in March 1996, she was appointed Assistant Treasurer of the Company. From 1994 until February 1996, Ms. Massey served as Assistant Controller for the insurance services division of the Company. Prior to 1994, Ms. Massey served as the Company's Accounting Manager.

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

                                                        TRANSACTIONS        KNOWN FAILURES
     REPORTING PERSON         LATE REPORTS            UNTIMELY REPORTED     TO FILE FORMS
     ----------------         ------------            -----------------     -------------
     Maryanne Gallagher            1                          0                     0
     Harvey Daniels                1                          0                     0

     Except as set forth above, the Company believes that during the fiscal year ended December 31, 2000, its executive officers, directors and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon a review of reports on Forms 3, 4 and 5 furnished to the Company during, or with respect to, its last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table summarizes all compensation earned or paid to the Company's Chief Executive Officer and each of the Company's other executive officers whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company during the fiscal years ended December 31, 2000, 1999 and 1998.



                                              ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                                      -------------------------------------   -----------------------------------
                                                                                      AWARDS              PAYOUTS
                                                                              ----------------------      -------
                                                                             RESTRICTED   SECURITIES
        NAME AND                                               OTHER ANNUAL     STOCK     UNDERLYING        LTIP
   PRINCIPAL POSITION      YEAR       SALARY        BONUS      COMPENSATION   AWARD(S)     OPTIONS        PAYOUTS
   ------------------      ----       ------        -----      ------------   --------     -------        -------
John Roblin (1)            2000     $240,000      $     --       $     --       25,000     125,000           --
  Chairman of the Board    1999        9,231            --             --           --     250,000           --
  of Directors,            1998           --            --             --           --          --           --
  President and Chief
  Executive Officer

Maryanne Z. Gallagher      2000      150,577            --             --           --     125,000           --
  Chief Operating          1999      115,000         7,500             --           --          --           --
  Officer                  1998       94,396         5,000             --           --          --           --

Harvey Daniels             2000      124,029            --             --           --      15,000           --
  Senior Vice President    1999      106,323            --             --           --          --           --
  of Operations            1998      108,367            --             --           --          --           --

Dalia Ophir (2)            2000      212,592            --         40,000 (3)       --          --           --
  Former Chief             1999      199,308            --             --           --          --           --
  Technology Officer       1998      178,646        50,000             --           --     150,000           --

John Carducci (4)          2000       97,100            --         14,042 (5)       --      30,000           --
  Former Chief Software    1999           --            --             --           --          --           --
  Architect                1998           --            --             --           --          --           --

--------------------

(1)      Mr. Roblin commenced employment with the Company on December 20, 1999.

(2)      Ms. Ophir's employment with the Company ended on March 30, 2000.

(3)      Represents payments under the Company's termination agreement with Ms.
         Ophir.

(4) Mr. Carducci's tenure with the Company lasted from February 2000 to June 2000.

(5)      Represents amounts paid to Mr. Carducci for certain housing expenses.

GRANTS AND EXERCISES OF STOCK OPTIONS

         The following table sets forth certain information with respect to stock options granted during the 2000 fiscal year to the executive officers of the Company listed in the Summary Compensation Table. The table also discloses the gain or "spread" that would be realized if the options granted were exercised on the expiration date assuming the Company's stock price had appreciated by the percentage levels indicated annually from the market price on the date of grant.


                                           INDIVIDUAL GRANTS
                           ------------------------------------------------------
                                                                                      POTENTIAL REALIZABLE VALUE
                            NUMBER OF      % OF TOTAL                                AT ASSUMED ANNUAL RATES OF
                            SECURITIES      OPTIONS                                   STOCK PRICE APPRECIATION
                            UNDERLYING     GRANTED TO     EXERCISE                         FOR OPTION TERM
                             OPTIONS      EMPLOYEES IN     PRICE       EXPIRATION    ---------------------------
          NAME               GRANTED      FISCAL YEAR      ($/SH)         DATE            5%            10%
          ----             -----------  ---------------  ---------     ----------    ------------- -------------
John Roblin                  125,000         23.3%         1.125         2/15/05        $38,750      $86,250
Maryanne Gallagher            75,000         14.0%          1.25         3/27/03         15,000       30,750
                              50,000         9.3%           .625         10/12/03         5,000       10,500
Harvey Daniels                15,000         2.8%           1.25         3/27/03          3,000        6,150
Dalia Ophir                    --             --            --             --                --           --
John Carducci                 30,000         5.6%           1.25         3/27/03          6,000       12,300




      The following table sets forth outstanding stock options held by the executive officers of the Company listed in the Summary Compensation Table at December 31, 2000.


                        NUMBER OF SECURITIES UNDERLYING UNEXERCISED   VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS
                            OPTIONS AT FISCAL YEAR-END                           AT FISCAL YEAR-END (1)
                        -------------------------------------------   ----------------------------------------
         NAME                 EXERCISABLE/UNEXERCISABLE                     EXERCISABLE/UNEXERCISABLE
         ----                 -------------------------                     -------------------------
John Roblin                        375,000/0                                          $0/0
Maryanne Gallagher                  62,500/62,500                                      0/0
Harvey Daniels                       7,500/7,500                                       0/0
Dalia Ophir                             --                                             --
John Carducci                           --                                             --

---------------
(1) Based upon the fair market value of $.25 of the Company's Common Stock on December 29, 2000 on the OTC Bulletin Board.

Employment Agreements of Executive Officers

      On January 25, 2001, the Company entered into an employment agreement to employ John Roblin as Chairman of the Board, President and Chief Executive Officer pursuant to which the Company agreed to pay compensation to Mr. Roblin consisting of (i) $252,000 per year (to be increased to $264,000 for the period from January 1, 2002 to December 31, 2002 and to $277,830 for the period from January 1, 2003 to December 31, 2003) plus a performance based bonus; and (ii) options to purchase 500,000 shares of Common Stock, exercisable at the fair market value as of January 25, 2001, $0.3438 per share, pursuant to an incentive stock option agreement. This Agreement superseded and replaced the Employment Agreement dated December 20, 1999 but for (a) the provisions regarding Equity Interests, which provides that the Company shall (i) issue to Mr. Roblin 25,000 shares of Common Stock; (ii) grant Mr. Roblin five-year options to purchase 250,000 shares of Common Stock in accordance with an incentive stock option agreement; and (iii) grant Mr. Roblin options to purchase 125,000 shares of Common Stock, exercisable at the fair market value as of February 16, 2000, $1.125 per share, pursuant to an incentive stock option plan; and (b) the provisions regarding investment representations, legends and stop orders.

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

Compensation Committee Interlocks and Insider Participation

         During fiscal year 2000, the Compensation Committee consisted of Messrs. Roblin and Gallegos. Since December 1999, Mr. Roblin has served as President and Chief Executive Officer of the Company. Neither Mr. Roblin nor Mr. Gallegos has served as a director or executive officer of another corporation that has a director or executive officer serving on the Company's Board of Directors.

Compensation of Directors

         In 2000, the Company's outside directors received no compensation for their services as directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information as of March 31, 2001 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each person who is a director or who is a nominee to be a director of the Company, (iii) the executive officers for whom information is included in the Summary Compensation Table, and (iv) all persons as a group who are directors and executive officers of the Company, and as to the percentage of outstanding shares held by such persons on that date.

                                                                           Amount Beneficially     Percent of
Name and Address                           Status of Beneficial Owner           Owned (1)          Class (2)
----------------                         -----------------------------     -------------------     ----------

Mark D. Johnston                         Director                             3,173,964 (3)           19.8%

Finova Mezzanine Capital Inc.            Beneficial Owner of more than        2,400,000 (4)           13.7%
  500 Church Street, Suite 200             5% of the Company's Common
  Nashville, TN  37219                     Stock

Atlantic Employers Insurance Company     Beneficial Owner of more than        1,238,273                8.2%
  1601 Chestnut Street, TL44D              5% of the Company's Common
  Philadelphia, PA 19101                   Stock

John Roblin                              Chairman of the Board of               695,275 (5)            4.4%
                                           Directors, President and
                                           Chief Executive Officer

Earl Gallegos                            Director                               448,000 (6)            2.9%

Ian J. Meredith                          Director                                10,000 (7)            *

James R. Stallard                        Director                                    --               --

Robert A. Marshall                       Director                                    --               --

Maryanne Z. Gallagher                    Chief Operating Officer                 72,895 (8)            *

Frank R. Orzell                          Chief Marketing Officer                     --               --

Ann F. Massey                            Chief Financial Officer                 10,000 (9)            *

Harvey Daniels                           Senior Vice President of                 9,500 (10)           *
                                           Operations

John Carducci                            Former Chief Software                       --               --
                                           Architect

Dalia Ophir                              Former Chief Technology                     --               --
                                           Officer
All current directors and executive                                           4,410,134 (11)          25.7%
  officers as a group (9 persons)

---------------

* Less than one percent.

(1) Includes options exercisable within sixty (60) days of the date as of which beneficial ownership is determined, pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(2) Based upon 15,181,172 total outstanding shares of Common Stock on March 31, 2001, plus shares of Common Stock that may be acquired by the person or group indicated pursuant to any options or warrants exercisable within sixty (60) days.

(3) Mark Johnston owns an aggregate of 3,173,964 shares of Common Stock, which is constituted by the following: Software Investments Ltd. (of which Mr. Johnston is the sole stockholder) beneficially owns 1,688,964 shares of

         Common Stock; Vault Management Ltd. (of which Mr. Johnston is the sole stockholder) beneficially owns 1,280,000 shares of Common Stock, including 640,000 shares of Common Stock that may be acquired pursuant to the exercise of outstanding warrants; and 205,000 shares of Common Stock that may be acquired pursuant to the exercise of outstanding stock options. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(4) Represents shares of Common Stock receivable upon conversion of 12.5% Convertible Debenture due March 2002.

(5) Represents 120,275 shares of Common Stock and 575,000 shares of Common Stock that may be acquired pursuant to the exercise of outstanding stock options.

(6) Represents 448,000 shares of Common Stock that may be acquired pursuant to the exercise of outstanding stock options.

(7) Represents 10,000 shares of Common Stock that may be acquired pursuant to the exercise of outstanding stock options.

(8) Represents 10,395 shares of Common Stock and 62,500 shares of Common Stock that may be acquired pursuant to the exercise of outstanding stock options.

(9) Represents 10,000 shares of Common Stock that may be acquired pursuant to the exercise of outstanding stock options.

(10) Represents 2,000 shares of Common Stock and 7,500 shares of Common Stock that may be acquired pursuant to the exercise of outstanding stock options.

(11) Includes 1,950,500 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options and warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      The discounted note was collateralized by unencumbered Cover-All stock owned by Care and a Care affiliate, Software Investments Limited ("SIL"). SIL, at the time of the buy back agreement in 1998, was controlled by The Mirror Trust, a Jersey, Channel Islands Discretionary Settlement. The Mirror Trust also owned the majority of interest of Care. The beneficiaries of The Mirror Trust were the family interests of Mark D. Johnston, who was an executive director of SIL and Care. The number of shares required as collateral was to vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance of the note, however, the maximum number of shares of Common Stock that Care was required to pledge as collateral was capped at 2,500,000. The number of shares required as collateral was to be adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on such date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. The Company received the subsequent payments due under the note, including the payment due by September 30, 2000. In November 1999, the Board of Directors decided that due to the hardship placed upon Care by the pledged share requirement of the pledge agreement given the then current price of the Company's Common Stock and to Care's history of making each of the $500,000 payments on the promissory note in a timely manner, it would be in the best interest of the Company to agree to allow Care to cap the number of shares of the Company's Common Stock required to be pledged to the Company pursuant to the pledge agreement to 2,500,000. In connection with the investment by Vault Management Limited ("Vault"), one-half of the payment due September 30, 2000 was deferred until December 31, 2000.

      As a result of a distribution from The Mirror Trust to the Bradbury Trust No. 7 and the distribution from such trust to Mark D. Johnston as its sole beneficiary, as of October 19, 2000, Mr. Johnston is the holder of all of the capital stock of SIL and Vault, and the holder of the majority of capital stock (approximately 65%) of Care.

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

      On June 21, 2000, the Company entered into an agreement with Vault to purchase between 640,000 and 1,600,000 shares of the Company's Common Stock at $.625 per share, which was the closing price per share of the Company's Common Stock on May 30, 2000, the date the agreement was reached.

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

      As part of the Vault transaction, the Company also agreed to modify the terms of the Care note such that the semi-annual principal payment of $500,000 due and payable on September 30, 2000 shall be due and payable as to $250,000 on September 30, 2000 and as to $250,000 on December 31, 2000. The Company received the $250,000 payment on September 29, 2000. The Company did not receive the payment due on December 31, 2000. At the time of the Vault transaction, Mr. Mark Johnston was the Company's Chairman and Interim Chief Financial Officer and also a director of both Vault and Care.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COVER-ALL TECHNOLOGIES INC.


Date:  April 30, 2001                       By:  /s/ John Roblin
                                                 ------------------------------
                                                John Roblin
                                                Chairman of the Board of
                                                  Directors, President and Chief
                                                  Executive Officer