Form 10-Q
period 2001-03-31
COVER ALL TECHNOLOGIES INC
filed 2001-05-15
CIK 737300

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                ----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

                         Commission File Number 0-13124

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

                                 Yes |X| No |_|

                  Number of shares outstanding at May 7, 2001:

          15,181,172 shares of Common Stock, par value $.01 per share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001.
--------------------------------------------------------------------------------

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
     and December 31, 2000 (Audited)..........................................3

     Consolidated Statements of Operations for the three
     months ended March 31, 2001 and 2000 (Unaudited).........................5

     Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (Unaudited) ...............................6

     Notes to Consolidated Financial Statements (Unaudited) ..................7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................11

Item 3.    Qualitative and Quantitative Disclosures
           About Market Risk.................................................13

PART II:   OTHER INFORMATION.................................................14

SIGNATURES...................................................................15

                               * * * * * * * * *

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   March 31,        December 31,
                                                                      2001              2000
                                                                  -----------       ------------
                                                                  (Unaudited)         (Audited)
Assets:
Current Assets:
   Cash and Cash Equivalents ...............................      $   927,739       $   421,938
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $45,758 and $1,805,168, Respectively) .............        1,434,503         2,613,295
   Other Receivable ........................................               --           285,000
   Prepaid Expenses ........................................          253,335           251,272
                                                                  -----------       -----------

   Total Current Assets ....................................        2,615,577         3,571,505
                                                                  -----------       -----------

Property and Equipment -- At Cost:
   Furniture, Fixtures and Equipment .......................        3,214,123         3,213,623
   Less: Accumulated Depreciation ..........................       (2,937,631)       (2,901,335)
                                                                  -----------       -----------

   Property and Equipment -- Net ...........................          276,492           312,288
                                                                  -----------       -----------

Capitalized Software (Less Accumulated Amortization of
   $4,208,620 and $3,983,811, Respectively) ................        1,218,341         1,197,821
                                                                  -----------       -----------

Other Assets ...............................................           59,335            59,335
                                                                  -----------       -----------

   Total Assets ............................................      $ 4,169,745       $ 5,140,949
                                                                  ===========       ===========

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                       March 31,        December 31,
                                                                          2001              2000
                                                                      ------------       ------------
                                                                       (Unaudited)        (Audited)
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable ............................................      $    556,720       $  1,023,316
   Accrued Liabilities .........................................           463,578            616,980
   Obligation Under Capital Lease ..............................            65,733             64,435
   Convertible Debentures ......................................         3,000,000                 --
   Unearned Revenue ............................................         1,550,259          1,788,324
                                                                      ------------       ------------

   Total Current Liabilities ...................................         5,636,290          3,493,055
                                                                      ------------       ------------
Long-Term Liabilities:
   Obligation Under Capital Lease ..............................             1,052             17,980
   Convertible Debentures ......................................                --          3,000,000
                                                                      ------------       ------------

   Total Long-Term Liabilities .................................             1,052          3,017,980
                                                                      ------------       ------------

   Total Liabilities ...........................................         5,637,342          6,511,035
                                                                      ------------       ------------

Commitments and Contingencies ..................................                --                 --
                                                                      ------------       ------------

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares,
      17,681,172 and 17,681,172 Shares Issued and
      15,181,172 and 15,181,172 Shares Outstanding, Respectively           176,812            176,812

Capital In Excess of Par Value .................................        26,064,149         26,064,149

Accumulated Deficit ............................................       (27,005,558)       (26,908,047)

Treasury Stock - At Cost - 2,500,000 ...........................          (703,000)          (703,000)
                                                                      ------------       ------------

Total Stockholders' Equity .....................................        (1,467,597)        (1,370,086)
                                                                      ------------       ------------

Total Liabilities and Stockholders' Equity .....................      $  4,169,745       $  5,140,949
                                                                      ============       ============

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   Three months ended March 31,
                                                                 -------------------------------
                                                                     2001               2000
                                                                 ------------       ------------
Revenues:
     Licenses .............................................      $    167,870       $    820,000
     Maintenance ..........................................         1,108,041          1,056,190
     Professional Services ................................           418,415            402,530
                                                                 ------------       ------------
     Total Revenues .......................................         1,694,326          2,278,720
                                                                 ------------       ------------

Cost of Revenues:
     Licenses .............................................           336,847          1,436,830
     Maintenance ..........................................           749,521            698,992
     Professional Services ................................           201,650            149,591
                                                                 ------------       ------------
     Total Cost of Revenues ...............................         1,288,018          2,285,413
                                                                 ------------       ------------
     Direct Margin ........................................           406,308             (6,693)
                                                                 ------------       ------------

Operating Expenses:
     Sales and Marketing ..................................           279,620            187,650
     General and Administrative ...........................           318,756            506,295
     Research and Development .............................           126,658            164,965
     Allowance for Doubtful Accounts ......................           (83,162)          (140,250)
     Total Operating Expenses .............................           641,872            718,660
                                                                 ------------       ------------
     Operating Loss .......................................          (235,564)          (725,353)
                                                                 ------------       ------------
Other Income (Expense)
      Other Income ........................................           225,127                 --
      Interest Expense ....................................           (95,295)           (96,792)
      Interest Income - Related Party
         (Imputed) ........................................                --             40,656
      Interest Income .....................................             8,221              3,837
                                                                 ------------       ------------
      Total Other Income (Expense) ........................           138,053            (52,299)
                                                                 ------------       ------------

Loss Before Income Tax Benefit ............................           (97,511)          (777,652)

Income Tax Benefit ........................................                --                 --
                                                                 ------------       ------------

Net Loss ..................................................      $    (97,511)      $   (777,652)
                                                                 ============       ============

Basic and Diluted Earnings (Loss) Per Common Share ........      $      (0.01)      $      (0.05)
                                                                 ============       ============

Weighted Average Number of Common Shares
     Outstanding for Basic Earnings (Loss) Per Common Share        15,181,172         17,029,000
                                                                 ============       ============

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       Three months ended March 31,
                                                                      -----------------------------
                                                                          2001             2000
                                                                      -----------       -----------
Cash Flows from Operating Activities:
      Loss from Operations .....................................      $   (97,511)      $  (777,652)
      Adjustments to Reconcile Net Loss to
         Net Cash Provided From (Used for) Operating Activities:
             Depreciation ......................................           36,296            38,012
             Amortization of Capitalized Software ..............          224,809           224,808
             Imputed Interest Income ...........................               --           (81,312)
             Provision for Uncollectible Accounts ..............         (83,162)          (140,250)

      Changes in Assets and Liabilities:
         (Increase) Decrease in:
             Accounts Receivable ...............................        1,261,954           248,837
             Prepaid Expenses ..................................           (2,063)          (52,325)
             Accrued Interest -- Related Party Note Receivable .               --            40,656
             Other Receivable ..................................          285,000                --

         Increase (Decrease) in:
             Accounts Payable ..................................         (466,596)          193,045
             Accrued Liabilities ...............................         (153,402)         (356,272)
             Unearned Revenue ..................................         (238,065)         (400,212)
                                                                      -----------       -----------

      Net Cash Provided from (Used for) Operating Activities ...          767,260        (1,062,665)
                                                                      -----------       -----------

Cash Flows from Investing Activities:
      Repayment of Notes Receivable - Related Party ............               --           500,000
      Capital Expenditures .....................................             (500)          (23,134)
      Capitalized Software Expenditures ........................         (245,329)               --
                                                                      -----------       -----------

      Net Cash (Used for) Provided from Investing Activities ...         (245,829)          476,866
                                                                      -----------       -----------

Cash Flows from Financing Activities:
      Net Proceeds from Issuance of Common Stock ...............               --            31,250
      Principal Payments on Capital Lease ......................          (15,630)          (14,433)
      Proceeds from Exercise of Stock Options ..................               --            19,531
                                                                      -----------       -----------

      Net Cash (Used for) Provided from Financing Activities ...          (15,630)           36,348
                                                                      -----------       -----------

Change in Cash and Cash Equivalents ............................          505,801          (549,451)

Cash and Cash Equivalents - Beginning of Period ................          421,938         1,065,793
                                                                      -----------       -----------

Cash and Cash Equivalents - End of Period ......................      $   927,739       $   516,342
                                                                      ===========       ===========

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[1] General

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior period have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of March 31, 2001, and the results of their operations for the three month periods ended March 31, 2001 and 2000, and the cash flows for the three month periods ended March 31, 2001 and 2000. Such adjustments are of a normal and recurring nature. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for a full year.

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

For the buy back of Care Software License by Care, the Company received $500,000 on March 31, 1998, and a $4,500,000 non-interest bearing note (the "Care Note"), payable in semi-annual installments of $500,000 which, when discounted at 6%, resulted in a principal amount of the note of $3,893,054. The discounted note was collateralized by unencumbered Cover-All stock owned by Care and a Care affiliate, Software Investments Limited ("SIL"). The number of shares required as collateral would vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance of the note. The number of shares required as collateral was adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on such date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. In November 1999, the Board of Directors decided that due to the hardship placed upon Care by the pledged share requirement of the pledge agreement given the then current price of the Company's common stock and because of Care's history of making each of the $500,000 payments on the promissory note in a timely manner, that it would be in the best interests of the Company to agree to allow Care to cap the number of shares of the Company's common stock required to be pledged to the Company pursuant to the pledge agreement to 2,500,000.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

Based on the above, and due to the related party nature of the Care Software License buy back agreement, the Company recorded the $1,143,054 difference between the carrying value of the Care Software License at December 31, 1997 of $3,250,000 and the discounted $4,393,054 buy back agreement amount to capital in excess of par value.

In connection with the investment by Vault Management Limited (see Note 3), one-half of the payment due September 30, 2000 was deferred until December 31, 2000. Care failed to make the scheduled payment of $250,000 due December 31, 2000 and on January 16, 2001, the Company announced that Care had defaulted on its obligation to pay the Company its semi-annual principal payment owed under the promissory note dated March 31, 1998. The Company exercised its right to accelerate all remaining amounts due under the note, which totaled $2,250,000. The Pledge Agreement between the Company and Care provided that in the event of a default by Care, the Company can look to and proceed against Care for payment. Care's 2,500,000 shares of the Company's common stock were pledged to and held by the Company as collateral on the Care note. In addition, the Company announced that, pursuant to the Pledge Agreement, the Company on January 16, 2001 transferred and registered in its name the 2,500,000 shares of the Company's common stock owned by Care.

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

[3] Sale of Stock and Warrants, Vault Management Limited

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

As part of the Vault transaction, the Company also agreed to modify the terms of the Care Note such that the semi-annual principal payment of $500,000 due and payable on September 30, 2000 shall be due and payable as to $250,000 on September 30, 2000 and as to $250,000 on December 31, 2000. The Company received the $250,000 payment on September 29, 2000. The Company did not receive the payment due on December 31, 2000 (see Note 2). Mr. Mark Johnson, the Company's Chairman and Interim Chief Financial Officer at the time, is a director of both Vault and Care.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[4] Segment Information

The following information is presented as a result of the Company adopting SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

At March 31, 2000, the Company merged the management teams and infrastructures of its two business units, Classic and TAS, to improve customer service. The Company will continue to separately assess the performance of each of these products.

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. Interest income and interest expense are allocated based on revenues.

                                                                      (Dollars in Thousands)
                                                                 Three Months ended March 31, 2001
                                                       ------------------------------------------------------
                                                       Classic                 TAS               Consolidated
                                                       -------              ----------           ------------
Revenues.....................................          $ 1,514               $    180               $ 1,694
Operating Profit (Loss)......................              415                   (651)                 (236)
Interest Income..............................                7                      1                     8
Interest Expense.............................               85                     10                    95
Depreciation and Amortization................               17                    244                   261
Capital Expenditures ........................               --                     --                    --
Capitalized Software Expenditures ...........               --                    245                   245
Income (Loss) before Income Tax Benefit......              337                   (435)                  (98)

                                                                      (Dollars in Thousands)
                                                                 Three Months ended March 31, 2000
                                                       ------------------------------------------------------
                                                       Classic                 TAS               Consolidated
                                                       -------              ----------           ------------
Revenues.....................................          $ 1,888               $     391              $ 2,279
Operating Profit (Loss)......................              753                  (1,478)                (725)
Interest Income..............................               37                       7                   44
Interest Expense.............................               81                      16                   97
Depreciation and Amortization................               12                     251                  263
Capital Expenditures ........................               12                      11                   23
Capitalized Software Expenditures ...........               --                      --                   --
Income (Loss) before Income Tax Benefit......              709                  (1,487)                (778)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[5] Earnings Per Share Disclosures

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations:

                                                                   For the three months ended
                                                                          March 31, 2001
                                                             -----------------------------------------
                                                               Income          Shares       Per Share
                                                             (Numerator)    (Denominator)     Amount
                                                             -----------    -------------   ----------
Basic EPS:
  Loss Available to Common Stockholders ...........          $  (97,511)      15,181,172      $(0.01)
Effect of Dilutive Securities:
  Options .........................................                  --               --          --
  Warrants ........................................                  --               --          --
                                                             ----------       ----------      ------
Diluted EPS:
  Loss Available to Common Stockholders
    Plus Assumed Conversions ......................          $  (97,511)      15,181,172      $(0.01)
                                                             ==========       ==========      ======

                                                                   For the three months ended
                                                                          March 31, 2000
                                                             -----------------------------------------
                                                               Income          Shares       Per Share
                                                             (Numerator)    (Denominator)     Amount
                                                             -----------    -------------   ----------
Basic EPS:
  Loss Available to Common
   Stockholders ...................................          $ (777,652)      17,029,000      $(0.05)
Effect of Dilutive Securities:
  Options .........................................                  --               --          --
  Warrants ........................................                  --               --          --
                                                             ----------       ----------      ------
Diluted EPS:
  Loss Available to Common Stockholders
    Plus Assumed Conversions ......................          $ (777,652)      17,029,000      $(0.05)
                                                             ==========       ==========      ======

The Company's options and warrants were not included in the computation of EPS for the periods ended March 31, 2001 and 2000 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the periods ended March 31, 2001 and 2000 because it would be antidilutive.

[6] Other Income

Other income is comprised of a settlement of an outstanding customer dispute and a favorable resolution of a liability related to the customer dispute.

Item 2:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Total revenues for the three months ended March 31, 2001 were $1,694,000 as compared to $2,279,000 for the same period in 2000. License fees were $168,000 for the three months ended March 31, 2001 compared to $820,000 in the same period in 2000, as a result of fewer new Classic sales in the first quarter of 2001. For the three months ended March 31, 2001, maintenance revenues were $1,108,000 compared to $1,056,000 in the same period of the prior year due to an increased Classic customer base. Professional services revenue contributed $418,000 in the three months ended March 31, 2001 compared to $403,000 in the first quarter of 2000. Total Classic revenues were $1,514,000 for the three months ended March 31, 2001 as compared to $1,888,000 for the three months ended March 31, 2000. Total TAS 2000 revenues were $180,000 for the three months ended March 31, 2001 as compared to $391,000 for the three months ended March 31, 2000.

Cost of sales decreased to $1,288,000 for the three months ended March 31, 2001 as compared to $2,285,000 for the same period in 2000 due to staff reductions in the TAS 2000 division, combining of the support services for the Classic and TAS 2000 products and other cost reductions implemented after the first quarter of 2000. Non-cash capitalized software amortization was $225,000 for the three months ended March 31, 2001 and 2000. The Company capitalized $245,000 of software development costs in the first three months of 2001.

Research and development expenses were $127,000 for the three months ended March 31, 2001 compared to $165,000 for the same period in 2000. The Company is continuing to enhance the functionality of its products and to refine its processes in response to customer needs.

Sales and marketing expenses were $280,000 for the three months ended March 31, 2001 as compared to $188,000 in the same period of 2000 primarily due to an increase in the sales effort and the hiring of a new chief marketing officer in 2001.

General and administrative expenses decreased to $319,000 in the three months ended March 31, 2001 as compared to $506,000 in the same period in 2000 primarily due to a decrease in personnel and consulting costs in the first quarter of 2001.

Other income was $225,000 for the three months ended March 31, 2001 as compared to none in the same period of 2000 due to the settlement of an outstanding customer dispute and a favorable resolution of a liability related to the customer dispute.

Liquidity and Capital Resources

At March 31, 2001, the Company had working capital deficit of ($3,021,000) compared to working capital of $1,129,000 at March 31, 2000. The decrease in working capital is primarily due to the reclassification of the convertible debentures to current liabilities and the write off of the Care note at December 31, 2000.

The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet its normal operating needs in 2001.

New Authoritative Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 (as amended by SFAS 138 in June
2000) establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133." SFAS 137 deferred the effective date of SFAS 133 until the first quarter of fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company expects the adoption of SFAS 133, SFAS 137 and SFAS 138 will not have a material impact on its financial statements and related disclosures.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999. The Company's accounting policies are consistent with the requirements of SAB 101, so the implementation of SAB 101 did not have an impact on the Company's operating results.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 6 - Exhibits and Reports on Form 8-K

(b)   Reports on Form 8-K.

      On January 17, 2001, the Company filed a Form 8-K under Item 5 to disclose the announcement of the default by Care Corporation Limited on its obligation to pay to the Company its semi-annual payment owed under its promissory note, dated March 31, 1998, and the subsequent acceleration by the Company of all remaining amounts due under the note, which totaled $2,250,000. The Company also announced that it transferred and registered in its name 2,500,000 shares of the Company's common stock owned by Care which was pledged by Care to the Company as collateral under the note.

      On February 8, 2001, the Company filed a Form 8-K under Item 5 to disclose the announcement that John Roblin, the Company's President and Chief Executive Officer, had been named the Company's Chairman of the Board of the Directors, replacing Mr. Mark Johnston, who will remain a director of the Company. The Company also announced that Ann Massey, its Controller, was named Chief Financial Officer of the Company, replacing Mr. Johnston, who was the Interim Chief Financial Officer of the Company.

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

                            COVER-ALL TECHNOLOGIES INC.


Date: May 14, 2001          By:          /s/ John Roblin
                                ------------------------------------------------
                                John Roblin, Chairman of the Board of Directors, President and Chief Executive Officer


Date: May 14, 2001          By:          /s/ Ann Massey
                                ------------------------------------------------
                                   Ann Massey, Chief Financial Officer