Form 10-Q
period 2001-06-30
COVER ALL TECHNOLOGIES INC
filed 2001-08-14
CIK 737300

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001   Commission File Number  0-13124
                               ---------------                         ---------


                           COVER-ALL TECHNOLOGIES INC.
                           --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                            13-2698053
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


            18-01 Pollitt Drive
           Fair Lawn, New Jersey                                   07410
           ---------------------                                   -----
  (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:           (201) 794-4800
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

                                Yes   X      No
                                   ------      -------


                 Number of shares outstanding at August 6, 2001:

          15,181,172 shares of Common Stock, par value $.01 per share.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001.
----------------------------------------------------------------------------------------------------------


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
     and December 31, 2000 (Audited)...............................................................   3

     Consolidated Statements of Operations for the three and six
     months ended June 30, 2001 and 2000 (Unaudited)...............................................   5

     Consolidated Statements of Cash Flows for the six
     months ended June 30, 2001 and 2000 (Unaudited)...............................................   6

     Notes to Consolidated Financial Statements (Unaudited)........................................   7

ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................................  13

ITEM 3.  Qualitative and Quantitative Disclosures About
              Market Risk..........................................................................  15

PART II: OTHER INFORMATION.........................................................................  16

SIGNATURES    .....................................................................................  17



                                                . . . . . . . . . .

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------

                                                                                JUNE 30,            DECEMBER 31,
                                                                                  2001                  2000
                                                                           ------------------   -------------------
                                                                              (UNAUDITED)           (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents.........................................          $   738,295          $   421,938
   Accounts Receivable (Less Allowance for Doubtful Accounts
      Of $45,758 and $1,805,168).....................................            1,219,690            2,613,295
   Other Receivable..................................................                   --              285,000
   Prepaid Expenses..................................................              187,199              251,272
                                                                           ------------------   -------------------
   Total Current Assets..............................................            2,145,184            3,571,505
                                                                           ------------------   -------------------

Property and Equipment-- At Cost:
   Furniture, Fixtures and Equipment.................................            3,274,661            3,213,623
   Less:  Accumulated Depreciation...................................           (2,977,495)         (2,901,335)
                                                                           ------------------   -------------------

  Property and Equipment-- Net.......................................              297,166              312,288
                                                                           ------------------   -------------------

Capitalized Software (Less Accumulated Amortization of
   $4,433,430 and $3,983,811)........................................            1,247,608            1,197,821
                                                                           ------------------   -------------------

Deferred Financing Costs.............................................              170,852                   --
                                                                           ------------------   -------------------

Other Assets.........................................................               59,335               59,335
                                                                           ------------------   -------------------

   Total Assets......................................................          $ 3,920,145          $ 5,140,949
                                                                           ==================   ===================


              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------

                                                                                JUNE 30,            DECEMBER 31,
                                                                                 2001                   2000
                                                                           ------------------   -------------------
                                                                              (UNAUDITED)           (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable..................................................          $   795,266          $1,023,316
   Accrued Liabilities...............................................              526,442             616,980
   Obligation Under Capital Lease....................................               50,840              64,435
   Unearned Revenue..................................................            1,594,025           1,788,324
                                                                           ------------------   -------------------

   Total Current Liabilities.........................................            2,966,573           3,493,055
                                                                           ------------------   -------------------
Long-Term Liabilities:
   Obligation Under Capital Lease....................................                   --              17,980
   Convertible Debentures............................................            1,800,000           3,000,000
                                                                           ------------------   -------------------

   Total Long-Term Liabilities.......................................            1,800,000           3,017,980
                                                                           ------------------   -------------------

   Total Liabilities.................................................            4,766,573           6,511,035
                                                                           ------------------   -------------------

Commitments and Contingencies........................................                   --                  --
                                                                           ------------------   -------------------

Stockholders' Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares,
   17,681,172 and 17,681,172 Shares Issued and 15,181,172 and
   15,181,172 Shares Outstanding, Respectively.......................              176,812             176,812

Capital In Excess of Par Value.......................................           26,064,149          26,064,149

Accumulated Deficit..................................................          (26,384,389)        (26,908,047)

Treasury Stock - At Cost - 2,500,000.................................             (703,000)           (703,000)
                                                                           ------------------   -------------------

Total Stockholders' Equity...........................................             (846,428)         (1,370,086)
                                                                           ------------------   -------------------

Total Liabilities and Stockholders' Equity...........................          $ 3,920,145         $ 5,140,949
                                                                           ==================   ===================

              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                    ---------------------------------   -------------------------------
                                                         2001               2000             2001              2000
                                                    ---------------    --------------   --------------   --------------
REVENUES:
     Licenses..................................       $    63,870         $ 195,706        $ 231,740       $ 1,015,706
     Maintenance...............................         1,125,896           952,617        2,233,937         2,008,807
     Professional Services.....................           307,243           407,000          725,658           809,530
                                                    ---------------    --------------   --------------   --------------
     TOTAL REVENUES............................         1,497,009         1,555,323        3,191,335         3,834,043
                                                    ---------------    --------------   --------------   --------------

COST OF REVENUES:
     Licenses..................................           371,619           562,965          708,466         1,999,795
     Maintenance...............................           722,927           853,295        1,472,448         1,552,287
     Professional Services.....................           175,904           230,271          377,554           379,862
                                                    ---------------    --------------   --------------   --------------
     TOTAL COST OF REVENUES....................         1,270,450         1,646,531        2,558,468         3,931,944
                                                    ---------------    --------------   --------------   --------------
     DIRECT MARGIN.............................           226,559          (91,208)          632,867          (97,901)
                                                    ---------------    --------------   --------------   --------------

OPERATING EXPENSES:
     Sales and Marketing.......................           391,297           212,398          670,917           400,048
     General and Administrative................           385,245           403,493          704,001           909,788
     Research and Development..................            79,539           224,407          206,197           389,372
     Allowance for Doubtful Accounts...........                --          (24,515)         (83,162)         (164,765)
                                                    ---------------    --------------   --------------   --------------
     TOTAL OPERATING EXPENSES..................           856,081           815,783        1,497,953         1,534,443
                                                    ---------------    --------------   --------------   --------------
     OPERATING LOSS............................         (629,522)         (906,991)        (865,086)       (1,632,344)
                                                    ---------------    --------------   --------------   --------------
OTHER INCOME (EXPENSE):
     Other Income..............................                --                --          225,127                --
     Interest Expense..........................          (93,938)          (96,502)        (189,233)         (193,294)
     Interest Income - Related Party

         (Imputed).............................                --            17,186               --            57,842
     Interest Income...........................             4,629             1,620           12,850             5,457
                                                    ---------------    --------------   --------------   --------------
     TOTAL OTHER INCOME (EXPENSE)..............          (89,309)          (77,696)           48,744         (129,995)
                                                    ---------------    --------------   --------------   --------------
     FOREIGN CURRENCY TRANSACTION
         GAIN (LOSS)...........................                --          (13,965)               --          (13,965)
                                                    ---------------    --------------   --------------   --------------
     LOSS BEFORE INCOME TAX
         BENEFIT...............................         (718,831)         (988,652)        (816,342)       (1,776,304)

INCOME TAX BENEFIT.............................           536,000                --          536,000                --
                                                    ---------------    --------------   --------------   --------------
INCOME (LOSS) BEFORE EXTRAORDINARY
     ITEMS.....................................         (182,831)         (998,652)        (280,342)       (1,776,304)

EXTRAORDINARY ITEM - GAIN ON
     EXTINGUISHMENT OF DEBT (NET OF
     INCOME TAX OF $536,000)...................           804,000                --          804,000                --
                                                    ---------------    --------------   --------------   --------------
NET INCOME (LOSS)..............................        $  621,169       $ (998,652)       $  523,658      $(1,776,304)
                                                    ===============    ==============   ==============   ==============
BASIC AND DILUTED EARNINGS (LOSS) PER
     COMMON SHARE BEFORE
     EXTRAORDINARY ITEMS.......................        $    (.01)       $     (.06)       $     (.02)     $      (.10)
                                                    ===============    ==============   ==============   ==============
BASIC AND DILUTED EARNINGS (LOSS) PER
     COMMON SHARE..............................        $     .04        $     (.06)       $      .03      $      (.10)
                                                    ===============    ==============   ==============   ==============
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING FOR BASIC
     EARNINGS (LOSS) PER COMMON SHARE..........        15,181,000        17,171,000       15,181,000        17,100,000
                                                    ===============    ==============   ==============   ==============

              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                ------------------------------------
                                                                                       2001               2000
                                                                                -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income (Loss) from Operations.......................................          $  523,658       $(1,776,304)
      Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided From (Used For) Operating Activities:
             Depreciation.................................................              76,160            76,294
             Amortization of Capitalized Software.........................             449,619           449,620
             Gain on Extinguishment of Convertible Debentures.............         (1,340,000)                --
             Imputed Interest Income......................................                  --          (81,312)
             Provision for Uncollectible Accounts.........................            (83,162)         (164,765)

      Changes in Assets and Liabilities:
         (Increase) Decrease in:
             Accounts Receivable..........................................           1,476,767           270,122
             Prepaid Expenses.............................................              64,073            48,587
             Accrued Interest-- Related Party Note Receivable.............                  --            23,470
             Other Receivable.............................................             285,000                --

         Increase (Decrease) in:
             Accounts Payable.............................................           (228,050)           115,285
             Accrued Liabilities..........................................            (90,538)         (353,459)
             Unearned Revenue.............................................           (194,299)         (196,613)
                                                                                -----------------   ----------------

      Net Cash Provided From (Used For) Operating Activities..............             939,228       (1,589,075)
                                                                                -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Repayment of Notes Receivable - Related Party.......................                 --            500,000
      Capital Expenditures................................................            (61,038)          (18,539)
      Capitalized Software Expenditures...................................           (499,406)                --
                                                                                -----------------   ----------------

      Net Cash (Used For) Provided From Investing Activities..............           (560,444)           481,461
                                                                                -----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Convertible Debentures................................           1,800,000                --
      Payment on Convertible Debentures...................................         (1,660,000)                --
      Deferred Financing Costs............................................           (170,852)                --
      Net Proceeds from Issuance of Common Stock..........................                  --           431,250
      Principal Payments on Capital Lease.................................            (31,575)          (29,156)
      Proceeds from Exercise of Stock Options.............................                  --            19,531
                                                                                -----------------   ----------------

      Net Cash (Used For) Provided From Financing Activities..............            (62,427)           421,625
                                                                                -----------------   ----------------

CHANGE IN CASH AND CASH EQUIVALENTS.......................................             316,357         (685,989)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...........................             421,938         1,065,793
                                                                                -----------------   ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD.................................          $  738,295         $ 379,804
                                                                                =================   ================

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of June 30, 2001, and the results of their operations for the three and six month periods ended June 30, 2001 and 2000, and their cash flows for the six month periods ended June 30, 2001 and 2000. Such adjustments are of a normal and recurring nature. The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for a full year.

[2] SALE OF STOCK AND PURCHASE AND SALE OF CARE SOFTWARE LICENSE

On March 31, 1996, the Company was granted by Care Corporation Limited ("Care") the exclusive license for the Care software systems for use in the workers' compensation claims administration markets in Canada, Mexico and Central and South America (the "Care Software License"). In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's Common Stock at $2.00 per share to value the license at $5,000,000 at March 31, 1996. The license agreement was revised on March 14, 1997, and the Company engaged Care as its exclusive sales agent for a monthly fee of $10,000 against commissions of 20%. Depending upon the level of revenue reached or not reached under the license agreement, the Company had the right to repurchase all or portions of the shares issued to Care at $.01 per share.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

As part of the Vault transaction, the Company also agreed to modify the terms of the Care Note such that the semi-annual principal payment of $500,000 due and payable on September 30, 2000 shall be due and payable as to $250,000 on September 30, 2000 and as to $250,000 on December 31, 2000. The Company received the $250,000 payment on September 29, 2000. The Company did not receive the payment due on December 31, 2000 (see Note 2). Mr. Mark Johnston, the Company's Chairman and Interim Chief Financial Officer at the time, is a director of both Vault and Care.

[4] CONVERTIBLE DEBENTURES

On June 28, 2001, the Company raised $1,800,000 through a private placement of 8.00% convertible debentures with investors headed by the Renaissance Capital Group, Inc. of Dallas, Texas. An aggregate of $1,400,000 was sold to the Renaissance US Growth and Income Trust PLC (traded on the London Stock Exchange) and BFS US Special Opportunities Trust PLC, which are managed by Renaissance. Also, an aggregate of $400,000 was sold to

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

three other private investors including John Roblin, Chairman of the Board, President and Chief Executive Officer of the Company.

Immediately upon its receipt of the funds, the Company used $1,660,000 of the proceeds to fully settle its $3,000,000 principal amount 12.5% convertible debentures, due in 2002. The remainder of the funds raised from the transaction were to be used for working capital purposes. The new debentures, maturing in 2008, are convertible into shares of the Company's common stock, $.01 par value per share, initially at $0.50 per share, subject to adjustment in accordance with the terms of the parties' respective loan agreements. The Company recognized an extraordinary gain on the extinguishment of debt of $804,000, net of income taxes of $536,000, in June 2001.

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

                                                               (DOLLARS IN THOUSANDS)
                                                             THREE MONTHS ENDED JUNE 30, 2001
                                                    ---------------------------------------------------
                                                       CLASSIC             TAS           CONSOLIDATED
                                                    -------------    --------------   -----------------
Revenues.....................................        $ 1,350           $    147           $ 1,497
Operating Profit (Loss)......................             13               (643)             (630)
Interest Income..............................              5                 --                 5
Interest Expense.............................             85                  9                94
Depreciation and Amortization................             21                244               265
Capital Expenditures.........................             55                  6                61
Capitalized Software Expenditures............             --                254               254
Income (Loss) before Income Tax Benefit......            (67)              (652)             (719)


                                                                  (DOLLARS IN THOUSANDS)
                                                              SIX MONTHS ENDED JUNE 30, 2001
                                                    ---------------------------------------------------
                                                       CLASSIC             TAS           CONSOLIDATED
                                                    -------------    --------------   -----------------
Revenues.....................................        $ 2,864           $    327           $ 3,191
Operating Profit (Loss)......................            428             (1,293)             (865)
Interest Income..............................             12                  1                13
Interest Expense.............................            170                 19               189
Depreciation and Amortization................             38                488               526
Capital Expenditures.........................             55                  6                61
Capitalized Software Expenditures............             --                499               499
Income (Loss) before Income Tax Benefit......            270             (1,086)             (816)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                  (DOLLARS IN THOUSANDS)
                                                             THREE MONTHS ENDED JUNE 30, 2000
                                                    ---------------------------------------------------
                                                       CLASSIC             TAS            CONSOLIDATED
                                                    -------------    --------------   -----------------
Revenues.....................................        $ 1,446           $    109           $ 1,555
Operating Profit (Loss)......................            293             (1,200)             (907)
Interest Income..............................             18                  1                19
Interest Expense.............................             89                  7                96
Depreciation and Amortization................             15                248               263
Capital Expenditures.........................             --                 (4)               (4)
Capitalized Software Expenditures............             --                 --                --
Income (Loss) before Income Tax Benefit......            208             (1,207)             (999)


                                                                  (DOLLARS IN THOUSANDS)
                                                               SIX MONTHS ENDED JUNE 30, 2000
                                                    ---------------------------------------------------
                                                       CLASSIC             TAS            CONSOLIDATED
                                                    -------------    --------------   -----------------
Revenues.....................................        $ 3,334           $    500           $ 3,834
Operating Profit (Loss)......................          1,176             (2,808)           (1,632)
Interest Income..............................             55                  8                63
Interest Expense.............................            168                 25               193
Depreciation and Amortization................             27                499               526
Capital Expenditures.........................             12                  7                19
Capitalized Software Expenditures............             --                 --                --
Income (Loss) before Income Tax Benefit......          1,050             (2,826)           (1,776)

[6]  EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations:

                                                                         FOR THE THREE MONTHS ENDED
                                                                               JUNE 30, 2001
                                                            ---------------------------------------------------
                                                               INCOME              SHARES          PER SHARE
                                                             (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                            -------------      --------------   ---------------
Basic EPS:
Income Available to Common
   Stockholders......................................         $ 621,169          15,181,172            $   0.04
Effect of Dilutive Securities:
  Options............................................                --               5,073                  --
  Warrants...........................................                --                  --                  --
                                                            -------------      --------------   ---------------
Diluted EPS:
 Income Available to Common Stockholders
    Plus Assumed Conversions.........................         $ 621,169          15,186,245            $   0.04
                                                            =============      ==============   ===============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                         FOR THE SIX MONTHS ENDED
                                                                               JUNE 30, 2001
                                                            ---------------------------------------------------
                                                               INCOME              SHARES          PER SHARE
                                                             (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                            -------------      --------------   ---------------
Basic EPS:
 Income Available to Common
   Stockholders......................................         $ 523,658          15,181,172            $   0.03
Effect of Dilutive Securities:
  Options............................................                --               1,932                  --
  Warrants...........................................                --                  --                  --
                                                            -------------      --------------   ---------------
Diluted EPS:
 Income Available to Common Stockholders
    Plus Assumed Conversions.........................         $ 523,658          15,183,104            $   0.03
                                                            =============      ==============   ===============


                                                                         FOR THE THREE MONTHS ENDED
                                                                               JUNE 30, 2001
                                                            ---------------------------------------------------
                                                               INCOME              SHARES          PER SHARE
                                                             (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                            -------------      --------------   ---------------
Basic EPS:
 Loss Available to Common
   Stockholders......................................       $ (998,652)          17,171,000           $  (0.06)
Effect of Dilutive Securities:
  Options............................................                --                  --                  --
  Warrants...........................................                --                  --                  --
                                                            -------------      --------------   ---------------
Diluted EPS:
  Loss Available to Common Stockholders
    Plus Assumed Conversions.........................       $ (998,652)          17,171,000           $  (0.06)
                                                            =============      ==============   ===============


                                                                         FOR THE THREE MONTHS ENDED
                                                                               JUNE 30, 2001
                                                            ---------------------------------------------------
                                                               INCOME              SHARES          PER SHARE
                                                             (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                            -------------      --------------   ---------------
Basic EPS:
 Loss Available to Common
   Stockholders......................................       $(1,776,304)         17,100,000           $  (0.10)
Effect of Dilutive Securities:
  Options............................................                --                  --                  --
  Warrants...........................................                --                  --                  --
                                                            -------------      --------------   ---------------
Diluted EPS:
  Loss Available to Common Stockholders
    Plus Assumed Conversions.........................       $(1,776,304)         17,100,000           $  (0.10)
                                                            =============      ==============   ===============

Options and warrants to purchase 2,586,000 shares of common stock at prices ranging from $.34 to $4.00 per share were outstanding at June 30,2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($.33). The

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

Company's convertible debt does not affect the EPS calculation for the periods ended June 30, 2001 because it would be antidilutive.

The Company's options and warrants were not included in the computation of EPS for the periods ended June 30, 2000 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the periods ended June 30, 2000 because it would be antidilutive.

[7]  OTHER INCOME

Other income is comprised of a settlement of an outstanding customer dispute and a favorable resolution of a liability related to the customer dispute.

[8]  EXTRAORDINARY ITEMS

On June 28, 2001, the Company settled its $3,000,000 principal amount 12.5% convertible debentures due in 2002 for $1,660,000. The transaction resulted in an extraordinary gain of $804,000, net of income taxes of $536,000.

ITEM 2:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Total revenues for the three months ended June 30, 2001 were $1,497,000 as compared to $1,555,000 for the same period in 2000. Licenses fees were $64,000 for the three months ended June 30, 2001 compared to $196,000 in the same period in 2000, as the result of fewer new Classic sales in the second quarter of 2001. For the three months ended June 30, 2001, maintenance revenues were $1,126,000 compared to $952,000 in the same period of the prior year due to an increased Classic customer base. Professional services revenue contributed $307,000 in the three months ended June 30, 2001 compared to $407,000 in the second quarter of 2000. Total Classic revenues were $1,350,000 for the three months ended June 30, 2001 as compared to $1,446,000 for the three months ended June 30, 2000. Total TAS 2000 revenues were $147,000 for the three months ended June 30, 2001 as compared to $109,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, total revenues were $3,191,000 compared to $3,834,000 in the same period of the prior year. Total Classic revenues were $2,864,000 for the six months ended June 30, 2001 as compared to $3,334,000 in the same period in 2000. Total TAS 2000 revenues were $327,000 for the first six months of 2001 as compared to $500,000 in the same period in 2000.

Cost of revenues decreased to $1,270,000 and $2,558,000 for the three and six months ended June 30, 2001 as compared to $1,647,000 and $3,932,000 for the same periods in 2000 due to staff reductions in the TAS 2000 division combining of the support services for the Classic and TAS 2000 products and other cost reductions implemented after the second quarter of 2000. Non-cash capitalized software amortization was $225,000 and $450,000 for the three and six months ended June 30, 2001 and 2000. The Company capitalized $254,000 and $499,000 of software development costs in the three and six months ended June 30, 2001.

Research and development expenses were $80,000 and $206,000 for the three and six months ended June 30, 2001 compared to $224,000 and $389,000 for the same periods in 2000. The Company is continuing to enhance the functionality of its products and to refine its processes in response to customers needs.

Sales and marketing expenses were $391,000 and $671,000 for the three and six months ended June 30, 2001 as compared to $212,000 and $400,000 in the same periods of 2000 primarily due to an increase in the sales effort and the hiring of a new chief marketing officer in 2001.

General and administrative expenses decreased to $385,000 and $704,000 in the three and six months ended June 30, 2001 as compared to $403,000 and $910,000 in the same periods in 2000, primarily due to a decrease in personnel, consulting and legal costs in the first six months of 2001.

Other income was $0 and $225,000 for the three and six months ended June 30, 2001 as compared to none in the same periods of 2000 due to the settlement of an outstanding customer dispute and a favorable resolution of a liability related to the customer dispute.

Extraordinary gain on extinguishment of debt was $804,000, net of income taxes of $536,000, for the three and six months ended June 30, 2001 as compared to none in the same periods of 2000 due to the settlement of $3,000,000 principal amount 12.5% convertible debentures due in 2002 for $1,660,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had a working capital deficit of $(821,000) compared to working capital of $765,000 in 2000. The decrease in working capital is primarily due to the write-off of the Care note at December 31, 2000.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company raised $1,800,000 of permanent financing through the sale of its 8.00% convertible debentures pursuant to a Convertible Loan Agreement, dated June 28, 2001, by and among the Company, and Renaissance US Growth & Income Trust PLC, and BFSUS Special Opportunities Trust PLC, as lenders, and Renaissance Capital Group, Inc., as agent, for an aggregate amount of $1,400,000 and a Convertible Loan Agreement, dated June 28, 2001, by and among the Company, and John Roblin, Arnold Schumsky and Stuart Sternberg, as lenders, and Stuart Sternberg, as agent, for an aggregate amount of $400,000. The debentures are convertible into shares of common stock initially at $0.50 per share subject to adjustment according to the terms of the respective loan agreement. Upon receipt of the funds, the Company settled its obligations with FINOVA Mezzanine Capital Inc. by using $1,660,000 of the proceeds to fully settle its $3,000,000 principal amount 12.5% convertible debentures due in 2002. The Company recognized an extraordinary gain on extinguishment of debt of $804,000, net of income taxes of $536,000, in June 2001.

The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs for the Company in 2001.

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

The Financial Accounting Standards Board (FASB) has issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, in July 2001. Those Statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002. The Company expects that adoption of the new statements will not have a material impact on its financial statements.

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

FOREIGN CURRENCY RISK. The Company earned revenues in the U.K. in the first quarter of 2000. The Company presently has no international business. The Company's international business was subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could have been materially adversely impacted by changes in these or other factors.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         In June 2001, the Company issued $1,800,000 in aggregate principal amount of its 8.00% Convertible Debentures due 2008 to Renaissance Capital Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, for an aggregate of $1,400,000, and to John Roblin and certain other individuals, for an aggregate of $400,000. The debentures are convertible into shares of the Company's common stock initially at $.50 per share, subject to adjustment according to the terms of the loan agreement. The Company used $1,660,000 of the proceeds to settle its $3,000,000 principal amount 12.5% convertible debentures due 2002 with FINOVA Mezzanine Capital Inc., and the remainder of the proceeds were used for general working capital purposes. The sale of the debentures was exempt from registration under Section 4(2) of the Securities Act of 1933 because the offer and sales were made to a limited number of investors in a private transaction. The Company paid Mr. Roger Bensen a finder's fee of 154,545 shares of the Company's common stock, representing an amount equal to 4% of $1,700,000 of the proceeds, or $68,000. These shares were valued at $.44 per share which was the market price of the common stock on such date. The issuance of the common stock to Mr. Bensen was exempt from registration under Section 4(2) of the Securities Act of 1933 as a private transaction.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Cover-All Technologies Inc. was held on June 21, 2001 (the "Meeting"). At the Meeting, the stockholders of the Company elected one director, James R. Stallard, to serve for a three-year term and until his successor has been duly elected and qualified.

         Indicated below are the total votes cast in favor of the director nominee and the total votes withheld:

Director                                 Votes for              Votes Withheld
--------                                 ---------              --------------

James R. Stallard                        13,819,807                 61,198

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

                            COVER-ALL TECHNOLOGIES INC.


Date:   August 14, 2001     By: /s/ John Roblin
                                ------------------------------------------------
                                John Roblin, Chairman of the Board of Directors, President and Chief Executive Officer


Date:   August 14, 2001     By: /s/ Ann Massey
                                ------------------------------------------------
                                Ann Massey, Chief Financial Officer