Form 10-Q
period 2001-09-30
COVER ALL TECHNOLOGIES INC
filed 2001-11-14
CIK 737300

      .

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                ----------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             September 30, 2001
                               ------------------------------------------

Commission File Number               0-13124
                       ---------------------------------

                           COVER-ALL TECHNOLOGIES INC.
                   ------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                       13-2698053
          --------                                       ----------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

      18-01 Pollitt Drive
      FAIR LAWN, NEW JERSEY                                07410
      ---------------------                                -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

Registrant's telephone number, including area code:      (201) 794-4800
                                                    ------------------------

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


                Number of shares outstanding at November 5, 2001:

          15,335,718 shares of Common Stock, par value $.01 per share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
================================================================================

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001.
================================================================================


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
     and December 31, 2000 (Audited).......................................   3

     Consolidated Statements of Operations for the three and nine
     months ended September 30, 2001 and 2000 (Unaudited)..................   5

     Consolidated Statements of Cash Flows for the nine
     months ended September 30, 2001 and 2000 (Unaudited)..................   6

     Notes to Consolidated Financial Statements (Unaudited)................   7

ITEM 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................  13

ITEM 3.       Qualitative and Quantitative Disclosures
                   About Market Risk.......................................  15

PART II: OTHER INFORMATION.................................................  16

SIGNATURES    .............................................................  17



                              . . . . . . . . . .

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
================================================================================

CONSOLIDATED BALANCE SHEETS
================================================================================


                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                 2001                   2000
                                                                          -------------------    ------------------
                                                                              (UNAUDITED)           (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents.........................................     $         285,241      $       421,938
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 and $1,805,168).....................................             1,168,876            2,613,295
   Other Receivable..................................................                    --              285,000
   Prepaid Expenses..................................................               208,314              251,272
                                                                         -------------------    ------------------

   Total Current Assets..............................................             1,662,431            3,571,505
                                                                         -------------------    ------------------
Property and Equipment-- At Cost:
   Furniture, Fixtures and Equipment.................................             1,286,122            3,213,623
   Less:  Accumulated Depreciation...................................            (1,021,223)          (2,901,335)
                                                                         -------------------    ------------------

  Property and Equipment-- Net.......................................               264,899              312,288
                                                                         -------------------    ------------------

Capitalized Software (Less Accumulated Amortization of
   $4,669,435 and $3,983,811)........................................             1,177,831            1,197,821
                                                                         -------------------    ------------------

Deferred Financing Costs (Net of Accumulated Amortization of
   $6,682 and $0)....................................................               180,407                 --
                                                                         -------------------    ------------------

Other Assets.........................................................                59,335               59,335
                                                                         -------------------    ------------------
   Total Assets......................................................     $       3,344,903      $     5,140,949
                                                                         ===================    ==================

             The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
===============================================================================

CONSOLIDATED BALANCE SHEETS
===============================================================================


                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                 2001                  2000
                                                                         -------------------    ------------------
                                                                              (UNAUDITED)           (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable..................................................     $       772,296        $   1,023,316
   Accrued Liabilities...............................................             336,209              616,980
   Obligation Under Capital Lease....................................              34,574               64,435
   Unearned Revenue..................................................           1,675,437            1,788,324
                                                                         -------------------    ------------------

   Total Current Liabilities.........................................           2,818,516            3,493,055
                                                                         -------------------    ------------------
Long-Term Liabilities:
   Obligation Under Capital Lease....................................                  --               17,980
   Convertible Debentures............................................           1,800,000            3,000,000
                                                                         -------------------    ------------------

   Total Long-Term Liabilities.......................................           1,800,000            3,017,980
                                                                         -------------------    ------------------

   Total Liabilities.................................................           4,618,516            6,511,035
                                                                         -------------------    ------------------

Commitments and Contingencies........................................                  --                   --
                                                                         -------------------    ------------------
Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares,
     17,835,718 and 17,681,172 Shares Issued and  15,335,718 and
     15,181,172 Shares Outstanding, Respectively.....................             178,357              176,812

Capital In Excess of Par Value.......................................          26,130,604           26,064,149

Accumulated Deficit..................................................         (26,879,574)         (26,908,047)


Treasury Stock -At Cost-2,500,000 ...................................            (703,000)            (703,000)
                                                                         -------------------    ------------------

Total Stockholders' Equity...........................................          (1,273,613)          (1,370,086)
                                                                         -------------------    ------------------

Total Liabilities and Stockholders' Equity...........................     $     3,344,903        $   5,140,949
                                                                         ===================    ==================

              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
===============================================================================

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
===============================================================================


                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                   ----------------------------------  --------------------------------
                                                         2001              2000             2001              2000
                                                   ----------------  ----------------  ---------------  ----------------
REVENUES:
     Licenses..................................    $        42,870   $       721,070   $       274,610  $     1,736,776
     Maintenance...............................          1,227,093           977,553         3,461,030        2,986,360
     Professional Services.....................            258,495           534,529           984,153        1,344,059
                                                   ----------------  ----------------  ---------------  ----------------
     TOTAL REVENUES............................          1,528,458         2,233,152         4,719,793        6,067,195
                                                   ----------------  ----------------  ---------------  ----------------

COST OF REVENUES:
     Licenses..................................            338,344           422,616         1,046,810        2,422,410
     Maintenance...............................            703,684           856,349         2,176,132        2,408,636
     Professional Services.....................            172,326           245,313           549,880          625,175
                                                   ----------------  ----------------  ---------------  ----------------
     TOTAL COST OF REVENUES....................          1,214,354         1,524,278         3,772,822        5,456,221
                                                   ----------------  ----------------  ---------------  ----------------
     DIRECT MARGIN.............................            314,104           708,874           946,971          610,974
                                                   ----------------  ----------------  ---------------  ----------------

OPERATING EXPENSES:
     Sales and Marketing.......................            306,758           228,324           977,675          628,371
     General and Administrative................            334,268           432,802         1,038,269        1,342,590
     Research and Development..................            105,882           223,503           312,079          612,877
     Allowance for Doubtful Accounts...........             25,000           (38,675)          (58,162)        (203,440)
                                                   ----------------  ----------------  ---------------  ----------------
     TOTAL OPERATING EXPENSES..................            771,908           845,954         2,269,861        2,380,398
                                                   ----------------  ----------------  ---------------  ----------------
     OPERATING LOSS............................           (457,804)         (137,080)       (1,322,890)      (1,769,424)
                                                   ----------------  ----------------  ---------------  ----------------

OTHER INCOME (EXPENSE):
     Other Income..............................                 --                --           225,127               --
     Interest Expense..........................            (38,786)          (96,105)         (228,019)        (289,400)
     Interest Income - Related Party
       (Imputed)...............................                 --            17,186                --           75,028
     Interest Income...........................              1,405               885            14,255            6,343
                                                   ----------------  ----------------  ---------------  ----------------
     TOTAL INTEREST INCOME (EXPENSE)...........            (37,381)          (78,034)           11,363         (208,029)
                                                   ----------------  ----------------  ---------------  ----------------
     FOREIGN CURRENCY TRANSACTION
       GAIN (LOSS).............................                 --                --                --          (13,965)
                                                   ----------------  ----------------  ---------------  ----------------
     LOSS BEFORE INCOME TAX
       BENEFIT.................................           (495,185)         (215,114)       (1,311,527)      (1,991,418)

INCOME TAX BENEFIT.............................                 --                --           536,000               --
                                                   ----------------  ----------------  ---------------  ----------------

INCOME (LOSS) BEFORE EXTRAORDINARY
     ITEMS.....................................           (495,185)         (215,114)         (775,527)      (1,991,418)

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF
     DEBT (NET OF INCOME TAX OF $536,000)......                 --                --           804,000               --
                                                   ----------------  ----------------  ---------------  ----------------

NET INCOME (LOSS)..............................    $      (495,185)  $      (215,114)  $        28,473  $    (1,991,418)
                                                   ================  ================  ===============  ================
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON
     SHARE BEFORE EXTRAORDINARY ITEMS..........    $         (0.03)  $        (0.01)   $        (0.05)  $        (0.11)
                                                   ================  ================  ===============  ================

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON
     SHARE.....................................    $         (0.03)  $        (0.01)   $         0.00   $        (0.11)
                                                   ================  ================  ===============  ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR BASIC
     EARNINGS (LOSS) PER COMMON SHARE..........         15,284,000        17,681,000        15,216,000       17,295,000
                                                   ================  ================  ===============  ================

              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
===============================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
===============================================================================


                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                              -------------------------------------
                                                                                     2001               2000
                                                                              ------------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Income (Loss) from Operations.......................................    $        28,473     $    (1,991,418)
      Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided From (Used For) Operating Activities:
             Depreciation.................................................            112,655             114,328
             Amortization of Capitalized Software.........................            685,624             674,429
             Amortization of Deferred Financing Costs.....................              6,682                  --
             Gain on Extinguishment of Convertible Debentures.............         (1,340,000)                 --
             Imputed Interest Income......................................                 --            (115,684)
             Provision for Uncollectible Accounts.........................            (58,162)           (203,440)

      Changes in Assets and Liabilities:
         (Increase) Decrease in:
             Accounts Receivable..........................................          1,502,581              25,854
             Prepaid Expenses.............................................             42,958             161,882
             Accrued Interest-- Related Party Note Receivable.............                 --              40,656
             Other Receivable.............................................            285,000                  --

         Increase (Decrease) in:
             Accounts Payable.............................................           (251,020)             44,678
             Accrued Liabilities..........................................           (280,771)           (441,671)
             Unearned Revenue.............................................           (112,887)           (112,920)
                                                                              ------------------  -----------------

      Net Cash Provided From (Used For) Operating Activities..............            621,133          (1,803,306)
                                                                              ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Repayment of Notes Receivable - Related Party.......................                 --             750,000
      Capital Expenditures................................................            (65,266)            (22,961)
      Capitalized Software Expenditures...................................           (665,634)                 --
                                                                              ------------------  -----------------

      Net Cash (Used For) Provided From Investing Activities..............           (730,900)            727,039
                                                                              ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Convertible Debentures................................          1,800,000                  --
      Payment on Convertible Debentures...................................         (1,660,000)                 --
      Deferred Financing Costs............................................           (187,089)                 --
      Net Proceeds from Issuance of Common Stock..........................             68,000             431,250
      Principal Payments on Capital Lease.................................            (47,841)            (44,176)
      Proceeds from Exercise of Stock Options.............................                 --              19,531
                                                                              ------------------  -----------------

      Net Cash (Used For) Provided From Financing Activities..............            (26,930)            406,605
                                                                              ------------------  -----------------

CHANGE IN CASH AND CASH EQUIVALENTS.......................................           (136,697)           (669,662)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...........................            421,938           1,065,793
                                                                              ------------------  -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD.................................    $       285,241     $       396,131
                                                                              ==================  =================



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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of September 30, 2001, and the results of their operations for the three and nine month periods ended September 30, 2001 and 2000, and their cash flows for the nine month periods ended September 30, 2001 and 2000. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for a full year.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

[4] CONVERTIBLE DEBENTURES

On June 28, 2001, the Company raised $1,800,000 through a private placement of 8.00% convertible debentures with investors headed by the Renaissance Capital Group, Inc. of Dallas, Texas. An aggregate of $1,400,000 was sold to the Renaissance US Growth and Income Trust PLC (traded on the London Stock Exchange) and BFS US Special Opportunities Trust PLC, which are managed by Renaissance. Also, an aggregate of $400,000 was sold to three other private investors including John Roblin, Chairman of the Board, President and Chief Executive Officer of the Company.

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



                                                                       (DOLLARS IN THOUSANDS)
                                                                THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                      ----------------------------------------------------------
                                                           CLASSIC                TAS             CONSOLIDATED
                                                      ------------------- --------------------- ----------------
Revenues.....................................           $  1,339               $    189              $  1,528
Operating Profit (Loss)......................                171                   (629)                 (458)
Interest Income..............................                  1                     --                     1
Interest Expense.............................                 34                      5                    39
Depreciation and Amortization................                 24                    255                   279
Capital Expenditures.........................                  4                     --                     4
Capitalized Software Expenditures............                 --                    167                   167
Income (Loss) before Income Tax Benefit......                138                   (633)                 (495)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
===============================================================================


                                                                           (DOLLARS IN THOUSANDS)
                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                      ----------------------------------------------------------
                                                            CLASSIC                 TAS           CONSOLIDATED
                                                      ---------------------  -----------------  ----------------

Revenues.....................................              $ 4,203            $      517              $ 4,720
Operating Profit (Loss)......................                  599                (1,922)              (1,323)
Interest Income..............................                   13                     1                   14
Interest Expense.............................                  204                    24                  228
Depreciation and Amortization................                   62                   743                  805
Capital Expenditures.........................                   59                     6                   65
Capitalized Software Expenditures............                   --                   666                  666
Income (Loss) before Income Tax Benefit......                  408                (1,719)              (1,311)


                                                                           (DOLLARS IN THOUSANDS)
                                                                   THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                      ----------------------------------------------------------
                                                            CLASSIC                 TAS           CONSOLIDATED
                                                      ---------------------  -----------------  ----------------
Revenues.....................................              $ 1,974              $    259              $ 2,233
Operating Profit (Loss)......................                  796                  (933)                (137)
Interest Income..............................                   16                     2                   18
Interest Expense.............................                   85                    11                   96
Depreciation and Amortization................                   16                   247                  263
Capital Expenditures.........................                    4                    --                    4
Capitalized Software Expenditures............                   --                    --                  --
Income (Loss) before Income Tax Benefit......                  727                  (942)                (215)


                                                                       (DOLLARS IN THOUSANDS)
                                                                NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                      ----------------------------------------------------------
                                                             CLASSIC                TAS           CONSOLIDATED
                                                      ---------------------  -----------------  ----------------

Revenues.....................................              $ 5,308              $    759              $ 6,067
Operating Profit (Loss)......................                1,825                (3,594)              (1,769)
Interest Income..............................                   71                    10                   81
Interest Expense.............................                  253                    36                  289
Depreciation and Amortization................                   43                   746                  789
Capital Expenditures.........................                   12                    11                   23
Capitalized Software Expenditures............                   --                    --                   --
Income (Loss) before Income Tax Benefit......                1,622                (3,613)              (1,991)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

[6]  EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations:


                                                                         FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30, 2001
                                                         --------------------------------------------------------
                                                               INCOME              SHARES              PER SHARE
                                                             (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                         -----------------   -------------------   -------------


Basic EPS:
 Income Available to Common
   Stockholders......................................        $(495,185)          15,283,643          $   (0.03)
Effect of Dilutive Securities:
  Options............................................                --                  --                  --
  Warrants...........................................                --                  --                  --
                                                         -----------------   -------------------   -------------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................        $(495,185)          15,283,643          $   (0.03)
                                                         =================   ===================   ==============


                                                                         FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2001
                                                         --------------------------------------------------------
                                                               INCOME              SHARES              PER SHARE
                                                             (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                         -----------------   -------------------   -------------
Basic EPS:
 Income Available to Common
   Stockholders......................................           $28,473          15,215,704            $   0.00
Effect of Dilutive Securities:
  Options............................................                --               4,228                  --
  Warrants...........................................                --                  --                  --
                                                         -----------------   -------------------   -------------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................           $28,473          15,219,932            $   0.00
                                                         =================   ===================   =============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================


                                                                         FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30, 2001
                                                         --------------------------------------------------------
                                                               INCOME              SHARES              PER SHARE
                                                             (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                         -----------------   -------------------   -------------
Basic EPS:
 Income Available to Common
   Stockholders......................................     $   (215,114)           17,681,172        $    (0.01)
Effect of Dilutive Securities:
  Options............................................               --                    --                --
  Warrants...........................................               --                    --                --
                                                         -----------------   -------------------   -------------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................     $   (215,114)           17,681,172        $    (0.01)
                                                         =================   ===================   =============


                                                                         FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30, 2001
                                                         --------------------------------------------------------
                                                               INCOME              SHARES              PER SHARE
                                                             (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                         -----------------   -------------------   -------------
Basic EPS:
 Income Available to Common
   Stockholders......................................    $  (1,991,418)           17,295,168        $    (0.11)
Effect of Dilutive Securities:
  Options............................................               --                    --               --
  Warrants...........................................               --                    --               --
                                                         -----------------   -------------------   -------------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................    $  (1,991,418)           17,295,168        $    (0.11)
                                                         =================   ===================   =============


Options and warrants to purchase 2,567,750 shares of common stock at prices ranging from $.3438 to $4.00 per share were outstanding at September 30, 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($.34). The Company's convertible debt does not affect the EPS calculation for the periods ended September 30, 2001 because it would be antidilutive.

The Company's options and warrants were not included in the computation of EPS for the periods ended September 30, 2000 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the periods ended September 30, 2000 because it would be antidilutive.

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

Total revenues for the three months ended September 30, 2001 were $1,528,000 as compared to $2,233,000 for the same period in 2000. License fees were $43,000 for the three months ended September 30, 2001 compared to $721,000 in the same period in 2000, as a result of fewer new Classic sales in the third quarter of 2001. For the three months ended September 30, 2001, maintenance revenues were $1,227,000 compared to $978,000 in the same period of the prior year due to an increased Classic customer base. Professional services revenue contributed $258,000 in the three months ended September 30, 2001 compared to $534,000 in the third quarter of 2000 as a result of fewer new Classic sales in the third quarter of 2001. Total Classic revenues were $1,339,000 for the three months ended September 30, 2001 as compared to $1,974,000 for the three months ended September 30, 2000. Total TAS 2000 revenues were $189,000 for the three months ended September 30, 2001 as compared to $259,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, total revenues were $4,720,000 compared to $6,067,000 in the same period of the prior year. Total Classic revenues were $4,203,000 for the nine months ended September 30, 2001 as compared to $5,308,000 in the same period in 2000. Total TAS 2000 revenues were $517,000 for the first nine months of 2001 as compared to $759,000 in the same period in 2000.

Cost of sales decreased to $1,214,000 and $3,773,000 for the three and nine months ended September 30, 2001 as compared to $1,524,000 and $5,456,000 for the same periods in 2000 due to staff reductions in the TAS 2000 division, and combining of the support services for the Classic and TAS 2000 products and other cost reductions implemented after the second quarter of 2000. Non-cash capitalized software amortization was $236,000 and $686,000 for the three and nine months ended September 30, 2001 as compared to $225,000 and $674,000 in the same periods in 2000.

Research and development expenses were $106,000 and $312,000 for the three and nine months ended September 30, 2001 compared to $224,000 ad $613,000 for the same periods in 2000. The Company is continuing to enhance the functionality of its products and to refine its processes in response to customer needs.

Sales and marketing expenses were $307,000 and $978,000 for the three and nine months ended September 30, 2001 as compared to $228,000 and $628,000 in the same periods of 2000 primarily due to an increase in the sales effort and the hiring of a new chief marketing officer in 2001.

General and administrative expenses decreased to $334,000 and $1,038,000 in the three and nine months ended September 30, 2001 as compared to $433,000 and $1,343,000 in the same periods in 2000 primarily due to a decrease in consulting and legal costs in the first nine months of 2001.

Other income was $0 and $225,000 for the three and nine months ended September 30, 2001 as compared to none in the same periods of 2000 due to the settlement of an outstanding customer dispute and a favorable resolution of a liability related to the customer dispute.

Extraordinary gain on extinguishment of debt was $804,000, net of income taxes of $536,000, for the nine months ended September 30, 2001 as compared to none in the same period of 2000 due to the settlement of $3,000,000 principal amount 12.5% convertible debentures due in 2002 for $1,660,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2001, the Company had a working capital deficit of $(1,156,085) compared to working capital of $1,275,000 in 2000. The decrease in working capital is primarily due to the write-off of the Care Note at December 31, 2000.

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

Trust PLC, and BFSUS Special Opportunities Trust PLC, as lenders, and Renaissance Capital Group, Inc., as agent, for an aggregate amount of $1,400,000 and a Convertible Loan Agreement, dated June 28, 2001, by and among the Company, and John Roblin, Arnold Schumsky and Stuart Sternberg, as lenders, and Stuart Sternberg, as agent, for an aggregate amount of $400,000. The debentures are convertible into shares of common stock initially at $0.50 per share subject to adjustment according to the terms of the respective loan agreement. Upon receipt of the funds, the Company settled its obligations with FINOVA Mezzanine Capital Inc. by using $1,660,000 of the proceeds to fully settle its $3,000,000 principal amount 12.5% convertible debentures due in 2002. The Company recognized an extraordinary gain on extinguishment of debt of $804,000, net of income taxes of $536,000, in June 2001. As of September 30, 2001 the Company was not in compliance with one of the financial covenants of the Convertible Loan Agreements pursuant to which an aggregate of $1.8 million of 8% convertible debentures were issued and sold by the Company in June 2001 (the "Loan Agreements"). On September 30, 2001 the Company received Limited Waivers to the Loan Agreements under which the holders waived the Company's non-compliance that existed up through and including September 30, 2001 under the financial covenant in the Loan Agreements.

The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs for the Company in 2001.

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS
-------------------------------------------

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
================================================================================

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
================================================================================


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------   ---------------------------------

(a)    EXHIBITS.
       --------

       10(r)(8) Limited Waiver to Convertible Loan Agreements, dated as of September 30, 2001, by Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC.

(b)    REPORTS ON FORM 8-K.
       -------------------

       On July 11, 2001, the Company filed a Form 8-K under Item 5 to disclose the announcement of the consummation of the sale and issuance to certain lenders of an aggregate of $1,800,000 of 8.00% Convertible Debentures, due 2008. The Company also announced that Mr. Russell Cleveland had been named a director of the Company.

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

                                    COVER-ALL TECHNOLOGIES INC.


Date: November 14, 2001             By: /s/ John Roblin
                                       -----------------------------------------
                                       John Roblin, Chairman of the Board of
                                       Directors, President and Chief Executive
                                       Officer



Date: November 14, 2001             By: /s/ Ann Massey
                                        ----------------------------------------
                                        Ann Massey, Chief Financial Officer