Form 10-K
period 2001-12-31
COVER ALL TECHNOLOGIES INC
filed 2002-03-29
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                 (201) 794-4800
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            Title of Each Class        Name of Each Exchange On Which Registered
            -------------------        -----------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                   NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 18, 2002 was $2,815,000.

NUMBER OF SHARES OUTSTANDING AT MARCH 18, 2002:

          15,335,718 shares of Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference in whole or in part for Part III, Items 10, 11, 12 and 13, of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

GENERAL
-------

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

MY INSURANCE CENTER
-------------------

        In December 2001, the Company announced the availability of My Insurance Center, a customizable and configurable Internet portal that was developed to provide insurance agents, brokers and carriers with leading edge integrated workflows and access to real-time information. My Insurance Center links Cover-All's rating, policy issuance, billing and other components into a fully integrated platform that eliminates redundant data entry. Information is stored in a Client-centric data base and becomes immediately available to other users or functions and, utilizing advanced technologies, MIC generates alerts to users when certain conditions exist. My Insurance Center has also been designed to allow the customer to configure everything from their own look and feel to custom workflow processes. My Insurance Center's design includes security and "single-sign-on" capabilities.

         My Insurance Center is available to users on Cover-All's ASP and is also available to be licensed by new and existing customers. Combined with Cover-All's Client-centric database, My Insurance Center enables Cover-All to have an integrated and flexible architecture that is specially designed to enable Cover-All customers to make rapid business and technological changes.

CLASSIC
-------

     In December 1989, the Company purchased, through its subsidiary, the assets related to the exclusive proprietary rights to a PC-based software application for policy rating and issuance for property/casualty insurance companies. This software utilizes a unique design that separates the "insurance product definition" from the actual technology "engines." The sophistication of this design has enabled the Company to stay current with technology innovations while preserving its "insurance knowledge" investment. This concept has evolved into what is known today as the Classic product.

     The Classic product line is a self-contained full policy life cycle suite that supports the following functions:

          o    Data capture and editing
          o    Rating
          o    Policy issuance including multiple recipient print
          o    All policy transactions including quotes, new lines,
               endorsements, renewals, audits and cancellations
          o    Full Policy data base aligned with industry standards

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

     Significant new functionality was added to Classic in 2001. Cover-All announced the availability of the Insurance Policy Database (IPD) in December. IPD is designed to provide a sophisticated data repository based upon insurance industry data standards that would enable Classic customers easy and immediate access to their policy information. IPD is also a key component of My Insurance Center as well as enabling Cover-All and its customers to build sophisticated interfaces to other components or systems.

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

     The Classic Rating and Policy Issuance Product has been and continues to be enhanced and updated with new technology. The sophisticated design of the product isolates insurance product knowledge from the application itself in datafiles (Metadata). Cover-All has built an extensive knowledge base, estimated at more than 100 person years of effort, in this Metadata that defines the details of virtually hundreds of insurance policy types and coverages for the Classic product.

     The Classic product is in use in over 60 companies. Total Classic revenues were $5,585,000 for 2001 as compared to $6,772,000 for 2000 and $7,144,000 for
1999.

TAS 2000
--------

     Since 1993, Cover-All has been developing a second product line known as Total Administrative Solution ("TAS 2000") and, as of December 31, 2000, Cover-All has developed a suite of functionality including billing, full policy life-cycle support, Customer Relationship Management (CRM) and financial and statistical reporting. The entire suite of functional components is fully integrated through a client-centric Oracle(TM) Insurance Enterprise database.

     These functional components have been built out and implemented for workers compensation. This product suite, called TAS Comp, is currently in production at one customer site.

     These components are also being marketed separately and are being integrated with My Insurance Center and Classic for deployment in the ASP and in other new product or service offerings currently being developed. Utilizing My Insurance Center, Classic and the TAS 2000 components, Cover-All can deliver a fully integrated platform for quoting/rating, policy issuance, policy administration, billing, and reporting.

     The TAS 2000 product is built upon a comprehensive Oracle(TM) database designed to meet the data requirements for an insurance enterprise. The data is organized around customers and is designed to meet the complex data requirements of the property/casualty insurance industry. The current TAS 2000 product includes several functionally rich components including billing, client-management, agent/broker management, rating, policy issuance and print and financial/statistical reporting. It also includes a number of application development tools for property/casualty insurers designed to enable faster implementation of new or reengineered business processes.TAS 2000 applications run on commodity priced open computer systems and use state-of-the-art software technology provided by Oracle Corporation. Total TAS 2000 revenues were $678,000 for 2001, $1,191,000 for 2000 and $3,884,000 for 1999.

PRODUCT DESCRIPTION
-------------------

MY INSURANCE CENTER
-------------------

     My Insurance Center (MIC) is a sophisticated Internet portal software product that provides comprehensive business processing and an information access platform for the property and casualty insurance industry. The browser-based user interface allows employees, agents and other end-users to personalize their desktops so they see only the information they may need. The technology underlying MIC is the Insurance Policy Database (IPD), a relational database that holds the full transactional data for all lines of Property and Casualty Insurance. IPD has been designed to bring powerful data access and reporting capabilities to the desktop.

     MIC offers the following features and benefits:

          o DATA INTEGRATION - IPD is an integrated data repository that provides optimum quality information to MIC quickly and inexpensively. Data is shared by multiple systems to help integrate business functions, manage workflow and avoid duplicate data problems.

          o APPLICATION INTEGRATION - MIC allows the end user to switch back and forth among applications without having to log in to individual applications increasing their productivity. MIC provides a consolidated view of data from disparate systems and provides hotlinks with single sign-on to connect quickly to the specific module of the specific system.

          o BROAD ACCESSIBILITY - MIC is a true Internet portal application which can be accessed over the Internet/Intranet by using any browser on a thin client.

          o INTEGRATED DATA REPRESENTATION - Data can be represented from various databases of different types in a single component of MIC. It provides a consolidated view of information and their servers as a "library" with all available information.

          o SINGLE SIGN-ON - Using Oracle(R) 9iAS Single Sign-On framework eliminates the need to sign-on to different applications and to remember different user-ids and password{. Users can jump directly to any application from MIC.

          o PERSONALIZATION & CUSTOMIZATION - MIC allows each user to personalize his/her view similar to other Internet portals, to meet the needs and the stylistic preferences of each individual user. MIC personalization allows one to hide or show content, filter the content and also change color and page styles. Customization in MIC allows the host to control the accessibility to content for each user and also facilitates change to content in MIC, as business needs change, without additional programming.

          o SECURITY - MIC can be configured to be used over SSL to achieve security on data transfer over the internet. It is also designed to adapt almost any organizational hierarchy and data level security needs with minimal effort.

     My Insurance Center is built-on Oracle(R)9iAS Portal Server and Cover-All's Portlet Framework.

     CLASSIC PRODUCT LINE
     --------------------

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

     Other optional features include the Insurance Policy Database (IPD) which is an ODBC compliant database built utilizing industry data standards. IPD is delivered with a number of data "views" that make the access to information easy and quick. IPD also facilitates interface to other systems.

     The Company believes that the Classic product line brings to the customer many useful functions, features and capabilities. Some are line-of-business specific and some are line-of-business independent. These include:

          o Clear and comprehensive data collection with extensive real time edits
          o Policy history - easy policy changes and useful for activities such as coverage inquiries
          o    On-line system, screen and field level help
          o    On-line ISO Commercial Lines Manual Tables and Footnotes
          o    Easy and direct system navigation
          o    Standard ISO coverages and rates support
          o    Company customized coverages and rates support
          o Fully automated recipient driven issuance of declaration pages, worksheets, ID card, etc., including print preview
          o    Full Policy data base aligned with industry standards

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

     The design of Classic also allows Cover-All to stay current with changes in technology while reusing the intellectual capital represented in the insurance rules. The Classic product line has also been upgraded to run on a LAN where any number of users can contribute to the common data store. Over the past few years, Cover-All has upgraded the Classic product line to utilize a graphical user interface, or GUI, and modified the system to run as a 32-bit application. It is also operating on the Internet in a Citrix environment. The Internet is also the platform utilized by the ASP offering. The Company has invested in additional upgrades to newer, native Internet technologies as well as integrating this product to the TAS 2000 database and My Insurance Center. Additionally, Cover-All has developed and implemented a number of processes over the years that streamline the support process with the goal to improve quality to our customers.

     TAS 2000 PRODUCT LINE
     ---------------------

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

     The design of My Insurance Center, Classic and TAS 2000, which consists of separate but integrated functional components built on client/server and Internet technology, enables Cover-All to market these functional components (such as billing) either separately, in "custom groupings," or as a service in an ASP environment.

PRODUCTS AND SERVICES IN DEVELOPMENT
------------------------------------

     Cover-All has, in My Insurance Center, Classic and TAS 2000 components, a deep inventory of insurance software components combined with a leading edge implementation platform. The combination of these capabilities enables both existing and new customers to obtain custom solutions to their business needs today and enhance their systems as future needs dictate. The Company expects to utilize these capabilities to expand and leverage its ability to respond to broadening marketplace and new customer opportunities with solutions that address the special needs of carriers, MGAs (Managing General Agents), agents, brokers and third party providers with both off-the-shelf and custom solutions. The user interface capabilities of Cover-All's My Insurance Center product are being enhanced with even more functionality as well as the addition of highly sophisticated Web-services and information access tools. The Company also intends to continue to enhance its functional components based upon market demand, existing customer needs and changes in technology (for example, support for PDA's), especially Internet technologies.

     Cover-All is also increasing and enhancing its services portfolio. The Company has expanded its professional services with conversion and interface offerings. New rule-based capabilities are in development to enable Cover-All to implement data exchange services that will save our customers time and effort converting to Cover-All products or linking Cover-All products to existing systems. The ASP will continue to be enhanced with additional functionality and customer options.

COMPETITIVE PRODUCTS
--------------------

     The computer software and services industry is highly competitive. Because of Cover-All's extensive knowledge of the insurance industry, however, the Company believes that its products offer customers certain advantages not available from Cover-All's competitors. Cover-All customers have access to the Company's extensive experience and software inventory in the area of rating and policy issuance of commercial lines policies, among the most complex of insurance transactions.

     There are a number of larger companies, including computer software, services and outsourcing companies, consulting firms, computer manufacturers and insurance companies that have greater financial resources than the Company and possess the technological ability to develop software products similar to those offered by the Company. These companies represent a significant competitive challenge to the Company's business. Very large insurers that internally develop systems similar to those of the Company may or may not become major customers of the Company for software or services. The Company competes on the basis of its insurance knowledge and products, service, performance, flexibility, ability to customize, system functionality, technology architecture and price.

MARKETING
---------

     The Company maintains a sales staff at its principal executive offices in Fair Lawn, New Jersey. The Company also utilizes distributors, outside consultants and other complimentary service providers to market its products. The Company is in the process of redesigning its Internet site and establishing linkages to portals and other web sites. This is an on-going effort that will expand rapidly in 2002 as the Company focuses on the Internet as the primary source of information about its products and services. The Company also participates in and displays its software products at trade shows organized by industry trade groups.

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

     During 2000, the Company focused on delivering the remaining functionality of TAS 2000. Additional time and effort was spent designing and building an Internet presentation tool as well as expanded security and print capabilities that will be utilized in upcoming products. Research and development expenses for Cover-All were $413,000, $875,000 and $1,009,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

BACKLOG
-------

     The Company has no license, professional services and maintenance backlog of unbilled work, as of December 31, 2001.

MAJOR CUSTOMERS
---------------

     The Classic product line is in use in over 60 companies while the TAS 2000 product line is currently in use in one property/casualty insurance company. The Company's revenues from major customers (more than 10 percent of total revenues) for the years ended December 31, 2001, 2000 and 1999 as a percentage of total revenue were as follows:

                                          YEAR ENDED       YEAR ENDED       YEAR ENDED
                                         DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
               CUSTOMER                      2001             2000             1999
-------------------------------------   --------------   --------------   --------------
Accident Fund                                 11%              11%
Sierra Health Services, Inc.                                                     14%
Cornhill Insurance Co.                                                           12%
Employers Reinsurance Corp.                                                      11%

     In 2001, 2000 and 1999, export sales were made to a U.K. customer of approximately $0, $284,000 and $1,336,000, respectively. The Company is not currently active in the U.K. market.

EMPLOYEES
---------

     The Company had on average 50 employees during 2001. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that relations with its employees are good.

ITEM 2.  PROPERTIES
         ----------

     The Company's headquarters is located in Fair Lawn, New Jersey where it occupies approximately 21,000 square feet under a lease which expires at May 31, 2005 at a current annual rental expense of approximately $325,000. This facility is currently fully utilized by the Company.

     The Company believes that its headquarters is well maintained and adequate to meet its needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 2001.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     Since November 1, 2000, the Company's common stock has been traded in the over-the-counter market on the OTC Bulletin Board under the symbol "COVR.OB". From May 23, 1996 through October 31, 2000, the Company's common stock was traded on The NASDAQ SmallCap Market tier of The NASDAQ Stock Market, and since July 1, 1996, the symbol for the Company's common stock on The NASDAQ SmallCap Market was "COVR." From August 2, 1996 until December 28, 2001, the Company's common stock was also listed on the Philadelphia Stock Exchange under the symbol "CVA."

     The quotations below reflect the high and low bid prices for the Company's common stock since January 1, 2000 as traded on The NASDAQ SmallCap until October 31, 2000 and in the over-the-counter market on the OTC Bulletin Board thereafter. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                  HIGH                LOW
2001:                                             ----                ---
1st Quarter                                      $0.50              $0.23
2nd Quarter                                       0.46               0.25
3rd Quarter                                       0.51               0.23
4th Quarter                                       0.31               0.17

2000:
1st Quarter                                      $1.94              $1.00
2nd Quarter                                       1.34               0.56
3rd Quarter                                       0.75               0.41
4th Quarter                                       0.78               0.19

     As of March 18, 2002, there were 592 holders of record of the Company's common stock. This number does not include beneficial owners who may hold their shares in street name.

     The Company has not paid any dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. In addition, the purchase agreement governing the 8.00% debentures sold to the Renaissance US Growth and Income Trust PLC, BFS US Special Opportunities Trust PLC and three other private investors including John Roblin, Chairman of the Board, President and Chief Executive Officer of the Company, for an aggregate of $1,800,000 on June 28, 2001, currently prohibits the payment of dividends without the prior written consent of the holders of such debentures.

     The closing sales price for the Company's common stock on March 18, 2002 was $0.22, as reported by the OTC Bulletin Board.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The following selected financial data of the Company have been derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the audited consolidated financial statements, related notes and other financial information of the Company included herein.


                                                        (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                      YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------
                                                     2001         2000          1999          1998          1997
                                                 -----------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:
Revenues:                                        $   6,263    $     7,963   $   11,028    $   12,268    $    7,938
Income (loss) before income tax................     (1,612)        (2,916)      (3,255)          548        (2,640)
Extraordinary item - gain on
   extinguishment of debt (net of income
   tax of $536, $0, $0, $0 and $0).............        804             --           --            --            --
Net income (loss)..............................         55         (2,412)      (2,820)          918        (2,640)
Income (loss) per share before
   extraordinary items.........................       (.05)          (.14)        (.17)          .05          (.16)
Extraordinary item per share...................        .05             --           --            --            --
Net income (loss) per share....................        .00           (.14)        (.17)          .05          (.16)
Cash dividends per share.......................  $      --    $        --   $       --    $       --    $       --

BALANCE SHEET DATA:
Working capital (deficiency)...................  $  (1,114)   $        78   $    1,172    $    4,203    $    1,647
Total assets...................................      3,417          5,141        9,147        11,425         8,484
Short-term debt................................         18             64           59            --            --
Stockholders' equity (deficit).................     (1,247)        (1,370)       2,437         5,217         2,847

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

      THE FOLLOWING FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT) ARE SUBJECT TO THE OCCURRENCE OF CERTAIN CONTINGENCIES WHICH MAY NOT OCCUR IN THE TIME FRAMES ANTICIPATED OR OTHERWISE, AND, AS A RESULT, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. THESE CONTINGENCIES INCLUDE, AMONG OTHER THINGS, RISKS ASSOCIATED WITH INCREASED COMPETITION, CUSTOMER DECISIONS, THE SUCCESSFUL COMPLETION OF CONTINUING DEVELOPMENT WITHIN ANTICIPATED TIME FRAMES OR OTHERWISE, THE SUCCESSFUL NEGOTIATION, EXECUTION AND IMPLEMENTATION OF ANTICIPATED NEW SOFTWARE CONTRACTS, THE SUCCESSFUL UTILIZATION OF ADDITIONAL PERSONNEL IN THE MARKETING AND TECHNICAL AREAS AND THE COMPANY'S ABILITY TO COMPLETE DEVELOPMENT AND SELL AND LICENSE ITS PRODUCTS AT PRICES WHICH RESULT IN SUFFICIENT REVENUES TO REALIZE PROFITS.

GENERAL
-------

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

      This discussion and analysis of the Company's financial condition and results of operations are based on their consolidated financial statements that have been prepared under accounting principles generally accepted in the United States. The preparation of financial statements requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 1 to the consolidated financial statements included in this Form 10-K. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of the Company's critical accounting policies. Critical accounting policies and estimates are:

         o        Revenue recognition
         o        Valuation of Capitalized Software
         o        Valuation of Allowance for Doubtful Accounts Receivable

REVENUE RECOGNITION
-------------------

      The Company's revenues are recognized in accordance with SOP 97-2, "Software Revenue Recognition" ["SOP 97-2"], as amended by SOP 98-4, "Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." Revenue from the sale of software licenses is predominately from standardized software and is recognized when standard software modules are delivered and accepted by the customer, the fee is fixed or determinable and collectibility is probable. Revenue from software maintenance contracts is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

CAPITALIZED SOFTWARE
--------------------

      Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. As the Company has completed its software development concurrently with the establishment of technological feasibility, it has commenced capitalizing these costs. Amortization is calculated on a product-by-product basis as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, the unamortized capitalized costs of each computer software product is compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale.

VALUATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
-------------------------------------------------------

      Management's estimate of the allowance for doubtful accounts is based on historical information, historical loss levels, and an analysis of the collectibility of individual accounts. The Company routinely assesses the financial strength of its customers and based upon factors concerning credit risk, establishes an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000
-----------------------------------------------------------------------

     Total revenues were $6,263,000 for the year ended December 31, 2001 compared to $7,963,000 for the year ended December 31, 2000, a decrease of 21%. License fees were $298,000 for the year ended December 31, 2001 compared to $1,919,000 in the same period in 2000 as a result of fewer new Classic sales in 2001. For the year ended December 31, 2001, maintenance revenues were $4,716,000 compared to $4,023,000 in the same period of the prior year as a result of new Classic contracts signed in 2000. Professional services revenue contributed $1,249,000 for the year ended December 31, 2001 compared to $2,021,000 for the year ended December 31, 2000 as a result of fewer new Classic sales in 2001.

     Cost of revenues decreased to $4,863,000 for the year ended December 31, 2001 as compared to $6,942,000 for 2000 due to staff and other cost reductions in the TAS 2000 division. Non-cash capitalized software amortization was $861,000 for the year ended December 31, 2001 as compared to $899,000 in 2000. The Company capitalized software development costs of $866,000 in 2001 compared to none in 2000.

     Research and development expenses in 2001 were $413,000 compared to $875,000 for the year ended December 31, 2000. The Company is continuing to enhance the functionality of its products and to define its processes in response to customer needs.

     Sales and marketing expenses increased to $1,264,000 in 2001 compared to $900,000 in 2000. This increase was primarily due to an increase in the sales effort and the hiring of a new chief marketing officer in 2001.

     General and administrative expenses decreased to $1,366,000 in 2001 compared to $1,962,000 for the year ended December 31, 2000 primarily as a result of decreased consulting and legal expenses.

     Other income was $225,000 for the year ended December 31, 2001 as compared to none in the same period of 2000 due to the settlement of an outstanding customer dispute and a favorable resolution of a liability related to the customer dispute.

     Extraordinary gain on extinguishment of debt was $804,000, net of income taxes of $536,000, for the year ended December 31, 2001 as compared to none in the same period of 2000 due to the settlement of $3,000,000 principal amount 12.5% convertible debentures due in 2002 for $1,660,000.

     Allowance for Doubtful Accounts increased to $(58,000) in 2001 compared to $(333,000) for the year ended December 31, 2000 due to the collection of one account receivable in 2001 reserved for in 1999 and collections of various accounts receivable in 2000 reserved for in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At December 31, 2001, the Company had working capital of $(1,114,000) compared to a working capital of $78,000 in 2000.

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

     At December 31, 2001, the Company had approximately $26,500,000 of federal net operating tax loss carryforwards expiring at various dates through 2016.

     The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet its normal operating needs in 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

      In August 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. SFAS No. 144 requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121. SFAS No. 121 requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144. As a result goodwill will no longer be required to be allocated to long-lived assets to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently in the process of evaluating the effect this new standard will have on its consolidated financial position or results of operations.

      On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. The Company is not currently affected by this Statement's requirements.

      In June 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations". SFAS 141 (1) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) requires that unamortized negative goodwill be written off immediately as an extraordinary gain. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001. SFAS 141 requires that the unamortized deferred credit related to an excess over cost arising from an investment acquired prior to July 1, 2001 accounted for using the equity method (equity-method negative goodwill), must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off immediately and recorded as an extraordinary gain. The adoption of SFAS 141 did not have a material impact on the Company's consolidated financial statements. The Company will adopt SFAS 142 on January 1, 2002. The Company does not believe that the adoption of the SFAS 142 will have a significant impact on its results of operations or financial position.

      The FASB is also considering the rescission of SFAS 4, "Recording Gains or Losses for Extinguishment of Debt." When finally issued the pronouncement may prohibit classification of such gains or losses as extraordinary items.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     The Company is exposed to the impact of interest rate changes and changes in the market value of its investments.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

                                    PART III
                                    --------

      The information called for by Part III (Items 10, 11, 12 and 13) of this Report is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the election of directors at the 2002 Annual Meeting of Stockholders of the Company, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2001.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

   (a)   THE FOLLOWING ARE FILED AS A PART OF THIS REPORT.

   (1)   FINANCIAL STATEMENTS

            Reference is made to the Index to Financial Statements on Page 23.

   (2)   FINANCIAL STATEMENT SCHEDULE

            II - Valuation and qualifying accounts........................ F-25

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

10(d)(1) Lease Agreement, dated as of March 2, 1990, between the Registrant and Polevoy Associates for premises located at 18-01 Pollitt Drive, Fair Lawn, New Jersey [incorporated by reference to Exhibit 10(z) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 24, 1991].

10(d)(2) Modification to Lease, dated February 23, 1994, by and between the Registrant and Polevoy Associates [incorporated by reference to Exhibit 10(e)(2) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 30, 2001].

10(d)(3) Second Modification to Lease, dated April 12, 2000, by and between the Registrant and Polevoy Associates [incorporated by reference to Exhibit 10(e)(3) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 30, 2001].

10(e) Exclusive Software License Agreement, dated as of March 31, 1996, by and among the Registrant, Care Corporation Limited and Cover-All Systems, Inc. [incorporated by reference to
                  Exhibit 10.4 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on April 8, 1996].

10(f)(1) Amendment to Stock Purchase Agreement, dated as of March 14, 1997, among the Registrant, Software Investments Limited and Care Corporation Limited [incorporated by reference to Exhibit 10(aa)(iii) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 15, 1997].

10(f)(2) Amendment to Exclusive Software License Agreement, dated as of March 14, 1997, among the Registrant, Care Corporation Limited and, for certain purposes, Cover-All Systems, Inc. [incorporated by reference to Exhibit 10(aa)(iv) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 15, 1997].

10(g)(1) Reseller Agreement, dated March 31, 1998, by and between Cover-All Systems, Inc. and Care Corporation Limited [incorporated by reference to Exhibit 10(bb)(iv) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(g)(2) Reseller Agreement, dated March 31, 1998, by and between Cover-all Systems, Inc. and Care Corporation Limited [incorporated by reference to Exhibit 10(bb)(v) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(g)(3) Letter Agreement, dated as of June 9, 2000, from the Registrant amending Secured Promissory Note of Care Corporation Limited, dated as of March 31, 1998 [incorporated by reference to Exhibit 10(1)(8) to the Registrant's Quarterly Report on Form 10-Q/A (Commission File No. 0-13124) filed on August 24, 2000].

10(h) Separation and Release Letter Agreement, dated February 28, 2000, by and between the Registrant and Brian Magowan [incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 14, 2000].

10(i)(1) Employment Agreement, dated December 20, 1999, by and between the Registrant and John Roblin [incorporated by reference to Exhibit 10(o)(3) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 14, 2000].

10(i)(2) Employment Agreement, dated January 25, 2001, by and between the Registrant and John Roblin [incorporated by reference to
                  Exhibit 99.2 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on February 8, 2001].

10(j)(1) Form of Warrant issued by the Registrant to Vault Management Limited [incorporated by reference to Exhibit 10(p)(1) to the Registrant's Quarterly Report on Form 10-Q/A (Commission File No. 0-13124) filed on August 24, 2000].

10(j)(2) Stock Purchase Agreement, dated as of June 9, 2000, between the Registrant and Vault Management Limited [incorporated by reference to Exhibit 10(p)(2) to the Registrant's Quarterly Report on Form 10-Q/A (Commission File No. 0-13124) filed on August 24, 2000].

10(k)(1) Convertible Loan Agreement, dated June 28, 2001, by and among the Company, Renaissance US Growth & Income Trust PLC, a public limited company registered in England and Wales, BFSUS Special Opportunities Trust PLC, a public limited company registered in England and Wales, as lenders, and Renaissance Capital Group, Inc., a Texas corporation, as agent [incorporated by reference to Exhibit 10(q)(1) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(k)(2) Convertible Debenture No. 1, dated June 28, 2001, issued to Renaissance US Growth & Income [incorporated by reference to
                  Exhibit 10(q)(2) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(k)(3) Convertible Debenture No. 2, dated June 28, 2001, issued to BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(q)(3) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(k)(4) Pledge Agreement, dated as of June 28, 2001, between the Company, Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(q)(4) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(k)(5) Security Agreement, dated as of June 28, 2001, among the Company, Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(q)(5) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(k)(6) Subsidiary Guaranty, dated as of June 28, 2001, by Cover-All Systems, Inc. in favor of Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(q)(6) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(k)(7) Subsidiary Security Agreement, dated as of June 28, 2001, among Cover-All Systems, Inc. in favor of Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(q)(7) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(l)(1) Convertible Loan Agreement, dated June 28, 2001, by and among the Company, John Roblin, Arnold Schumsky and Stuart Sternberg, and Stuart Sternberg, as agent [incorporated by reference to Exhibit 10(r)(1) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(l)(2) Convertible Debenture No. 3, dated June 28, 2001, issued to John Roblin [incorporated by reference to Exhibit 10(r)(2) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(l)(3) Convertible Debenture No. 4, dated June 28, 2001, issued to Arnold Schumsky [incorporated by reference to Exhibit 10(r)(3) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(l)(4) Convertible Debenture No. 5, dated June 28, 2001, issued to Stuart Sternberg [incorporated by reference to Exhibit 10(r)(4) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(l)(5) Security Agreement, dated as of June 28, 2001, among the Company, John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(r)(5) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(l)(6) Subsidiary Guaranty, dated as of June 28, 2001, by Cover-All Systems, Inc. in favor of John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(r)(6) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(l)(7) Subsidiary Security Agreement, dated as of June 28, 2001, among Cover-All Systems, Inc. in favor of John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(r)(7) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(l)(8) Limited Waiver to Convertible Loan Agreements, dated as of September 30, 2001, by Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(r)(8) to the Registrant's Form 10-Q (Commission File No. 0-13124) filed on November 14, 2001].

*10(l)(9)         Limited Waiver to Convertible Loan Agreements, dated as of
                  December 31, 2001, by Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC.

10(m)(1) Lock-Up Agreement, dated June 28, 2001, by and among Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, as lenders, and Renaissance Capital Group, Inc., as agent, and John Roblin [incorporated by reference to Exhibit 10(s)(1) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(m)(2) Lock-Up Agreement, dated June 28, 2001 by and among Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, as lenders, and Renaissance Capital Group, Inc., as agent, and Maryanne Z. Gallagher [incorporated by reference to Exhibit 10(s)(2) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(m)(3) Lock-Up Agreement, dated June 28, 2001, by and among Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, as lenders, and Renaissance Capital Group, Inc., as agent, and Frank Orzell [incorporated by reference to Exhibit 10(s)(3) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(m)(4) Lock-Up Agreement, dated June 28, 2001 by and among Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, as lenders, and Renaissance Capital Group, Inc., as agent, and Ann Massey [incorporated by reference to Exhibit 10(s)(4) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(n) Settlement Agreement, dated June 29, 2001, by and between the Company and FINOVA Mezzanine Capital Inc. [incorporated by reference to Exhibit 10(t) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

21                Subsidiaries of the Registrant [incorporated by reference to
                  Exhibit 21 to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 11, 1996].

*23               Consent of Moore Stephens, P.C.

------------------------------

*    Filed herewith


(b)      REPORTS ON FORM 8-K


None.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE

     Report of Independent Auditor...................................................................F-1

     Consolidated Balance Sheets - December 31, 2001 and 2000........................................F-2

     Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999........................................................................................F-4

     Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Years ended
     December 31, 2001, 2000 and 1999................................................................F-6

     Consolidated Statements of Cash Flows - Years ended December 31, 2001,
     2000 and 1999...................................................................................F-7

     Notes to Consolidated Financial Statements......................................................F-9

     Financial Statement Schedule II - Valuation and Qualifying Accounts............................F-25


                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors of Cover-All Technologies Inc.

     We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and consolidated financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. and its subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is the responsibility of Cover-All Technologies Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           MOORE STEPHENS, P. C.
                                           Certified Public Accountants.


New York, New York
March 15, 2002

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                  DECEMBER 31,
                                                                                                  ------------
                                                                                          2 0 0 1               2 0 0 0
                                                                                          -------               -------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                                          $       430,545     $       421,938
   Accounts Receivable [Less Allowance for Doubtful Accounts
     of $25,000 and $1,805,168 in 2001 and 2000, Respectively]                              1,007,194           2,613,295
   Other Receivable                                                                             5,101             285,000
   Prepaid Expenses                                                                           306,999             251,272
                                                                                      ---------------     ---------------

   TOTAL CURRENT ASSETS                                                                     1,749,839           3,571,505
                                                                                      ---------------     ---------------

PROPERTY AND EQUIPMENT - AT COST:
   Furniture, Fixtures and Equipment                                                        1,286,122           3,213,623
   Less: Accumulated Depreciation                                                          (1,054,968)         (2,901,335)
                                                                                      ---------------     ---------------

   PROPERTY AND EQUIPMENT - NET                                                               231,154             312,288
                                                                                      ---------------     ---------------

CAPITALIZED SOFTWARE [LESS ACCUMULATED AMORTIZATION OF
   $4,844,612 AND $3,983,811 IN 2001 AND 2000, RESPECTIVELY]                                1,202,818           1,197,821
                                                                                      ---------------     ---------------

DEFERRED FINANCING COSTS [NET OF ACCUMULATED AMORTIZATION OF
   $13,364 AND $-0-]                                                                          173,726                  --
                                                                                      ---------------     ---------------

OTHER ASSETS                                                                                   59,335              59,335
                                                                                      ---------------     ---------------

   TOTAL ASSETS                                                                       $     3,416,872     $     5,140,949
                                                                                      ===============     ===============

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                  DECEMBER 31,
                                                                                                  ------------
                                                                                          2 0 0 1               2 0 0 0
                                                                                          -------               -------
LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]:
CURRENT LIABILITIES:
   Accounts Payable                                                                   $       582,522     $     1,023,316
   Accrued Liabilities                                                                        442,524             616,980
   Obligation Under Capital Lease                                                              17,980              64,435
   Unearned Revenue                                                                         1,821,221           1,788,324
                                                                                      ---------------     ---------------

   TOTAL CURRENT LIABILITIES                                                                2,864,247           3,493,055
                                                                                      ---------------     ---------------

LONG-TERM LIABILITIES:
   Obligation Under Capital Lease                                                                  --              17,980
   Convertible Debentures                                                                   1,800,000           3,000,000
                                                                                      ---------------     ---------------

   TOTAL LONG-TERM LIABILITIES                                                              1,800,000           3,017,980
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES                                                                        4,664,247           6,511,035
                                                                                      ---------------     ---------------

COMMITMENTS AND CONTINGENCIES                                                                      --                  --
                                                                                      ---------------     ---------------

STOCKHOLDERS' EQUITY [DEFICIT]:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 17,835,718 and
     17,681,172 Shares Issued and 15,335,718 and 15,181,172 Shares Outstanding
     in 2001 and 2000, Respectively                                                           178,357             176,812

   Capital In Excess of Par Value                                                          26,130,604          26,064,149

   Accumulated Deficit                                                                    (26,853,336)        (26,908,047)

   Treasury Stock - At Cost - 2,500,000 Shares                                               (703,000)           (703,000)
                                                                                      ---------------     ---------------

   TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                                                    (1,247,375)         (1,370,086)
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]                               $     3,416,872     $     5,140,949
                                                                                      ===============     ===============


See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------

                                                                                        Y E A R S   E N D E D
                                                                     ----------------------------------------------------
                                                                                       D E C E M B E R   3 1,
                                                                     ----------------------------------------------------
                                                                         2 0 0 1             2 0 0 0            1 9 9 9
                                                                         -------             -------            -------
REVENUES:
   Licenses                                                          $       297,980    $      1,919,046  $     2,638,190
   Maintenance                                                             4,716,074           4,023,304        4,371,273
   Professional Services                                                   1,248,893           2,020,822        4,018,684
                                                                     ---------------    ----------------  ---------------

   TOTAL REVENUES                                                          6,262,947           7,963,172       11,028,147
                                                                     ---------------    ----------------  ---------------

COSTS OF REVENUES:
   Licenses                                                                1,324,399           2,820,038        5,689,998
   Maintenance                                                             2,826,796           3,195,699        1,621,056
   Professional Services                                                     711,809             926,599        1,150,883
                                                                     ---------------    ----------------  ---------------

   TOTAL COSTS OF REVENUES                                                 4,863,004           6,942,336        8,461,937
                                                                     ---------------    ----------------  ---------------

   DIRECT MARGIN                                                           1,399,943           1,020,836        2,566,210
                                                                     ---------------    ----------------  ---------------

OPERATING EXPENSES:
   Sales and Marketing                                                     1,264,285             899,607        1,778,026
   General and Administrative                                              1,365,821           1,961,716        1,550,040
   Research and Development                                                  413,364             875,114        1,008,770
   Provision for Doubtful Accounts                                           (58,161)           (333,222)       1,239,843
   Loss on Default of Note Receivable - Related Party                             --             262,870               --
                                                                     ---------------    ----------------  ---------------

   TOTAL OPERATING EXPENSES                                                2,985,309           3,666,085        5,576,679
                                                                     ---------------    ----------------  ---------------

   OPERATING LOSS                                                         (1,585,366)         (2,645,249)      (3,010,469)
                                                                     ---------------    ----------------  ---------------

OTHER EXPENSE [INCOME]:
   Interest Expense                                                          266,226             385,003          389,939
   Interest Income - Related Party Imputed                                        --            (109,401)        (186,375)
   Interest Income                                                           (14,404)             (8,633)         (19,505)
   Other Income [See Note 15]                                               (225,127)                 --               --
                                                                     ---------------    ----------------  ---------------

   TOTAL OTHER EXPENSE                                                        26,695             266,969          184,059
                                                                     ---------------    ----------------  ---------------

FOREIGN CURRENCY TRANSACTION LOSS                                                 --              (3,898)         (60,071)
                                                                     ---------------    ----------------  ---------------

   LOSS BEFORE INCOME TAX BENEFIT                                         (1,612,061)         (2,916,116)      (3,254,599)

INCOME TAX BENEFIT                                                           862,772             503,936          435,066
                                                                     ---------------    ----------------  ---------------

   NET LOSS BEFORE EXTRAORDINARY ITEM                                       (749,289)         (2,412,180)      (2,819,533)

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT
   NET OF INCOME TAX OF $536,000                                             804,000                  --               --
                                                                     ---------------    ----------------  ---------------

   NET INCOME [LOSS]                                                 $        54,711    $     (2,412,180) $    (2,819,533)
                                                                     ===============    ================  ===============

See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------

                                                                                      Y E A R S   E N D E D
                                                                     ----------------------------------------------------
                                                                                     D E C E M B E R   3 1,
                                                                     ----------------------------------------------------
                                                                         2 0 0 1             2 0 0 0          1 9 9 9
                                                                         -------             -------          -------

BASIC AND DILUTED EARNINGS [LOSS] PER
   COMMON SHARE BEFORE EXTRAORDINARY ITEMS                           $          (.05)   $           (.14) $          (.17)

EXTRAORDINARY ITEM                                                               .05                  --               --
                                                                     ---------------    ----------------  ---------------

BASIC AND DILUTED EARNINGS [LOSS] PER COMMON
   SHARE                                                             $            --    $           (.14) $          (.17)
                                                                     ===============    ================  ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR BASIC EARNINGS [LOSS] PER
   COMMON SHARE                                                           15,246,000          17,386,000       16,998,000
                                                                     ===============    ================  ===============




See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
-------------------------------------------------------------------------------------------------------------------------

                                                                                                                 TOTAL
                                                                                                                 -----
                                                          CAPITAL IN                                         STOCKHOLDERS'
                                                          ----------                                         -------------
                                                           EXCESS OF        ACCUMULATED      TREASURY           EQUITY
                                                           ---------        -----------      --------           ------
                                         COMMON STOCK      PAR VALUE          DEFICIT          STOCK           [DEFICIT]
                                         ------------      ---------          -------          -----           ---------

BALANCE AT DECEMBER 31, 1998             $   169,837  $     26,723,397  $   (21,676,334) $            --  $     5,216,900

   Exercise of 20,000 Stock Options              200            39,800               --               --           40,000
   Net [Loss]                                     --                --       (2,819,533)              --       (2,819,533)
                                         -----------  ----------------  ---------------  ---------------  ---------------

BALANCE AT DECEMBER 31, 1999                 170,037        26,763,197      (24,495,867)              --        2,437,367

   Exercise of 12,500 Stock Options              125            19,406               --               --           19,531
   Issuance of 25,000 Shares                     250            31,000               --               --           31,250
   Issuance of 640,000 Shares of Common
     Stock Under the Vault Agreement
     [See Note 11]                             6,400           393,600               --               --          400,000
   Loss on Default of Care Note
     [See Note 8]                                 --        (1,143,054)              --               --       (1,143,054)
   Recording of 2,500,000 Shares of
     Common Stock following Default of
     Care Note [See Note 8]                       --                --               --         (703,000)        (703,000)
   Net [Loss]                                     --                --       (2,412,180)              --       (2,412,180)
                                         -----------  ----------------  ---------------  ---------------  ---------------

BALANCE AT DECEMBER 31, 2000                 176,812        26,064,149      (26,908,047)        (703,000)      (1,370,086)

   Issuance of 154,546 Shares of
     Common Stock [See Note 13]                1,545            66,455               --               --           68,000
   Net Income                                     --                --           54,711               --           54,711
                                         -----------  ----------------  ---------------  ---------------  ---------------

BALANCE AT DECEMBER 31, 2001             $   178,357  $     26,130,604  $   (26,853,336) $      (703,000) $    (1,247,375)
                                         ===========  ================  ===============  ===============  ===============


See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------

                                                                                      Y E A R S   E N D E D
                                                                     ----------------------------------------------------
                                                                                     D E C E M B E R   3 1,
                                                                     ----------------------------------------------------
                                                                         2 0 0 1             2 0 0 0            1 9 9 9
                                                                         -------             -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income [Loss] from Continuing Operations                          $        54,711    $     (2,412,180) $    (2,819,533)
   Adjustments to Reconcile Net Income [Loss] to Net
     Cash Provided by [Used for] Operating Activities:
     Depreciation                                                            146,400             152,238          192,276
     Amortization of Capitalized Software                                    860,801             899,240          478,990
     Amortization of Deferred Financing Costs                                 13,364                  --               --
     Gain on Extinguishment of Convertible Debentures                     (1,340,000)                 --               --
     Provision for Uncollectible Accounts                                    (58,161)           (333,222)       1,239,843
     Imputed Interest Income                                                      --            (150,057)        (198,307)
     Deferred Tax Asset                                                           --                  --          400,000
     Loss on Default of Note Receivable - Related Party                           --             262,870               --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                                 1,664,262              88,200         (114,923)
       Prepaid Expenses                                                      (55,727)            113,920         (133,752)
       Accrued Interest - Related Party Note Receivable                           --              40,656           11,931
       Other Receivable                                                      279,899            (285,000)              --
       Other Assets                                                               --                  --            1,575

     Increase [Decrease] in:
       Accounts Payable                                                     (440,794)            (62,079)         188,978
       Accrued Liabilities                                                  (174,456)           (269,870)        (560,175)
       Unearned Revenue                                                       32,897             193,107          730,123
                                                                     ---------------    ----------------  ---------------

   NET CASH PROVIDED FROM [USED FOR] CONTINUING
     OPERATING ACTIVITIES                                                    983,196          (1,762,177)        (582,974)
                                                                     ---------------    ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of Note Receivable - Related Party                                   --             750,000        1,000,000
   Capital Expenditures                                                      (65,267)            (22,961)        (252,062)
   Capitalized Software Expenditures                                        (865,798)                 --       (1,388,672)
                                                                     ---------------    ----------------  ---------------

   NET CASH [USED FOR] PROVIDED FROM INVESTING
     ACTIVITIES                                                             (931,065)            727,039         (640,734)
                                                                     ---------------    ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Convertible Debentures                                    1,800,000                  --               --
   Payment on Convertible Debentures                                      (1,660,000)                 --               --
   Deferred Financing Costs                                                 (187,090)                 --               --
   Net Proceeds from the Issuance of Common Stock                             68,000             431,250               --
   Principal Payments on Capital Lease                                       (64,434)            (59,498)         (37,109)
   Proceeds from Exercise of Stock Options                                        --              19,531           40,000
                                                                     ---------------    ----------------  ---------------

   NET CASH [USED FOR] PROVIDED FROM
     FINANCING ACTIVITIES                                                    (43,524)            391,283            2,891
                                                                     ---------------    ----------------  ---------------

   CHANGE IN CASH AND CASH EQUIVALENTS - FORWARD                     $         8,607    $       (643,855) $    (1,220,817)

See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------

                                                                                      Y E A R S   E N D E D
                                                                     ----------------------------------------------------
                                                                                     D E C E M B E R   3 1,
                                                                     ----------------------------------------------------
                                                                         2 0 0 1             2 0 0 0            1 9 9 9
                                                                         -------             -------            -------

   CHANGE IN CASH AND CASH EQUIVALENTS - FORWARDED                   $         8,607    $       (643,855) $    (1,220,817)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                               421,938           1,065,793        2,286,610
                                                                     ---------------    ----------------  ---------------

   CASH AND CASH EQUIVALENTS - END OF YEARS                          $       430,545    $        421,938  $     1,065,793
                                                                     ===============    ================  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                        $       266,226    $        385,003  $       389,939
     Income Taxes                                                    $            --    $             --  $            --

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

      In December 2000, Care defaulted on its obligation to pay to the Company its semi-annual principal payment owed under the promissory note dated March 31, 1998. As result of Care's default, the Company wrote off the outstanding balance of the Care note as of December 31, 2000. In accordance with the terms of the agreement, the Company recorded the pledged 2,500,000 shares of its common stock received from Care as treasury stock valued at approximately $703,000 based upon the market price of the shares. The difference between the value of treasury stock and the outstanding balance of the Care note as of December31, 2000, was recorded as a loss of $262,870 in the fourth quarter of 2000 and $1,143,054 was charged to additional paid-in capital [See Note 8].

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

REVENUE RECOGNITION - The Company's revenues are recognized in accordance with SOP 97-2, "Software Revenue Recognition" ["SOP 97-2"], as amended by SOP 98-4, "Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." Revenue from the sale of software licenses is predominately from standardized software and is recognized when standard software modules are delivered and accepted by the customer, the fee is fixed or determinable and collectibility is probable. Revenue from software maintenance contracts is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

The Company has $291,000 and $78,000 of repurchase agreements at December 31, 2001 and 2000, respectively, with First Union National Bank. The repurchase agreements are collateralized by at least an equal amount of U.S. Treasury securities or U.S. Government agency securities. These agreements are usually placed on an overnight basis.

RISK CONCENTRATIONS - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The amount of cash beyond insured amounts at December 31, 2001 and 2000 was approximately $502,100 and $243,500, respectively. The Company generally does not require collateral for its financial instruments, other than repurchase agreements.

The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. The Company believes no significant concentration of credit risk exists with respect to these investments. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers, principally major insurance companies, who are dispersed across many geographic regions. As of December 31, 2001, seven customers accounted for approximately 52% of the Company's trade accounts receivable portfolio. The Company routinely assesses the financial strength of its customers and based upon factors concerning credit risk, establishes an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

PROPERTY AND EQUIPMENT - Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets. Depreciation expense in 2001, 2000 and 1999 was $146,400, $152,238 and $192,276,
respectively.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective account and any resulting gain or losses reported as income and expense.

CAPITALIZED SOFTWARE - Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. As the Company has completed its software development concurrently with the establishment of technological feasibility, it has commenced capitalizing these costs. Software development costs are the Company's only research and development expenditures. During 2001, 2000 and 1999, qualifying software development costs of $865,798, $-0- and $1,388,672, respectively, were capitalized and are amortized over a three-year period at the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product. Amortization expense in 2001, 2000 and 1999 was $860,801, $899,240 and $478,990,
respectively.At each balance sheet date, the unamortized capitalized costs of each computer software product is compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale.

ADVERTISING EXPENSE - It is the Company's policy to expense advertising costs as incurred. Advertising expense in 2001, 2000 and 1999 was $219,081, $132,297 and $291,979, respectively.

INCOME TAXES - Pursuant to SFAS No. 109, "Accounting for Income Taxes," income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

INCOME [LOSS] PER SHARE - The Company has adopted the provisions of SFAS No.
128. Basic earnings [loss] per share is computed by dividing income [loss] available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

INCOME [LOSS] PER SHARE [CONTINUED] - The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company's options and warrants were not included in the computation of loss per share for 2000 and 1999 because to do so would have been antidilutive for these years.

The dilutive effect of convertible debt is reflected in diluted earnings per share by the application of the if-converted method. The Company's convertible debt does not affect the income [loss] per share calculation for 2001, 2000 and 1999 because it would be antidilutive for those years [See Note 6]. The convertible debt could potentially dilute basic earnings per share in the future.

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

[2] RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. SFAS No. 144 requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121. SFAS No. 121 requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144. As a result goodwill will no longer be required to be allocated to long-lived assets to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently in the process of evaluating the effect this new standard will have on its consolidated financial position or results of operations.

On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. The Company is not currently affected by this Statement's requirements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[2] RECENTLY ISSUED ACCOUNTING STANDARDS [CONTINUED]

In June 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations". SFAS 141 (1) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) requires that unamortized negative goodwill be written off immediately as an extraordinary gain. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001. SFAS 141 requires that the unamortized deferred credit related to an excess over cost arising from an investment acquired prior to July 1, 2001 accounted for using the equity method (equity-method negative goodwill), must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off immediately and recorded as an extraordinary gain. The adoption of SFAS 141 did not have a material impact on the Company's consolidated financial statements. The Company will adopt SFAS 142 on January 1, 2002. The Company does not believe that the adoption of the SFAS 142 will have a significant impact on its results of operations or financial position.

The FASB is also considering the rescission of SFAS 4, "Recording Gains or Losses for Extinguishment of Debt." When finally issued, the pronouncement may prohibit classification of such gains or losses as extraordinary items.

[3] OBLIGATION UNDER CAPITAL LEASE

In April 1999, the Company acquired equipment under the provisions of a long-term lease. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The lease expires in April 2002. As of December 31, 2001, the leased equipment under capital lease had a cost of $179,022 and accumulated depreciation of $92,504.

Amortization expense on lease assets which is included in depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $35,808, $35,808 and $20,888, respectively.

The future minimum lease payments under capital lease and the net present value of the future minimum lease payments as of December 31, 2001, for the next five years and in the aggregate are as follows:

2002                                                          $        18,234
2003                                                                       --
2004                                                                       --
2005                                                                       --
2006                                                                       --
                                                              ---------------
Total Minimum Lease Payments                                           18,234
Amount Representing Interest                                              254
                                                              ---------------

Present Value of Net Minimum Lease Payments                            17,980
Less:  Current Portion                                                 17,980
                                                              ---------------

   LONG-TERM CAPITAL LEASE OBLIGATION                         $            --
   ----------------------------------                         ===============

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

Rent expense was $320,561, $308,853 and $289,720 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company's future minimum rental commitments under its noncancellable operating lease in effect at December 31, 2001 were as follows: year ending 2002 -- $325,250, 2003 -- $325,250, 2004 -- $325,250, 2005 -- $135,521, 2006 -- $-0-;
thereafter -- none.

EMPLOYMENT CONTRACTS - The Company has an employment contract with one of its executives with an expiration date of December 31, 2003. This contract may be renewed by the consent of both parties for an additional two year period. The aggregate commitment for future salary at December 31, 2001 was approximately $542,000. In accordance with a previous contract, the executive was issued 25,000 shares of the Company's common stock in January 2000.

RELATED PARTY TRANSACTIONS - An attorney associated with a former Chairman provided legal services to the Company for which the Company incurred approximately $-0-, $-0- and $15,000 in legal costs during 2001, 2000 and 1999, respectively.

In 1998, the Company had an agreement with a consulting firm, in which a former Chairman was Managing Partner, pursuant to which the Company paid the consulting firm for the services of the former Chairman $12,500 per month, plus expenses and a bonus payment of $50,000. In November 1999, the former Chairman resigned and Mark Johnston, a director of the Company, was appointed Chairman.

In 1999, a director of the Company provided project management services for a fee of approximately $307,000.

In 2001, 2000 and 1999, the Company paid Mark Johnston total consulting fees plus expenses of approximately $100,000, $247,000 and $58,000, respectively [See Notes 8 and 11 for additional related party disclosures].

[5] INCOME TAXES

An analysis of the components of the income tax provision [benefit] is as follows:

                                                                                  Y e a r s  e n d e d
                                                                     -----------------------------------------------
                                                                                  D e c e m b e r  31,
                                                                     -----------------------------------------------
                                                                        2 0 0 1          2 0 0 0          1 9 9 9
                                                                        -------          -------          -------
Current:
   Federal                                                           $     455,600   $          --   $            --
   State                                                                        --              --                --
   Utilization of Net Operating Loss Carryforward                           80,400              --                --
                                                                     -------------   -------------   ---------------

   Totals                                                                  536,000              --                --
                                                                     -------------   -------------   ---------------

Deferred:
   Federal                                                                      --              --          (340,000)
   State                                                                   326,772         503,936           775,066
                                                                     -------------   -------------   ---------------

   Totals                                                                  326,772         503,936           435,066
                                                                     -------------   -------------   ---------------

   NET BENEFIT                                                       $     862,772   $     503,936   $       435,066
   -----------                                                       =============   =============   ===============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[5] INCOME TAXES [CONTINUED]

During 2001, 2000 and 1999, the Company availed itself of a program offered by the State of New Jersey whereby it sold state net operating losses of $4,173,333, $6,439,122 and $11,178,111, respectively, for $326,772, $503,936 and
$835,066, respectively. As of December 31, 2000, the amount due to the Company under the program was $285,000 which is classified as other receivable and was collected in February 2001.

The income tax [provision] benefit for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:


                                                                                  Y e a r s  e n d e d
                                                                   -------------------------------------------------
                                                                                  D e c e m b e r  31,
                                                                   -------------------------------------------------
                                                                        2 0 0 1          2 0 0 0          1 9 9 9
                                                                        -------          -------          -------

Computed Federal Statutory Tax Benefit                             $       645,000  $      928,000   $     1,110,000
Valuation Allowance to Reduce Deferred Tax Asset                          (645,000)       (928,000)       (1,110,000)
Gain on Extraordinary Item                                                 536,000              --                --
Increase [Reduction] in Deferred Tax Valuation
  Allowance                                                                     --              --          (400,000)
Sale of State Net Operating Loss Carryforward                              326,772         503,936           835,066
                                                                   ---------------  --------------   ---------------

   ACTUAL [PROVISION] BENEFIT                                      $       862,772  $      503,936   $       435,066
   --------------------------                                      ===============  ==============   ===============

The components of the net deferred tax asset and liability were as follows:

                                                                                  Y e a r s  e n d e d
                                                                   -------------------------------------------------
                                                                                  D e c e m b e r  31,
                                                                   -------------------------------------------------
                                                                        2 0 0 1          2 0 0 0          1 9 9 9
                                                                        -------          -------          -------
Deferred Tax Assets - Current:
   Accounts Receivable Allowance                                   $        10,000   $     722,000   $       630,000
   Reserve for Loss on Disposal                                                 --              --            32,000
   Vacation Accrual                                                         10,000          10,000            10,000
   Valuation Allowance                                                     (20,000)       (732,000)         (672,000)
                                                                   ---------------   -------------   ---------------

   CURRENT DEFERRED TAX ASSET                                      $            --   $          --   $            --
   --------------------------                                      ===============   =============   ===============

Deferred Tax Asset [Liability] - Long-Term:
   Net Operating Loss Carryforward                                 $    10,750,000   $   9,030,000   $     8,240,000
   Stock Options                                                            90,000          90,000           128,000
   Capitalized Software                                                   (480,000)       (554,000)         (840,000)
   Depreciation and Amortization                                            40,000          61,000            70,000
   Valuation Allowance                                                 (10,400,000)     (8,627,000)       (7,598,000)
                                                                   ---------------   -------------   ---------------

   LONG-TERM DEFERRED TAX LIABILITY                                $            --   $          --   $            --
   --------------------------------                                ===============   =============   ===============

The net change increase during 2001 and 2000 in the total valuation allowance is $1,061,000 and $1,089,000, respectively.

At December 31, 2001, the Company had approximately $26,500,000 of federal net operating tax loss carryforwards expiring at various dates through 2016. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by the Company from time to time, including the stock which may be issued related to the Company's outstanding convertible debentures [See
Note 10] and the conversion of the Company's warrants issued to Vault [See Note 11], or the result of other changes in ownership of the Company's outstanding stock, the Company may experience an ownership change and consequently the Company's utilization of its net operating loss carryforwards could be significantly limited.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[6] STOCK OPTION AND STOCK PURCHASE PLANS

In March 1995, the Company adopted the 1995 Employee Stock Option Plan, which was amended in April 1997 and June 2000. Options for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to employees of the Company at an exercise price determined by the Board of Directors on the date of grant. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years. At December 31, 2001, 2000 and 1999, 2,340,525, 3,230,275 and 16,775 shares, respectively, were available for grant.

On November 15, 1994 the Company adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to directors of the Company who are not employees ["non-employee director"]. The Plan was amended in June 2000 to increase the aggregate number of shares of common stock from 300,000 to 750,000. Each non-employee director who is serving on "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of Common Stock at the fair market value of Common Stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At December 31, 2001, 2000 and 1999, 740,000, 710,000 and 240,000 shares, respectively, were available for grant.

In October 1994, the Company adopted the 1994 Non-Qualified Stock Option Plan for Consultants. Options for the purchase of up to 200,000 shares may be granted by the Board of Directors to any individual who has entered into a written consulting contract with the Company. The non-qualified stock options will have up to a 5 year term from date of grant and will be exercisable at a price and time as determined by the Board of Directors on the date of grant. At December 31, 2001, 2000 and 1999, 105,000, 105,000 and 105,000 shares, respectively, were available for grant.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

                                                                   Weighted-Average
                                                                   ----------------
                                                                       Remaining           Weighted-Average
                                                                       ---------           ----------------
                                    Shares        Per Share        Contractual Life         Exercise Price
                                    ------        ---------        ----------------         --------------

Balance, December 31, 1998        1,580,500         1.25 - 5.00        2.8 years               $   1.77

   Granted                          275,000         1.25 - 1.75        4.9 years                   1.30
   Exercised                        (20,000)        2.00 - 2.00                                    2.00
   Expired                          (90,000)        1.38 - 2.00                                    1.93

Balance, December 31, 1999        1,745,500         1.25 - 5.00        3.1 years               $   1.68

   Granted                          537,000          .63 - 1.25        2.9 years                    .95
   Exercised                        (12,500)        1.56 - 1.56                                    1.56
   Canceled                        (783,000)         .63 - 5.00                                    1.84

Balance, December 31, 2000        1,487,000          .63 - 5.00        2.2 Years               $   1.34

   Granted                          949,000          .23 -  .34        4.1 Years                    .32
   Exercised                             --                  --                                      --
   Canceled                         (64,250)         .63 - 1.94                                    1.22
   Expired                          (25,000)        4.50 - 5.00                                    4.60

Balance, December 31, 2001        2,346,750          .23 - 4.00        2.30 Years              $    .90

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[6] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

The options granted during 2001 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          Number         Weighted-Average       Weighted-Average
                                                          ------         ----------------       ----------------
                                                          Granted         Exercise Price           Fair Value
                                                          -------         --------------           ----------
Exercise Price at Stock Price                                 949,000      $        .32          $           .20
                                                      ===============      ============          ===============


The options granted during 2000 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          Number         Weighted-Average       Weighted-Average
                                                          ------         ----------------       ----------------
                                                          Granted         Exercise Price           Fair Value
                                                          -------         --------------           ----------
Exercise Price at Stock Price                                 537,000      $        .95          $           .58
                                                      ===============      ============          ===============

The options granted during 1999 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          Number         Weighted-Average       Weighted-Average
                                                          ------         ----------------       ----------------
                                                          Granted         Exercise Price           Fair Value
                                                          -------         --------------           ----------
Exercise Price at Stock Price                                 275,000      $       1.30          $           .92
                                                      ===============      ============          ===============

Exercisable options at December 31, 2001, 2000 and 1999 were as follows:

                                                Number of                      Weighted-Average
                                                ---------                      ----------------
December 31,                               Exercisable Options                  Exercise Price
------------                               -------------------                  --------------
    2001                                        1,635,575                        $       1.13
    2000                                        1,258,000                        $       1.43
    1999                                        1,598,833                        $       1.71

The following table summarizes information about stock options at December 31, 2001:

                                                                                                    Exercisable
                                               Outstanding Stock Options                           Stock Options
                         ------------------------------------------------------------- -----------------------------
                                         Weighted-Average
                                         ----------------
      Range of                               Remaining            Weighted-Average                  Weighted-Average
      --------                               ---------            ----------------                  ----------------
   Exercise Prices        Shares         Contractual Life          Exercise Price        Shares      Exercise Price
   ---------------        ------         ----------------          --------------        ------      --------------
   $  .23 - $ .34         949,000           4.1 Years                 $    .32           295,200         $   .33
   $  .63 - $1.13         294,750           2.4 Years                 $    .84           237,375         $   .89
   $ 1.25 - $1.25         893,000            .9 Years                 $   1.25           893,000         $  1.25
   $ 2.00 - $2.13         205,000            .2 Years                 $   2.00           205,000         $  2.00
   $ 4.00 - $4.00           5,000           4.3 Years                 $   4.00             5,000         $  4.00
                       ----------           ---------                 --------        ----------         -------
                        2,346,750           2.3 Years                 $    .90         1,635,575         $  1.13
                       ==========           =========                 ========        ==========         =======

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[6] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

The Company applies Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price for all stock options issued during 2001, 2000 and 1999 was equal to or greater than the market price of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans for fiscal years 2001, 2000 and 1999.

There are approximately 640,000 warrants outstanding at December 31, 2001, at a weighted-average exercise price of $.63.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $.20, $.58 and $.92 during 2001, 2000 and 1999, respectively.

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

                                                                            D e c e m b e r  3 1,
                                                           -----------------------------------------------------
                                                               2 0 0 1            2 0 0 0            1 9 9 9
                                                               -------            -------            -------
Risk-Free Interest Rate                                         3.00%              6.30%             5.97%
Expected Life                                                   4.0 Years          4.0 Years         3.0 Years
Expected Volatility                                             86%                81%               81%
Expected Dividends                                              None               None              None

The pro forma amounts are indicated below [in thousands, except per share amounts]:

                                                                              Y e a r s  e n d e d
                                                           -----------------------------------------------------
                                                                              D e c e m b e r  31,
                                                           -----------------------------------------------------
                                                                  2 0 0 1          2 0 0 0         1 9 9 9
                                                                  -------          -------         -------

Net Income [Loss] as Reported                               $          .55      $     (2,412)   $      (2,820)
Pro Forma Net [Loss]                                        $        (1.25)     $     (2,657)   $      (2,915)
Income [Loss] Earnings Per Share as Reported                $           --      $       (.14)   $        (.17)
Pro Forma Income [Loss] Earnings Per Share                  $         (.01)     $       (.14)   $        (.17)


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[7] EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ["EPS"] computations.


                                                                          2 0 0 1          2 0 0 0         1 9 9 9
                                                                          -------          -------         -------
Numerator:
   Net Income [Loss]                                                  $       54,711  $   (2,412,180)  $   (2,819,533)
Effect of Dilutive Securities:
   Options                                                                        --              --               --
   Warrants                                                                       --              --               --
                                                                      --------------  --------------   --------------

   NUMERATOR FOR DILUTED EARNINGS [LOSS] PER COMMON SHARE             $       54,711  $   (2,412,180)  $   (2,819,533)
   ------------------------------------------------------             ==============  ==============   ==============

Denominator:
   Weighted Average Number of Common Shares Outstanding
     for Basic Earnings Per Common Share                                  15,246,000      17,386,000       16,998,000

Effect of Dilutive Securities:
   Options                                                                    18,226              --               --
   Warrants                                                                       --              --               --
                                                                      --------------  --------------   --------------

   DENOMINATOR FOR DILUTED EARNINGS PER COMMON SHARE                      15,264,226      17,386,000       16,998,000
   -------------------------------------------------                  ==============  ==============   ==============

BASIC AND DILUTED EARNINGS [LOSS] PER COMMON SHARE                    $           --  $         (.14)  $         .(17)
--------------------------------------------------                    ==============  ==============   ==============


Equity instruments that may dilute earnings per share in the future are listed in Note 6.

Options to purchase 2,266,750 shares of common stock at prices ranging from $.31 to $4.00 per share were outstanding at December 31, 2001, but were not included in the computation of diluted EPS because the options's exercise price was greater than the average market price of the common shares.

[8] SALE OF STOCK AND WARRANTS, AND PURCHASE AND SALE OF CARE SOFTWARE LICENSE

On March 31, 1996, the Company was granted by Care the exclusive license for the Care software systems for use in the workers' compensation claims administration markets in Canada, Mexico and Central and South America. In exchange for this license, the Company issued to Care 2,500,000 shares of the Company's Common Stock at $2.00 per share to value the license as $5,000,000 at March 31, 1996. The license agreement was revised on March 14, 1997, and the Company engaged Care as its exclusive sales agent for a monthly fee of $10,000 against commissions of 20%. Depending upon the level of revenue reached, or not reached, under the license agreement, the Company had the right to repurchase all or portions of the shares issued to Care at $.01 per share.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------

[8] SALE OF STOCK AND WARRANTS, AND PURCHASE AND SALE OF CARE SOFTWARE LICENSE
    [CONTINUED]

For the buy back of Care Software License by Care, the Company received $500,000 on March 31, 1998, and a $4,500,000 non-interest bearing note, [the "Care Note"] payable in semi-annual installments of $500,000 which, when discounted at 6%, resulted in a principal amount of the note of $3,893,054. The discounted note was collateralized by unencumbered Cover-All stock owned by Care and a Care affiliate, Software Investments Limited ["SIL"]. The number of shares required as collateral would vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance. The number of shares required as collateral was adjusted at each payment date based on the market price of the Company's shares and the balance outstanding on the date. Based on the market price of the Company's stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, the Company lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. In November 1999, the Board of Directors decided that due to the undue hardship placed upon Care by the pledged share requirement of the pledge agreement given the then current price of the Company's common stock, and because of Care's history of making each of the $500,000 payments on the promissory note in a timely manner, that it would be in the best interests of the Company to agree to allow Care to cap the number of shares of the Company's common stock required to be pledged to the Company pursuant to the pledge agreement to 2,500,000.

Based on the above, and due to the related party nature of the Care Software License buy back agreement, the Company recorded the $1,143,054 difference between the carrying value of the Care Software License at December 31, 1997 of $3,250,000 and the discounted $4,393,054 buy back agreement amount to capital in excess of par value.

In connection with the investment by Vault Management Limited [see Note 11], one-half of the payment due September 30, 2000 on the Care note was deferred until December 31, 2000. Care failed to make the scheduled payment of $250,000 due December 31, 2000 and on January 16, 2001, the Company announced that Care had defaulted on its obligation to pay the Company its semi-annual principal payment owed under the promissory note dated March 31, 1998. The Company exercised its right to accelerate all remaining amounts due under the note, which totaled $2,250,000. The Pledge Agreement between the Company and Care provided that in the event of a default by Care, the Company can look to and proceed against Care for payment. Care's 2,500,000 shares of the Company's common stock were pledged to and held by the Company as collateral on the Care note. In addition, the Company announced that, pursuant to the Pledge Agreement, the Company on January 16, 2001 transferred and registered in its name the 2,500,000 shares of the Company's common stock owned by Care.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------

[9] SUPPLEMENTAL DATA

Accrued liabilities consist of the following:

                                                                                          Years ended
                                                                                          -----------
                                                                                          December 31,
                                                                                          ------------
                                                                                   2 0 0 1            2 0 0 0
                                                                                   -------            -------

Accrued Payroll, Benefits, Temporary Help and Consulting                     $        204,236    $       230,874
Accrued Interest Costs                                                                     --             93,750
Accrued Professional Fees                                                             183,637            185,923
Other                                                                                  54,651            106,433
                                                                             ----------------    ---------------

   TOTALS                                                                    $        442,524    $       616,980
   ------                                                                    ================    ===============

[10] CONVERTIBLE DEBENTURES

On March 31, 1997, the Company sold $3,000,000 of 12.5% Convertible Debentures due March 2002 [the "Debentures"] to an institutional investor. The Debentures were sold at face value, pay interest quarterly and are convertible, in whole or in part, into shares of Common Stock of the Company at $1.25 per share, subject to adjustment.

On June 28, 2001, the Company raised $1,800,000 through a private placement of 8.00% convertible debentures with investors headed by the Renaissance Capital Group, Inc. of Dallas, Texas. An aggregate of $1,400,000 was sold to the Renaissance US Growth and Income Trust PLC (traded on the London Stock Exchange) and BFS US Special Opportunities Trust PLC, which are managed by Renaissance. Also, an aggregate of $400,000 was sold to three other private investors including John Roblin, Chairman of the Board, President and Chief Executive Officer of the Company. The related financing costs incurred of $187,090 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt. Amortization expense for the year ended December 31, 2001 was $13,364.

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

As of September 30, 2001 and December 31, 2001, the Company was not in compliance with the financial covenants of the Convertible Loan Agreements pursuant to which an aggregate of $1.8 million of 8% convertible debentures were issued and sold by the Company in June 2001. On September30, 2001, the Company received Limited Waivers to the Loan Agreements under which the holders waived the Company's non-compliance that existed up through and including September 30, 2001 under the financial covenant in the Loan Agreements. On December 31, 2001, the Company received a similar waiver to the Loan Agreements under which the holders waived the Company's non-compliance that existed up through and including December 31, 2001.

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

[12] 401(K) PLAN

After completing a year of service and working 1,000 hours, employees age 21 and over are eligible to participate in the Company's Tax Saver 401(k) Salary Reduction Plan. Employees can save 1% to 15% of pay on a pre-tax basis to a current annual maximum of $11,000. The Company matches $.50 for each $1.00 of the first 5% of pay employees elect to defer. Expenses associated with this plan in 2001, 2000 and 1999 were approximately $43,800, $77,400 and $70,300, respectively.

[13] STOCKHOLDERS' EQUITY [DEFICIT]

During 2001, the Company issued 154,546 shares of common stock in exchange for services rendered in connection with the debt restructuring described in Note
10. The cost of $68,000 for the services have been included in deferred financing costs, and capital in excess of par value has been increased by $66,455, representing the excess of the cost of the services over the par value of the common stock issued.

[14] FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of its cash and cash equivalents, trade receivables and accounts payables and accrued expenses, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities. Management estimates that the carrying amount of its convertible debentures, based on current rates and terms at which the Company could borrow funds, is approximately $1,800,000 and $3,000,000 at December 31, 2001 and 2000, respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------

[15] OTHER INCOME

Other income is comprised of a settlement of an outstanding customer dispute and a favorable resolution of a liability related to the customer dispute.

[16] SEGMENT INFORMATION

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

                                                                                    (Dollars in Thousands)
                                                                                 Year ended December 31, 2001
                                                                          -------------------------------------------
                                                                           Classic          TAS       Consolidated
                                                                           -------          ---       ------------

Revenues                                                                $     5,585    $       678   $        6,263
Operating Profit [Loss]                                                         902         (2,487)          (1,585)
Interest Expense                                                                237             29              266
Interest Income                                                                  13              1               14
Depreciation and Amortization                                                    85            936            1,021
Capital Expenditures                                                             58              7               65
Capitalized Software Expenditures                                                --            866              866
Total Assets                                                                  3,047            370            3,417


                                                                                    (Dollars in Thousands)
                                                                                 Year ended December 31, 2000
                                                                          -------------------------------------------
                                                                           Classic          TAS       Consolidated
                                                                           -------          ---       ------------

Revenues                                                                $     6,772    $     1,191   $        7,963
Operating Profit [Loss]                                                       1,787         (4,432)          (2,645)
Interest Expense                                                                327             58              385
Interest Income                                                                (100)           (18)            (118)
Depreciation and Amortization                                                    59            992            1,051
Capital Expenditures                                                             12             11               23
Capitalized Software Expenditures                                                --             --               --
Total Assets                                                                  4,372            769            5,141


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
--------------------------------------------------------------------------------

[16] SEGMENT INFORMATION [CONTINUED]

                                                                                    (Dollars in Thousands)
                                                                                 Year ended December 31, 1999
                                                                          -------------------------------------------
                                                                           Classic          TAS       Consolidated
                                                                           -------          ---       ------------

Revenues                                                                $     7,144    $     3,884   $       11,028
Operating Profit [Loss]                                                       1,922         (4,932)          (3,010)
Interest Expense                                                                244            146              390
Interest Income                                                                 129             77              206
Depreciation and Amortization                                                    63            608              671
Capital Expenditures                                                             74            357              431
Capitalized Software Expenditures                                                --          1,389            1,389
Total Assets                                                                  5,925          3,222            9,147


MAJOR CUSTOMERS - The Company had a portion of its revenues from one major customer in 2001 and 2000 and three major customers in 1999.

                                                               Y e a r s   e n d e d
                                   --------------------------------------------------------------------------------
                                                              D e c e m b e r   3 1,
                                   --------------------------------------------------------------------------------
        Customer                                2 0 0 1                  2 0 0 0                  1 9 9 9
        --------                                -------                  -------                  -------
                                       Classic           TAS        Classic        TAS       Classic        TAS
                                       -------           ---        -------        ---       -------        ---

Accident Fund                      $         --     $   678,147  $       --   $    905,475  $        --    $         --
Cornhill Insurance Co.                       --              --          --             --           --       1,335,559
Employers Reinsurance Corp.                  --              --          --             --    1,245,777              --
Sierra Insurance Co.                         --              --          --             --           --       1,558,572


The following table presents revenues by country based on the location of the use of the product or service:

                                                                                    (Dollars in Thousands)
                                                                                     Y e a r s   e n d e d
                                                                          ------------------------------------------
                                                                                    D e c e m b e r   3 1,
                                                                          ------------------------------------------
                                                                           2 0 0 1          2 0 0 0        1 9 9 9
                                                                           -------          -------        -------

United Kingdom                                                          $           --  $        284     $       1,336
United States                                                                    6,263         7,679             9,692
                                                                        --------------  ------------     -------------

   TOTAL SALES                                                          $        6,263  $      7,963     $      11,028
   -----------                                                          ==============  ============     =============

[17] SELECTED QUARTERLY FINANCIAL DATA [UNAUDITED]

The following is a summary of the selected quarterly financial data for the years ended December 31, 2001 and 2000:

                                                                                     Quarter
                                                           ----------------------------------------------------------
                                                                1st              2nd            3rd           4th
                                                                ---              ---            ---           ---
Fiscal 2001:
Total Revenues                                            $       1,694    $     1,497    $     1,528    $      1,544
Operating [Loss]                                                   (236)          (629)          (458)           (262)
Extraordinary Item                                                   --            804             --              --
Net Income [Loss]                                                   (98)           621           (495)             27
Basic and Diluted Earnings [Loss] Per
   Common Share                                           $       (0.01)   $      0.04    $     (0.03)   $         --
                                                          =============    ===========    ===========    ============


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
--------------------------------------------------------------------------------

[17] SELECTED QUARTERLY FINANCIAL DATA [UNAUDITED] [CONTINUED]


                                                                           QUARTER
                                                -----------------------------------------------------------
                                                      1ST              2ND            3RD           4TH
                                                      ---              ---            ---           ---
Fiscal 2000:
Total Revenues                                  $    2,279      $   1,555       $    2,233    $   1,896
Operating [Loss]                                      (725)          (907)            (137)        (876)
Net Income [Loss]                                     (778)          (999)            (215)        (420)
Basic and Diluted Earnings [Loss] Per
   Common Share                                 $    (0.05)     $   (0.06)      $    (0.01)   $   (0.02)
                                                ===========     ===========     ===========   ==========






                               . . . . . . . . . .


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------------------------------------------------------------------------------

                                                Balance at
                                                ----------
                                                 Beginning                                             Balance at
                                                 ---------                                             ----------
                                                 of Period         Additions        Deductions        End of Period
                                                 ---------         ---------        ----------        -------------
Accumulated amortization of
   capitalized software and
   software license:

   Year Ended December 31, 2001              $     3,983,811    $     860,801      $           --      $    4,844,612

   Year Ended December 31, 2000              $     3,084,571    $     899,240      $           --      $    3,983,811

   Year Ended December 31, 1999              $     2,605,581    $     478,990      $           --      $    3,084,571

Allowance for Doubtful Accounts:

   Year Ended December 31, 2001              $     1,805,168    $     (58,161)     $    1,722,007      $       25,000

   Year Ended December 31, 2000              $     1,730,249    $    (333,222)     $     (408,141)     $    1,805,168

   Year Ended December 31, 1999              $       476,000    $   1,239,843      $      (14,406)     $    1,730,249


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COVER-ALL TECHNOLOGIES INC.


Date:  March 29, 2002                       By: /s/ John Roblin
                                                --------------------------------
                                                John Roblin
                                                Chairman of the Board of
                                                   Directors, President and
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                SIGNATURES                                    TITLE                               DATE
                ----------                                    -----                               ----

/s/ John Roblin                              Chairman of the Board, President and            March 29, 2002
------------------------------------         Chief Executive Officer
John Roblin                                  (Principal Executive Officer)


/s/ Ann F. Massey                            Chief Financial Officer, Controller and         March 29, 2002
------------------------------------         Secretary (Principal Financial Officer
Ann F. Massey                                and Principal Accounting Officer)


/s/ Russell Cleveland                        Director                                        March 29, 2002
------------------------------------
Russell Cleveland

/s/ Earl Gallegos                            Director                                        March 29, 2002
------------------------------------
Earl Gallegos

/s/ Mark D. Johnston                         Director                                        March 29, 2002
------------------------------------
Mark D. Johnston

/s/ Robert A. Marshall                       Director                                        March 29, 2002
------------------------------------
Robert A. Marshall


                                  EXHIBIT INDEX


10(l)(9) Limited Waiver to Convertible Loan Agreements, dated as of December 31, 2001, by Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC.

23                Consent of Moore Stephens, P.C.