Form 10-Q
period 2002-03-31
COVER ALL TECHNOLOGIES INC
filed 2002-05-13
CIK 737300

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                ----------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002     Commission File Number 0-13124
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

                  Number of shares outstanding at May 6, 2002:

          15,335,718 shares of Common Stock, par value $.01 per share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002.
-------------------------------------------------------------------------------


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
         and December 31, 2001 (Audited)....................................  3

         Consolidated Statements of Operations for the three
         months ended March 31, 2002 and 2001 (Unaudited)...................  5

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2002 and 2001 (Unaudited)...................  6

         Notes to Consolidated Financial Statements (Unaudited).............  7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................ 10

ITEM 3.  Qualitative and Quantitative Disclosures
         About Market Risk.................................................. 12

PART II: OTHER INFORMATION.................................................. 13

ITEM 2.  Changes in Securities and Use of Proceeds.......................... 13

ITEM 6.  Exhibits and Reports on Form 8-K................................... 13

SIGNATURES  ................................................................ 14


                               . . . . . . . . . .


PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------

                                                                               MARCH 31,           DECEMBER 31,
                                                                                 2002                 2001
                                                                            ---------------      ---------------
                                                                              (UNAUDITED)           (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents.........................................       $      87,966        $     430,545
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 and $25,000 in 2002 and 2001, respectively).........             848,529            1,007,194
   Other Receivable..................................................              29,412                5,101
   Prepaid Expenses..................................................             290,893              306,999
                                                                            ---------------      ---------------
   Total Current Assets..............................................           1,256,800            1,749,839
                                                                            ---------------      ---------------

Property and Equipment - At Cost:
   Furniture, Fixtures and Equipment.................................           1,289,743            1,286,122
   Less:  Accumulated Depreciation...................................          (1,084,718)          (1,054,968)
                                                                            ---------------      ---------------

   Property and Equipment - Net......................................             205,025              231,154
                                                                            ---------------      ---------------

Capitalized Software (Less Accumulated Amortization of
   $5,036,867 and $4,844,612, respectively)..........................           1,286,209            1,202,818
                                                                            ---------------      ---------------

Deferred Financing Costs (Net of Accumulated Amortization of
   $20,046 and $13,364, respectively)................................             167,044              173,726
                                                                            ---------------      ---------------

Other Assets.........................................................              59,335               59,335
                                                                            ---------------      ---------------

   Total Assets......................................................       $   2,974,413        $   3,416,872
                                                                            ===============      ===============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------

                                                                               MARCH 31,            DECEMBER 31,
                                                                                 2002                  2001
                                                                            ---------------      ---------------
                                                                              (UNAUDITED)           (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT[:
Current Liabilities:
   Accounts Payable..................................................       $     389,929        $      582,522
   Accrued Liabilities...............................................             366,649               442,524
   Obligation Under Capital Lease....................................               1,052                17,980
   Unearned Revenue..................................................           1,576,798             1,821,221
                                                                            ---------------      ---------------

   Total Current Liabilities.........................................           2,334,428             2,864,247
                                                                            ---------------      ---------------

Long-Term Liabilities:
   Convertible Debentures............................................           1,800,000             1,800,000
                                                                            ---------------      ---------------

   Total Long-Term Liabilities.......................................           1,800,000             1,800,000
                                                                            ---------------      ---------------

   Total Liabilities.................................................           4,134,428             4,664,247
                                                                            ---------------      ---------------

Commitments and Contingencies........................................                  --                    --
                                                                            ---------------      ---------------

Stockholders' Equity (Deficit):
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     17,835,718 and 17,835,718 Shares Issued and 15,335,718 and
     15,335,718 Shares Outstanding, Respectively.....................             178,357               178,357

Capital In Excess of Par Value.......................................          26,147,517            26,130,604

Accumulated Deficit..................................................         (26,771,614)          (26,853,336)

Treasury Stock - At Cost - 2,500,000 shares..........................            (703,000)             (703,000)

Deferred Financing Costs.............................................             (11,275)                   --
                                                                            ---------------      ---------------

Total Stockholders' Equity (Deficit).................................          (1,160,015)           (1,247,375)
                                                                            ---------------      ---------------
Total Liabilities and Stockholders' Equity (Deficit).................       $   2,974,413        $    3,416,872
                                                                            ===============      ===============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                      ---------------------------------
                                                                           2002               2001
                                                                      -------------       -------------
REVENUES:
     Licenses.................................................        $    230,500        $    155,000
     Maintenance..............................................           1,091,337           1,055,541
     Professional Services....................................             301,150             418,415
     Applications Service Provider ("ASP") Services...........             113,983              65,370
                                                                      -------------       -------------
     TOTAL REVENUES...........................................           1,736,970           1,694,326
                                                                      -------------       -------------

COST OF REVENUES:
     Licenses.................................................             301,203             336,847
     Maintenance..............................................             512,248             705,306
     Professional Services....................................             137,011             201,650
     ASP Services.............................................              38,354              44,215
                                                                      -------------       -------------
     TOTAL COST OF REVENUES...................................             988,816           1,288,018
                                                                      -------------       -------------
     DIRECT MARGIN............................................             748,154             406,308
                                                                      -------------       -------------

OPERATING EXPENSES:
     Sales and Marketing......................................             230,709             279,620
     General and Administrative...............................             286,753             318,756
     Research and Development.................................             111,928             126,658
     Allowance for Doubtful Accounts..........................                  --             (83,162)
                                                                      -------------       -------------
     TOTAL OPERATING EXPENSES.................................             629,390             641,872
                                                                      -------------       -------------
     OPERATING INCOME (LOSS)..................................             118,764            (235,564)
                                                                      -------------       -------------

OTHER INCOME (EXPENSE):
     Other Income.............................................                  --             225,127
     Interest Expense.........................................             (37,080)            (95,295)
     Interest Income..........................................                  38               8,221
                                                                      -------------       -------------
     TOTAL OTHER INCOME (EXPENSE).............................             (37,042)            138,053
                                                                      -------------       -------------
     INCOME (LOSS) BEFORE INCOME TAX
       BENEFIT................................................              81,722             (97,511)

INCOME TAX BENEFIT............................................                  --                  --
                                                                      -------------       -------------
NET INCOME (LOSS).............................................        $     81,722        $    (97,511)
                                                                      =============       =============
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE............        $        .01        $      (0.01)
                                                                      =============       =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR BASIC EARNINGS (LOSS)
     PER COMMON SHARE.........................................          15,335,718          15,181,172
                                                                      =============       =============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         -----------------------------
                                                                             2002             2001
                                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income (Loss) from Operations...................................   $    81,722      $    (97,511)
      Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided From (Used For) Operating Activities:
             Depreciation.............................................        29,750            36,296
             Amortization of Capitalized Software.....................       192,255           224,809
             Amortization of Deferred Financing Costs.................         6,682                --
             Provision for Uncollectible Accounts.....................            --           (83,162)
             Non-cash Financing Cost..................................         5,638                --

      Changes in Assets and Liabilities:
         (Increase) Decrease in:
             Accounts Receivable......................................       158,665         1,261,954
             Prepaid Expenses.........................................        16,106            (2,063)
             Other Receivable.........................................       (24,311)          285,000

         Increase (Decrease) in:
             Accounts Payable.........................................      (192,593)         (466,596)
             Accrued Liabilities......................................       (75,875)         (153,402)
             Unearned Revenue.........................................      (244,423)         (238,065)
                                                                         ------------     ------------

      Net Cash (Used For) Provided From Operating Activities..........       (46,384)          767,260
                                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures............................................        (3,620)             (500)
      Capitalized Software Expenditures...............................      (275,647)         (245,329)
                                                                         ------------     ------------

      Net Cash (Used For) Provided From Investing Activities..........      (279,267)         (245,829)
                                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal Payments on Capital Lease.............................       (16,928)          (15,630)
                                                                         ------------     ------------

      Net Cash (Used For) Provided From Financing Activities..........       (16,928)          (15,630)
                                                                         ------------     ------------

CHANGE IN CASH AND CASH EQUIVALENTS...................................      (342,579)          505,801

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD.......................       430,545           421,938
                                                                         ------------     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD.............................   $    87,966      $    927,739
                                                                         ============     ============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[1] GENERAL

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior period have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of March 31, 2002, and the results of their operations for the three month periods ended March 31, 2002 and 2001, and their cash flows for the three month periods ended March 31, 2002 and 2001. Such adjustments are of a normal and recurring nature. The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for a full year.

[2] CONVERTIBLE DEBENTURES

On March 31, 1997, the Company sold $3,000,000 of 12.5% Convertible Debentures due March 2002 to an institutional investor. The debentures were sold at face value, paid interest quarterly and were convertible, in whole or in part, into shares of common stock of the Company at $1.25 per share, subject to adjustment.

On June 28, 2001, the Company raised $1,800,000 through a private placement of 8.00% convertible debentures with investors headed by the Renaissance Capital Group, Inc. ("Renaissance") of Dallas, Texas. An aggregate of $1,400,000 was sold to the Renaissance US Growth and Income Trust PLC (traded on the London Stock Exchange) and BFS US Special Opportunities Trust PLC, which are managed by Renaissance. Also, an aggregate of $400,000 was sold to three other private investors including John Roblin, Chairman of the Board, President and Chief Executive Officer of the Company. The related financing costs incurred of $187,090 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt.

Immediately upon its receipt of the funds, the Company used $1,660,000 of the proceeds to fully settle its $3,000,000 principal amount 12.5% convertible debentures, due in 2002. The remainder of the funds raised from the transaction were to be used for working capital purposes. The new debentures, maturing in 2008, are convertible into shares of the Company's common stock initially at $0.50 per share, subject to adjustment in accordance with the terms of the parties' respective loan agreements. The Company recognized an extraordinary gain on the extinguishment of debt of $804,000, net of income taxes of $536,000, in June 2001.

As of September 30, 2001 and December 31, 2001, the Company was not in compliance with the financial covenants of the Convertible Loan Agreements pursuant to which an aggregate of $1.8 million of 8% convertible debentures were issued and sold by the Company in June 2001 (the "Loan Agreements"). On September 30, 2001, the Company received Limited Waivers to the Loan Agreements under which the holders waived the Company's non-compliance that existed up through and including September 30, 2001 under the financial covenant in the Loan Agreements. On December 31, 2001, the Company received a similar waiver to the Loan Agreements under which the holders waived the Company's non-compliance that existed up through and including December 31, 2001.

In March 2002, the holders under the Loan Agreements agreed to an amendment of the Loan Agreements pursuant to which one of the financial covenants was amended for the quarters ending March 31, June 30 and September 30, 2002. As consideration for such amendments, the Company issued to such holders an aggregate of 128,572 warrants to purchase such number of shares of the Company's Common Stock at an exercise price of $0.22 per share. The warrants shall expire in five years and shall become exercisable in equal installments on each of March

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

31, 2002, June 30, 2002 and September 30, 2002, respectively. The $16,913 estimated fair market value of the warrants have been charged to deferred financing costs and will be amortized over the amendment period.

[5] SEGMENT INFORMATION

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


                                                                     (DOLLARS IN THOUSANDS)
                                                                THREE MONTHS ENDED MARCH 31, 2002
                                                      --------------------------------------------------
                                                          CLASSIC             TAS         CONSOLIDATED
                                                      ---------------    -------------  ----------------

Revenues.....................................            $ 1,501          $    236           $ 1,737
Operating Profit (Loss)......................                392              (273)              119
Interest Income..............................                 --                --                --
Interest Expense.............................                 32                 5                37
Depreciation and Amortization................                 58               171               229
Capital Expenditures.........................                  4                --                 4
Capitalized Software Expenditures............                276                --               276
Income (Loss) before Income Tax Benefit......                360              (278)               82


                                                                     (DOLLARS IN THOUSANDS)
                                                                THREE MONTHS ENDED MARCH 31, 2001
                                                      --------------------------------------------------
                                                          CLASSIC             TAS         CONSOLIDATED
                                                      ---------------    -------------  ----------------

Revenues.....................................            $ 1,514          $    180           $ 1,694
Operating Profit (Loss)......................                415              (651)             (236)
Interest Income..............................                  7                 1                 8
Interest Expense.............................                 85                10                95
Depreciation and Amortization................                 17               244               261
Capital Expenditures.........................                 --                --                --
Capitalized Software Expenditures............                 --               245               245
Income (Loss) before Income Tax Benefit......                337              (435)              (98)


[6] EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                     FOR THE THREE MONTHS ENDED
                                                                            MARCH 31, 2002
                                                             ---------------------------------------------
                                                                INCOME           SHARES        PER SHARE
                                                              (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                             -------------   ---------------  ------------
Basic EPS:
 Income Available to Common
   Stockholders......................................         $   81,722       15,335,718       $   0.01
Effect of Dilutive Securities:
  Options............................................                 --            2,292             --
  Warrants...........................................                 --               --             --
                                                             -------------   ---------------  ------------
Diluted EPS:
 Income Available to Common Stockholders
   Plus Assumed Conversions..........................         $   81,722       15,338,010       $   0.01
                                                             =============   ===============  ============


                                                                     FOR THE THREE MONTHS ENDED
                                                                            MARCH 31, 2001
                                                             ---------------------------------------------
                                                                INCOME           SHARES        PER SHARE
                                                              (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                             -------------   ---------------  ------------
Basic EPS:
 Income Available to Common
   Stockholders......................................         $  (97,511)      15,181,172       $  (0.01)
Effect of Dilutive Securities:
  Options............................................                 --               --             --
  Warrants...........................................                 --               --             --
                                                             -------------   ---------------  ------------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................         $  (97,511)      15,181,172       $  (0.01)
                                                             =============   ===============  ============

Options to purchase 2,441,750 shares of common stock at prices ranging from $.26 to $4.00 per share were outstanding at March 31, 2002, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($.24).

The Company's options and warrants were not included in the computation of EPS for the periods ended March 31, 2001 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the periods ended March 31, 2002 and 2001 because it would be antidilutive.

[7] OTHER INCOME

Other income is comprised of a settlement of an outstanding customer dispute and a favorable resolution of a liability related to the customer dispute.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Total revenues for the three months ended March 31, 2002 were $1,737,000 as compared to $1,694,000 for the same period in 2001. License fees were $231,000 for the three months ended March 31, 2002 compared to $155,000 in the same period in 2001, as a result of new product sales in the first quarter of 2002. For the three months ended March 31, 2002, maintenance revenues were $1,091,000 compared to $1,056,000 in the same period of the prior year due to an increased Classic customer base. Professional services revenue contributed $301,000 in the three months ended March 31, 2002 compared to $418,000 in the first quarter of 2001. For the three months ended March 31, 2002, ASP revenues were $114,000 as compared to $65,000 in the same period for the prior year. Total Classic revenues were $1,501,000 for the three months ended March 31, 2002 as compared to $1,514,000 for the three months ended March 31, 2001. Total TAS 2000 revenues were $236,000 for the three months ended March 31, 2002 as compared to $180,000 for the three months ended March 31, 2001.

Cost of sales decreased to $989,000 for the three months ended March 31, 2002 as compared to $1,288,000 for the same period in 2001 due to staff and other cost reductions in the TAS 2000 division. Non-cash capitalized software amortization was $192,000 for the three months ended March 31, 2002 as compared to $225,000 for the same period in 2001. The Company capitalized $276,000 of software development costs in the first three months of 2002 as compared to $245,000 in the same period in 2001.

Research and development expenses were $112,000 for the three months ended March 31, 2002 compared to $127,000 for the same period in 2001. The Company is continuing to enhance the functionality of its products and to refine its processes in response to customer needs.

Sales and marketing expenses were $231,000 for the three months ended March 31, 2002 as compared to $280,000 in the same period of 2001 primarily due to a decrease in advertising and promotion expenses in 2002.

General and administrative expenses decreased to $287,000 in the three months ended March 31, 2002 as compared to $319,000 in the same period in 2001 primarily due to a decrease in consulting and legal costs in the first three months of 2002.

Other income was none for the three months ended March 31, 2002 as compared to $225,000 in the same period of 2001 due to the settlement of an outstanding customer dispute and a favorable resolution of a liability related to the customer dispute in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had a working capital deficit of $(1,078,000) compared to working capital deficit of $(3,021,000) in 2001.

The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs for the Company in 2002.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144. As a result goodwill will no longer be required to be allocated to long-lived assets to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is not currently affected by this Statement's requirements.

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

In June 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," collectively referred to as the "Standards." SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." SFAS 141 (1) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) requires that unamortized negative goodwill be written off immediately as an extraordinary gain. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001. SFAS 141 requires that the unamortized deferred credit related to an excess over cost arising from an investment acquired prior to July 1, 2001 accounted for using the equity method (equity-method negative goodwill), must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off immediately and recorded as an extraordinary gain. The adoption of SFAS 141 did not have a material impact on the Company's consolidated financial statements. The Company has adopted SFAS 142 on January 1, 2002. The Company does not believe that the adoption of the SFAS 142 will have a significant impact on its results of operations or financial position.

The FASB is also considering the rescission of SFAS 4, "Recording Gains for Losses for Extinguishment of Debt." When initially issued, the pronouncement may prohibit classification of such gains or losses as extraordinary items.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

PART II:   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

      In March 2002, the Company issued to the holders under the Loan Agreements an aggregate of 128,572 warrants to purchase such number of shares of the Company's Common Stock at an exercise price of $0.22 per share. The warrants shall expire in five years and shall become exercisable in equal installments on March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The warrants were issued as consideration for such lender's agreement to amend the Loan Agreements under which one of the financial covenants was amended for the quarters ending March 31, June 30 and September 30, 2002. The issuance of the warrants to such holders was exempt from registration under Section 4(2) of the Securities Act of 1933 because the offer and sales were made to a limited number of investors in a private transaction.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)        EXHIBITS.

           10(c)(5) 1995 Employee Stock Option Plan, as amended on June 22, 2000 by the stockholders of the Company.

            10(l)(10)   First Amendment to Convertible Loan Agreements, dated as
                        of March 30, 2002, by and among the Company, Renaissance
                        US Growth & Income Trust PLC, BFSUS Special
                        Opportunities Trust PLC and Renaissance Capital Group,
                        Inc.

           10(l)(11)    Form of Warrant issued by the Company to each of the
                        holders under the Convertible Loan Agreements.

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

                                        COVER-ALL TECHNOLOGIES INC.


Date: May 13, 2002                      By: /s/ John Roblin
                                           -------------------------------------
                                            John Roblin, Chairman of the Board
                                            of Directors, President and Chief
                                            Executive Officer



Date: May 13, 2002                      By: /s/ Ann Massey
                                            ------------------------------------
                                            Ann Massey, Chief Financial Officer