Form 10-Q
period 2002-06-30
COVER ALL TECHNOLOGIES INC
filed 2002-08-14
CIK 737300

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                ----------------

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2002    Commission File Number  0-13124
                               --------------                           --------


                           COVER-ALL TECHNOLOGIES INC.
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                            13-2698053
            --------                                            ----------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

      18-01 Pollitt Drive
      Fair Lawn, New Jersey                                        07410
      ---------------------                                        -----
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

                 Number of shares outstanding at August 5, 2002:

          15,335,718 shares of Common Stock, par value $.01 per share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002.
--------------------------------------------------------------------------------


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
         and December 31, 2001 (Audited).....................................  3

         Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 (Unaudited)............................  5

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2002 and 2001 (Unaudited)............................  6

         Notes to Consolidated Financial Statements (Unaudited)..............  7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 11

ITEM 3.  Qualitative and Quantitative Disclosures
         About Market Risk................................................... 14

PART II: OTHER INFORMATION................................................... 15

ITEM 4.  Submission of Matters to a Vote of Security Holders................. 15

ITEM 6.  Exhibits and Reports on Form 8-K.................................... 15

SIGNATURES    ............................................................... 16

                               . . . . . . . . . .

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         --------------------


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------

                                                                            JUNE 30, 2002       DECEMBER 31, 2001
                                                                          -------------------  --------------------
                                                                              (UNAUDITED)           (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents.........................................     $         194,845    $         430,545
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 and $25,000 in 2002 and 2001, respectively).........               685,771            1,007,194
   Other Receivable..................................................                21,753                5,101
   Prepaid Expenses..................................................               194,173              306,999
                                                                          -------------------  --------------------

   Total Current Assets..............................................             1,096,542            1,749,839
                                                                          -------------------  --------------------
Property and Equipment-- At Cost:
   Furniture, Fixtures and Equipment.................................             1,300,402            1,286,122
   Less:  Accumulated Depreciation...................................            (1,109,806)          (1,054,968)
                                                                          -------------------  --------------------

  Property and Equipment-- Net.......................................               190,596              231,154
                                                                          -------------------  --------------------

Capitalized Software (Less Accumulated Amortization of
   $5,237,662 and $4,844,612, respectively)..........................             1,385,275            1,202,818
                                                                          -------------------  --------------------

Deferred Financing Costs (Net of Accumulated Amortization of
   $26,728 and $13,364, respectively)................................               160,362              173,726
                                                                          -------------------  --------------------

Other Assets.........................................................                59,335               59,335
                                                                          -------------------  --------------------

   Total Assets......................................................     $       2,892,110    $       3,416,872
                                                                          ===================  ====================

              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.




COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------


                                                                               JUNE 30,            DECEMBER 31,
                                                                                 2002                  2001
                                                                          -----------------    --------------------
                                                                              (UNAUDITED)           (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]:
Current Liabilities:
   Accounts Payable..................................................     $       438,720      $       582,522
   Accrued Liabilities...............................................             411,237              442,524
   Obligation Under Capital Lease....................................                  --               17,980
   Unearned Revenue..................................................           1,544,394            1,821,221
                                                                          -----------------    --------------------

   Total Current Liabilities.........................................           2,394,351            2,864,247
                                                                          -----------------    --------------------

Long-Term Liabilities:
   Convertible Debentures............................................           1,800,000            1,800,000
                                                                          -----------------    --------------------

   Total Long-Term Liabilities.......................................           1,800,000            1,800,000
                                                                          -----------------    --------------------

   Total Liabilities.................................................           4,194,351            4,664,247
                                                                          -----------------    --------------------

Commitments and Contingencies........................................                  --                   --
                                                                          -----------------    --------------------

Stockholders' Equity (Deficit):
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 17,835,718 and
     17,835,718 Shares Issued and 15,335,718 and
     15,335,718 Shares Outstanding, Respectively.....................             178,357              178,357

Capital In Excess of Par Value.......................................          26,147,517           26,130,604

Accumulated Deficit..................................................         (26,919,477)         (26,853,336)

Treasury Stock - At Cost - 2,500,000 Shares..........................            (703,000)            (703,000)

Deferred Financing Costs.............................................              (5,638)                  --
                                                                          -----------------    --------------------

Total Stockholders' Equity (Deficit).................................          (1,302,241)          (1,247,375)
                                                                          -----------------    --------------------

Total Liabilities and Stockholders' Equity (Deficit).................     $     2,892,110      $     3,416,872
                                                                          =================    ====================

              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                                              -4-


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                      ------------------------------     -------------------------------
                                                          2002              2001             2002              2001
                                                      -----------       ------------     -----------        ------------
REVENUES:
     Licenses..................................       $   106,000       $    51,000      $   336,500        $   206,000
     Maintenance...............................         1,093,302         1,069,646        2,184,639          2,125,187
     Professional Services.....................           227,913           307,243          529,063            725,658
     Applications Service Provider ("ASP")
          Services.............................           132,951            69,120          246,934            134,490
                                                      -----------       ------------     -----------        ------------
     TOTAL REVENUES............................         1,560,166         1,497,009        3,297,136          3,191,335
                                                      -----------       ------------     -----------        ------------
COST OF REVENUES:
     Licenses..................................           304,786           371,619          605,989            708,466
     Maintenance...............................           503,330           678,546        1,015,578          1,383,852
     Professional Services.....................           113,331           175,904          250,342            377,554
     ASP Services..............................            47,349            44,381           85,703             88,596
                                                      -----------       ------------     -----------        ------------
     TOTAL COST OF REVENUES....................           968,796         1,270,450        1,957,612          2,558,468
                                                      -----------       ------------     -----------        ------------
     DIRECT MARGIN.............................           591,370           226,559        1,339,524            632,867
                                                      -----------       ------------     -----------        ------------
OPERATING EXPENSES:
     Sales and Marketing.......................           279,713           391,297          510,422            670,917
     General and Administrative................           295,232           385,245          581,984            704,001
     Research and Development..................           127,887            79,539          239,816            206,197
     Allowance for Doubtful Accounts...........                --                --               --           (83,162)
                                                      -----------       ------------     -----------        ------------
     TOTAL OPERATING EXPENSES..................           702,832           856,081        1,332,222          1,497,953
                                                      -----------       ------------     -----------        ------------
     OPERATING INCOME (LOSS)...................         (111,462)          (629,522)           7,302          (865,086)
                                                      -----------       ------------     -----------        ------------
OTHER INCOME (EXPENSE):
     Other Income..............................                --                --               --            225,127
     Interest Expense..........................          (37,102)           (93,938)        (74,182)          (189,233)
     Interest Income...........................               701             4,629              739             12,850
                                                      -----------       ------------     -----------        ------------
     TOTAL OTHER INCOME (EXPENSE)..............          (36,401)           (89,309)        (73,443)             48,744
                                                      -----------       ------------     -----------        ------------
     INCOME (LOSS) BEFORE INCOME TAX
         BENEFIT...............................         (147,863)          (718,831)        (66,141)          (816,342)
                                                      -----------       ------------     -----------        ------------
INCOME TAX BENEFIT.............................                --           536,000               --            536,000
                                                      -----------       ------------     -----------        ------------
INCOME (LOSS) BEFORE EXTRAORDINARY
     ITEMS.....................................       $ (147,863)       $  (182,831)     $  (66,141)        $ (280,342)
                                                      ===========       ============     ===========        ============
EXTRAORDINARY ITEM - GAIN ON
     EXTINGUISHMENT OF DEBT (NET OF
     INCOME TAX OF $536,000)...................                --           804,000               --            804,000
                                                      -----------       ------------     -----------        ------------
NET INCOME (LOSS)..............................       $ (147,863)       $   621,169      $  (66,141)        $   523,658
                                                      ===========       ============     ===========        ============
BASIC AND DILUTED EARNINGS (LOSS) PER
     COMMON SHARE BEFORE
     EXTRAORDINARY ITEMS.......................       $     (.01)       $     (.01)      $        --        $     (.02)
                                                      ===========       ============     ===========        ============
BASIC AND DILUTED EARNINGS (LOSS) PER
     COMMON SHARE..............................       $     (.01)       $      .04       $        --        $      .03
                                                      ===========       ============     ===========        ============
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING FOR BASIC
     EARNINGS (LOSS) PER COMMON SHARE..........        15,336,000        15,181,000       15,336,000         15,181,000
                                                      ===========       ============     ===========        ============

              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------------------
                                                                                    2002                2001
                                                                              ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income (Loss) from Operations.......................................    $       (66,141)    $       523,658
      Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided From (Used For) Operating Activities:
             Depreciation.................................................             54,838              76,160
             Amortization of Capitalized Software.........................            393,050             449,619
             Amortization of Deferred Financing Costs.....................             13,364                  --
             Gain on Extinguishment of Convertible Debentures.............                 --          (1,340,000)
             Provision for Uncollectible Accounts.........................                 --             (83,162)
             Non-cash Financing Cost......................................             11,276                  --

      Changes in Assets and Liabilities:
         (Increase) Decrease in:
             Accounts Receivable..........................................            321,423           1,476,767
             Prepaid Expenses.............................................            112,826              64,073
             Other Receivable.............................................            (16,652)            285,000

         Increase (Decrease) in:
             Accounts Payable.............................................           (143,802)           (228,050)
             Accrued Liabilities..........................................            (31,287)            (90,538)
             Unearned Revenue.............................................           (276,827)           (194,229)
                                                                              ----------------    -----------------

      Net Cash (Used For) Provided From Operating Activities..............            372,068             939,228
                                                                              ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures................................................            (14,280)            (61,038)
      Capitalized Software Expenditures...................................           (575,508)           (499,406)
                                                                              ----------------    -----------------

      Net Cash (Used For) Provided From Investing Activities..............           (589,788)           (560,444)
                                                                              ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Convertible Debentures................................                 --           1,800,000
      Payment on Convertible Debentures...................................                 --          (1,660,000)
      Deferred Financing Costs............................................                 --            (170,852)
      Principal Payments on Capital Lease.................................            (17,980)            (31,575)
                                                                              ----------------    -----------------

      Net Cash (Used For) Provided From Financing Activities..............            (17,980)            (62,427)
                                                                              ----------------    -----------------

CHANGE IN CASH AND CASH EQUIVALENTS.......................................           (235,700)            316,357

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...........................            430,545             421,938
                                                                              ----------------    -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD.................................    $       194,845     $       738,295
                                                                              ================    =================

              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                                              -6-

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of June 30, 2002, and the results of their operations for the three and six month periods ended June 30, 2002 and 2001, and their cash flows for the six month periods ended June 30, 2002 and 2001. Such adjustments are of a normal and recurring nature. The results of operations for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for a full year.

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

In March 2002, the holders under the Loan Agreements agreed to an amendment of the Loan Agreements pursuant to which one of the financial covenants was amended for the quarters ending March 31, June 30 and September 30, 2002. As consideration for such amendments, the Company issued to such holders an aggregate of 128,572 warrants to purchase such number of shares of the Company's Common Stock at an exercise price of $0.22 per share. The warrants shall expire in five years and shall become exercisable in equal installments on each of March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The $16,913 estimated fair market value of the warrants have been charged to deferred financing costs and will be amortized over the amendment period.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[3] SEGMENT INFORMATION

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

                                                                   (DOLLARS IN THOUSANDS)
                                                              THREE MONTHS ENDED JUNE 30, 2002
                                                 --------------------------------------------------------------
                                                        CLASSIC                TAS             CONSOLIDATED
                                                 -------------------- --------------------- -------------------
Revenues.....................................           $ 1,351              $    209            $ 1,560
Operating Profit (Loss)......................                92                  (204)              (112)
Interest Income..............................                 1                    --                  1
Interest Expense.............................                32                     5                 37
Depreciation and Amortization................                69                   163                232
Capital Expenditures.........................                 9                     1                 10
Capitalized Software Expenditures............               300                    --                300
Income (Loss) before Income Tax Benefit......                60                  (208)              (148)


                                                                       (DOLLARS IN THOUSANDS)
                                                                   SIX MONTHS ENDED JUNE 30, 2002
                                                 --------------------------------------------------------------
                                                        CLASSIC                TAS             CONSOLIDATED
                                                 -------------------- --------------------- -------------------
Revenues.....................................          $  2,852              $    445            $  3,297
Operating Profit (Loss)......................               484                  (477)                  7
Interest Income..............................                 1                    --                   1
Interest Expense.............................                64                    10                  74
Depreciation and Amortization................               127                   334                 461
Capital Expenditures.........................                13                     1                  14
Capitalized Software Expenditures............               576                    --                 576
Income (Loss) before Income Tax Benefit......               420                  (486)                (66)


                                                                       (DOLLARS IN THOUSANDS)
                                                                  THREE MONTHS ENDED JUNE 30, 2001
                                                 --------------------------------------------------------------
                                                        CLASSIC                TAS             CONSOLIDATED
                                                 -------------------- --------------------- -------------------
Revenues.....................................           $ 1,350              $    147             $ 1,497
Operating Profit (Loss)......................                13                  (643)               (630)
Interest Income..............................                 5                    --                   5
Interest Expense.............................                85                     9                  94
Depreciation and Amortization................                21                   244                 265
Capital Expenditures.........................                55                     6                  61
Capitalized Software Expenditures............                --                   254                 254
Income (Loss) before Income Tax Benefit......               (67)                 (652)               (719)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                       (DOLLARS IN THOUSANDS)
                                                                   SIX MONTHS ENDED JUNE 30, 2001
                                                 --------------------------------------------------------------
                                                        CLASSIC                TAS             CONSOLIDATED
                                                 -------------------- --------------------- -------------------
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

[4]  EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                         FOR THE THREE MONTHS ENDED
                                                                               JUNE 30, 2002
                                                          -------------------------------------------------------
                                                              INCOME              SHARES             PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                          ---------------    -----------------    ---------------
Basic EPS:
 Income Available to Common
   Stockholders......................................       $  (147,863)         15,335,718         $     (0.01)
Effect of Dilutive Securities:
  Options............................................               --                   --                  --
  Warrants...........................................               --                   --                  --
                                                            ------------        -----------         ------------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................       $  (147,863)         15,335,718         $      (0.01)
                                                            ============        ===========         =============


                                                                         FOR THE SIX MONTHS ENDED
                                                                               JUNE 30, 2002
                                                          -------------------------------------------------------
                                                              INCOME              SHARES             PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                          ---------------    -----------------    ---------------

Basic EPS:
 Income Available to Common
   Stockholders......................................       $   (66,141)         15,335,718         $      (0.00)
Effect of Dilutive Securities:
  Options............................................                --                  --                   --
  Warrants...........................................                --                  --                   --
                                                            ------------        -----------         ------------
Diluted EPS:
  Income Available to Common Stockholders

    Plus Assumed Conversions.........................       $   (66,141)         15,335,718         $      (0.00)
                                                            ============        ===========         ============

                                                                         FOR THE THREE MONTHS ENDED
                                                                               JUNE 30, 2001
                                                          -------------------------------------------------------
                                                              INCOME              SHARES             PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                          ---------------    -----------------    ---------------
Basic EPS:
 Income Available to Common
   Stockholders......................................       $    621,169         15,181,172         $       0.04
Effect of Dilutive Securities:
  Options............................................                 --              5,073                   --
  Warrants...........................................                 --                 --                   --
                                                            ------------        -----------         ------------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................       $    621,169         15,186,245         $       0.04
                                                            ============        ===========         ============


                                                                         FOR THE SIX MONTHS ENDED
                                                                               JUNE 30, 2001
                                                          -------------------------------------------------------
                                                              INCOME              SHARES             PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                          ---------------    -----------------    ---------------
Basic EPS:
 Income Available to Common
   Stockholders......................................       $    523,658         15,181,172         $       0.03
Effect of Dilutive Securities:
  Options............................................                 --              1,932                   --
  Warrants...........................................                 --                 --                   --
                                                            ------------        -----------         ------------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................       $    523,658         15,183,104         $       0.03
                                                            ============        ===========         ============

The Company's options and warrants were not included in the computation of EPS for the periods ended June 30, 2002 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the periods ended June 30, 2002 because it would be antidilutive.

Options to purchase 2,586,000 shares of common stock at prices ranging from $.34 to $4.00 per share were outstanding at June 30, 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($.33). The Company's convertible debt does not affect the EPS calculation for the periods ended June 30, 2001 because it would be antidilutive.

[5]  OTHER INCOME

Other income is comprised of a settlement of an outstanding customer dispute and a favorable resolution of a liability related to the customer dispute.

[6]  EXTRAORDINARY ITEMS

On June 28, 2001, the Company settled its $3,000,000 principal amount 12.5% convertible debentures due in 2002 for $1,660,000. The transaction resulted in an extraordinary gain of $804,000, net of income taxes of $536,000. Earnings per share for the extraordinary gain was $.05.

ITEM 2:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Total revenues for the three months ended June 30, 2002 were $1,560,000 as compared to $1,497,000 for the same period in 2001. License fees were $106,000 for the three months ended June 30, 2002 compared to $51,000 in the same period in 2001, as a result of new product sales in the second quarter of 2002. For the three months ended June 30, 2002, maintenance revenues were $1,093,000 compared to $1,070,000 in the same period of the prior year due to an increased Classic customer base. Professional services revenue contributed $228,000 in the three months ended June 30, 2002 compared to $307,000 in the second quarter of 2001. For the three months ended June 30, 2002, ASP revenues were $133,000 as compared to $69,000 in the same period for the prior year. Total Classic revenues were $1,351,000 for the three months ended June 30, 2002 as compared to $1,350,000 for the three months ended June 30, 2001. Total TAS 2000 revenues were $209,000 for the three months ended June 30, 2002 as compared to $147,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, total revenues were $3,297,000 compared to $3,191,000 in the same period of the prior year. Total Classic revenues were $2,852,000 for the six months ended June 30, 2002 as compared to $2,864,000 in the same period in 2001. Total TAS 2000 revenues were $445,000 for the first six months of 2002 as compared to $327,000 in the same period in 2001.

Cost of sales decreased to $969,000and $1,958,000 for the three and six months ended June 30, 2002 as compared to $1,270,000 and $2,558,000 for the same periods in 2001 due to staff and other cost reductions in the TAS 2000 division. Non-cash capitalized software amortization was $201,000 and $393,000 for the three and six months ended June 30, 2002 as compared to $225,000 and $450,000 for the same periods in 2001. The Company capitalized $300,000 and $576,000 of software development costs in the three and six months ended June 30, 2002 as compared to $254,000 and $499,000 in the same periods in 2001.

Research and development expenses were $128,000 and $240,000 for the three and six months ended June 30, 2002 compared to $80,000 and $206,000 for the same periods in 2001. The Company is continuing to enhance the functionality of its products and to refine its processes in response to customer needs.

Sales and marketing expenses were $279,000 and $510,000 for the three and six months ended June 30, 2002 as compared to $391,000 and $671,000 in the same periods of 2001 primarily due to a decrease in advertising and promotion expenses in 2002.

General and administrative expenses decreased to $295,000 and $582,000 in the three and six months ended June 30, 2002 as compared to $385,000 and $704,000 in the same periods in 2001 primarily due to a decrease in consulting and legal costs in the first six months of 2002.

Other income was none for the three and six months ended June 30, 2002 as compared to none and $225,000 in the same periods of 2001 due to the settlement of an outstanding customer dispute and a favorable resolution of a liability related to the customer dispute in 2001.

Extraordinary gain on extinguishment of debt was none for the three and six months ended June 30, 2002 as compared to $804,000, net of income taxes of $536,000, in the same periods of 2001 due to the settlement of $3,000,000 principal amount 12.5% convertible debenture due in 2002 for $1,660,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2002, the Company had a working capital deficit of $(1,298,000) compared to working capital deficit of $(821,000) in 2001.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs for the Company in 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections."

Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any income tax effect. As a result the criteria in Opinion No. 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4 and is no longer necessary because Statement 4 has been rescinded.

Statement 145 amended Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects.

This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

The Company expects that the adoption of these new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statements have been further studied.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


PART II:      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ---------------------------------------------------

The Annual Meeting of Stockholders of Cover-All Technologies Inc. was held on June 20, 2002 (the "Meeting"). At the Meeting, the stockholders of the Company elected two directors, Earl Gallegos and Mark D. Johnston, to serve for a three-year term and until their successors have been duly elected and qualified.

Indicated below are the total votes cast in favor of each of the director nominees and the total votes withheld:

Director                 Votes for         Votes Against         Votes Withheld
--------                 ---------         -------------         --------------

Earl Gallegos             12,723,440                 --                 18,445
Mark D. Johnston          12,713,728                 --                 28,157


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
              ---------------------------------

(a)           EXHIBITS.

              99.1 Certification of John W. Roblin pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification of Ann Massey pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                         COVER-ALL TECHNOLOGIES INC.


Date: August 14, 2002                    By: /s/ John Roblin
                                             -----------------------------------------------------
                                             John Roblin, Chairman of the Board of Directors,
                                             President and Chief Executive Officer



Date: August 14, 2002                    By: /s/ Ann Massey
                                             -----------------------------------------------------
                                             Ann Massey, Chief Financial Officer