Form 10-Q
period 2002-09-30
COVER ALL TECHNOLOGIES INC
filed 2002-11-13
CIK 737300

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2002   Commission File Number   0-13124
                                 ------------------                            -------

                           COVER-ALL TECHNOLOGIES INC.
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                        13-2698053
             --------                                        ----------
  (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

            18-01 Pollitt Drive
           Fair Lawn, New Jersey                                   07410
           --------------------                                    -----
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

Registrant's telephone number, including area code:        (201) 794-4800
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

                Number of shares outstanding at November 4, 2002:

          15,335,718 shares of Common Stock, par value $.01 per share.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002.
---------------------------------------------------------------------------------------------------------


PART I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of September 30, 2002 (Unaudited)
              and December 31, 2001 (Audited)..................................................   3

              Consolidated Statements of Operations for the three and nine
              months ended September 30, 2002 and 2001 (Unaudited).............................   5

              Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2002 and 2001 (Unaudited).............................   6

              Notes to Consolidated Financial Statements (Unaudited)...........................   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................................  13

     Item 3.  Qualitative and Quantitative Disclosures
              About Market Risk................................................................  15

     Item 4.  Controls and Procedures..........................................................  15

PART II: OTHER INFORMATION.....................................................................  16

     Item 2.  Changes in Securities and Use of Proceeds........................................  16

     Item 6.  Exhibits and Reports on Form 8-K.................................................  16

SIGNATURES.....................................................................................  17

ADDENDUM: SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS

     Certification of John Roblin..............................................................  18

     Certification of Ann Massey...............................................................  19

PART I:  FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS
         --------------------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                 2002                  2001
                                                                           ----------------      ---------------
                                                                              (UNAUDITED)           (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents.........................................      $        294,536      $       430,545
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 and $25,000 in 2002 and 2001, respectively).........               794,026            1,007,194
   Other Receivable..................................................                 1,668                5,101
   Prepaid Expenses..................................................               440,676              306,999
                                                                           ----------------      ---------------

   Total Current Assets..............................................             1,530,906            1,749,839
                                                                           ----------------      ---------------
Property and Equipment-- At Cost:
   Furniture, Fixtures and Equipment.................................             1,303,006            1,286,122
   Less:  Accumulated Depreciation...................................            (1,133,617)          (1,054,968)
                                                                           ----------------      ---------------

  Property and Equipment-- Net.......................................               169,389              231,154
                                                                           ----------------      ---------------

Capitalized Software (Less Accumulated Amortization of
   $5,461,015 and $4,844,612, respectively)..........................             1,358,791            1,202,818
                                                                           ----------------      ---------------

Deferred Financing Costs (Net of Accumulated Amortization of
   $34,054 and $13,364, respectively)................................               207,256              173,726
                                                                           ----------------      ---------------

Other Assets.........................................................                59,335               59,335
                                                                           ----------------      ---------------

   Total Assets......................................................      $      3,325,677      $     3,416,872
                                                                           ================      ===============

              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                 2002                  2001
                                                                          -------------------  --------------------
                                                                              (UNAUDITED)           (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable..................................................     $       522,025      $       582,522
   Accrued Liabilities...............................................             302,278              442,524
   Obligation Under Capital Lease....................................                  --               17,980
   Unearned Revenue..................................................           1,652,510            1,821,221
                                                                          ---------------      ---------------

   Total Current Liabilities.........................................           2,476,813            2,864,247
                                                                          ---------------      ---------------

Long-Term Liabilities:
   Convertible Debentures............................................           2,500,000            1,800,000
                                                                          ---------------      ---------------

   Total Long-Term Liabilities.......................................           2,500,000            1,800,000
                                                                          ---------------      ---------------

   Total Liabilities.................................................           4,976,813            4,664,247
                                                                          ---------------      ---------------

Commitments and Contingencies........................................                  --                   --
                                                                          ---------------      ---------------

Stockholders' Equity (Deficit):
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares,
     17,835,718  and 17,835,718 Shares Issued and 15,335,718 and
     15,335,718 Shares Outstanding, Respectively.....................             178,357              178,357

Capital In Excess of Par Value.......................................          26,147,517           26,130,604

Accumulated Deficit..................................................         (27,274,010)         (26,853,336)

Treasury Stock - At Cost - 2,500,000 Shares..........................            (703,000)            (703,000)
                                                                          ---------------      ---------------

Total Stockholders' Equity (Deficit).................................          (1,651,136)          (1,247,375)
                                                                          ---------------      ---------------

Total Liabilities and Stockholders' Equity (Deficit).................     $     3,325,677      $     3,416,872
                                                                          ===============      ===============

              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                     -------------------------------     ------------------------------
                                                         2002              2001             2002              2001
                                                     -------------     -------------     -------------    -------------
REVENUES:
     Licenses..................................      $      72,000     $      30,000     $     408,500    $     236,000
     Maintenance...............................          1,096,332         1,109,082         3,280,971        3,234,269
     Professional Services.....................            163,385           258,495           692,448          984,153
     Applications Service Provider ("ASP")
       Services................................            132,870           130,881           379,804          265,371
                                                     -------------     -------------     -------------    -------------
     TOTAL REVENUES............................          1,464,587         1,528,458         4,761,723        4,719,793
                                                     -------------     -------------     -------------    -------------
COST OF REVENUES:
     Licenses..................................            319,435           338,344           925,424        1,046,810
     Maintenance...............................            570,012           628,629         1,585,590        2,012,481
     Professional Services.....................             68,969           172,326           319,311          549,880
     ASP Services..............................             77,204            75,055           162,907          163,651
                                                     -------------     -------------     -------------    -------------
     TOTAL COST OF REVENUES....................          1,035,620         1,214,354         2,993,232        3,772,822
                                                     -------------     -------------     -------------    -------------
     DIRECT MARGIN.............................            428,967           314,104         1,768,491          946,971
                                                     -------------     -------------     -------------    -------------
OPERATING EXPENSES:
     Sales and Marketing.......................            186,337           306,758           696,759          977,675
     General and Administrative................            348,420           334,268           930,404        1,038,269
     Research and Development..................            204,881           105,882           444,697          312,079
     Allowance for Doubtful Accounts...........                 --            25,000                --          (58,162)
                                                     -------------     -------------     -------------    -------------
     TOTAL OPERATING EXPENSES..................            739,638           771,908         2,071,860        2,269,861
                                                     -------------     -------------     -------------    -------------
     OPERATING INCOME (LOSS)...................           (310,671)         (457,804)         (303,369)      (1,322,890)
                                                     -------------     -------------     -------------    -------------

OTHER INCOME (EXPENSE):
     Other Income..............................                 --                --                --          225,127
     Interest Expense..........................            (43,927)          (38,786)         (118,109)        (228,019)
     Interest Income...........................                 65             1,405               804           14,255
                                                     -------------     -------------     -------------    -------------
     TOTAL OTHER INCOME (EXPENSE)..............            (43,862)          (37,381)         (117,305)          11,363
                                                     -------------     -------------     -------------    -------------
     INCOME (LOSS) BEFORE INCOME TAX
       BENEFIT.................................           (354,533)         (495,185)         (420,674)      (1,311,527)

INCOME TAX BENEFIT.............................                 --                --                --          536,000
                                                     -------------     -------------     -------------    -------------
INCOME (LOSS) BEFORE EXTRAORDINARY
     ITEMS.....................................      $    (354,533)    $    (495,185)    $    (420,674)   $    (775,527)

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF
     DEBT (NET OF INCOME TAX OF $536,000)......                 --                --                --          804,000
                                                     -------------     -------------     -------------    -------------
NET INCOME (LOSS)..............................      $    (354,533)    $    (495,185)    $    (420,674)   $      28,473
                                                     =============     =============     =============    =============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON
     SHARE BEFORE EXTRAORDINARY ITEMS..........      $       (0.02)    $       (0.03)    $       (0.03)   $       (0.05)
                                                     =============     =============     =============    =============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON
     SHARE.....................................      $       (0.02)    $       (0.03)    $       (0.03)   $        0.00
                                                     =============     =============     =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR BASIC
     EARNINGS (LOSS) PER COMMON SHARE..........         15,336,000        15,284,000        15,336,000       15,216,000
                                                     =============     =============     =============    =============

              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  ---------------------------------
                                                                                       2002                2001
                                                                                  -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)...................................................        $  (420,674)        $    28,473
      Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided From (Used For) Operating Activities:
             Depreciation.................................................             78,649             112,655
             Amortization of Capitalized Software.........................            616,403             685,624
             Amortization of Deferred Financing Costs.....................             20,690               6,682
             Gain on Extinguishment of Convertible Debentures.............                 --          (1,340,000)
             Provision for Uncollectible Accounts.........................                 --             (58,162)
             Non-cash Financing Cost......................................             16,913                  --

      Changes in Assets and Liabilities:
         (Increase) Decrease in:
             Accounts Receivable..........................................            213,168           1,502,581
             Prepaid Expenses.............................................           (133,677)             42,958
             Other Receivable.............................................              3,433             285,000

         Increase (Decrease) in:
             Accounts Payable.............................................            (60,497)           (251,020)
             Accrued Liabilities..........................................           (140,246)           (280,771)
             Unearned Revenue.............................................           (168,711)           (112,887)
                                                                                  -------------       -------------

      Net Cash Provided From Operating Activities.........................             25,451             621,133
                                                                                  -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures................................................            (16,884)            (65,266)
      Capitalized Software Expenditures...................................           (772,376)           (665,634)
                                                                                  -------------       -------------

      Net Cash (Used For) Provided From Investing Activities..............           (789,260)           (730,900)
                                                                                  -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Convertible Debentures................................            700,000           1,800,000
      Payment on Convertible Debentures...................................                 --          (1,660,000)
      Deferred Financing Costs............................................            (54,220)           (187,089)
      Net Proceeds from Issuance of Common Stock..........................                 --              68,000
      Principal Payments on Capital Lease.................................            (17,980)            (47,841)
                                                                                  -------------       -------------

      Net Cash Provided From (Used For) Financing Activities..............            627,800             (26,930)
                                                                                  -------------       -------------

CHANGE IN CASH AND CASH EQUIVALENTS.......................................           (136,009)           (136,697)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...........................            430,545             421,938
                                                                                  -------------       -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD.................................        $   294,536         $   285,241
                                                                                  =============       =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIODS FOR:
      Interest............................................................        $   118,109         $   228,019
      Income Taxes........................................................                 --                  --

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of September 30, 2002, and the results of their operations for the three and nine month periods ended September 30, 2002 and 2001, and their cash flows for the nine month periods ended September 30, 2002 and 2001. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for a full year.

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

Immediately upon its receipt of the funds, the Company used $1,660,000 of the proceeds to fully settle its $3,000,000 principal amount 12.5% convertible debentures, due in 2002. The remainder of the funds raised from the transaction were to be used for working capital purposes. The Company recognized an extraordinary gain on the extinguishment of debt of $804,000, net of income taxes of $536,000, in June 2001. The new debentures, maturing in 2008, are convertible into shares of the Company's common stock initially at $0.50 per share, subject to adjustment in accordance with the terms of the parties' respective loan agreements. Pursuant to the terms of the convertible debentures issued in June 2001, the issuance of an additional $700,000 of 8.00% convertible debentures in August 2002 (discussed below) caused a reduction in the conversion price of those convertible debentures from $.50 per share to $0.30 per share.

As of September 30, 2001 and December 31, 2001, the Company was not in compliance with the financial covenants of the Convertible Loan Agreements pursuant to which an aggregate of $1.8 million of 8% convertible debentures were issued and sold by the Company in June 2001 (as amended to date, the "Loan Agreements"). On September 30, 2001, the Company received Limited Waivers to the Loan Agreements under which the holders waived the Company's non-compliance that existed up through and including September 30, 2001 under the financial covenant in the Loan Agreements. On December 31, 2001, the Company received a similar waiver to the Loan Agreements under which the holders waived the Company's non-compliance that existed up through and including December 31, 2001.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

share. The warrants shall expire in five years and shall become exercisable in equal installments on each of March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The $16,913 estimated fair market value of the warrants have been charged to deferred financing costs and will be amortized over the amendment period.

On August 21, 2002, the Company, by amendment to the Loan Agreements, raised an additional $700,000 through a private placement of 8% convertible debentures with Renaissance. An aggregate of $700,000 was sold to Renaissance US Growth and Income Trust PLC and BFSUS Special Opportunities Trust PLC. The funds raised from the transaction will be used for working capital purposes. The new debentures, maturing in 2009, are convertible into shares of the Company's common stock, initially at $0.30 per share, subject to adjustments in accordance with the terms of the debentures. The related financing costs incurred of $54,220 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt.

As of September 30, 2002, the Company was not in compliance with the financial covenants of the Loan Agreements. On September 30, 2002, the Company received Limited Waivers to the Loan Agreements under which the holders waived the Company's non-compliance that existed up through and including September 30, 2002 under the financial covenants in the Loan Agreements.

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

                                                                       (DOLLARS IN THOUSANDS)
                                                                THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                    ------------------------------------------------------------
                                                       CLASSIC                  TAS               CONSOLIDATED
                                                    --------------        ---------------     ------------------

Revenues.....................................         $  1,303               $    162              $  1,465
Operating Profit (Loss)......................              (41)                  (270)                 (311)
Interest Income..............................               --                     --                    --
Interest Expense.............................               39                      5                    44
Depreciation and Amortization................               93                    161                   254
Capital Expenditures.........................                3                     --                     3
Capitalized Software Expenditures............              197                     --                   197
Income (Loss) before Income Tax Benefit......              (80)                  (275)                 (355)


                                                                       (DOLLARS IN THOUSANDS)
                                                                NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                    ------------------------------------------------------------
                                                       CLASSIC                  TAS               CONSOLIDATED
                                                    --------------        ---------------     ------------------

Revenues.....................................          $ 4,155              $      607              $ 4,762
Operating Profit (Loss)......................              443                    (746)                (303)
Interest Income..............................                1                      --                    1
Interest Expense.............................              104                      14                  118
Depreciation and Amortization................              220                     496                  716
Capital Expenditures.........................               16                       1                   17
Capitalized Software Expenditures............              772                      --                  772
Income (Loss) before Income Tax Benefit......              340                    (761)                (421)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                       (DOLLARS IN THOUSANDS)
                                                                THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                    ------------------------------------------------------------
                                                       CLASSIC                  TAS               CONSOLIDATED
                                                    --------------        ---------------     ------------------

Revenues.....................................          $ 1,339               $    189               $ 1,528
Operating Profit (Loss)......................              171                   (629)                 (458)
Interest Income..............................                1                     --                     1
Interest Expense.............................               34                      5                    39
Depreciation and Amortization................               24                    255                   279
Capital Expenditures.........................                4                     --                     4
Capitalized Software Expenditures............               --                    167                   167
Income (Loss) before Income Tax Benefit......              138                   (633)                 (495)


                                                                       (DOLLARS IN THOUSANDS)
                                                                NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                    ------------------------------------------------------------
                                                       CLASSIC                  TAS               CONSOLIDATED
                                                    --------------        ---------------     ------------------

Revenues.....................................          $ 4,203               $    517               $ 4,720
Operating Profit (Loss)......................              599                 (1,922)               (1,323)
Interest Income..............................               13                      1                    14
Interest Expense.............................              204                     24                   228
Depreciation and Amortization................               62                    743                   805
Capital Expenditures.........................               59                      6                    65
Capitalized Software Expenditures............               --                    666                   666
Income (Loss) before Income Tax Benefit......              408                 (1,719)               (1,311)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[4]  EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations:

                                                                         FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30, 2002
                                                          ------------------------------------------------------
                                                               INCOME              SHARES            PER SHARE
                                                            (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                          ---------------    ------------------   --------------
Basic EPS:
 Income Available to Common
   Stockholders......................................        $(354,533)          15,335,718          $   (0.02)
Effect of Dilutive Securities:
  Options............................................                --                  --                  --
  Warrants...........................................                --                  --                  --
                                                             ----------          ----------          ----------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................        $(354,533)          15,335,718          $   (0.02)
                                                             ==========          ==========          ==========


                                                                         FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2002
                                                          ------------------------------------------------------
                                                               INCOME              SHARES            PER SHARE
                                                            (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                          ---------------    ------------------   --------------
Basic EPS:
 Income Available to Common
   Stockholders......................................        $(420,674)          15,335,718          $   (0.03)
Effect of Dilutive Securities:
  Options............................................                --                  --                  --
  Warrants...........................................                --                  --                  --
                                                             ----------          ----------          ----------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................        $(420,674)          15,335,718          $   (0.03)
                                                             ==========          ==========          ==========


                                                                         FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30, 2002
                                                          ------------------------------------------------------
                                                               INCOME              SHARES            PER SHARE
                                                            (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                          ---------------    ------------------   --------------
Basic EPS:
 Income Available to Common
   Stockholders......................................        $(495,185)          15,283,643          $    (0.03)
Effect of Dilutive Securities:
  Options............................................                --                  --                  --
  Warrants...........................................                --                  --                  --
                                                             ----------          ----------          ----------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................        $(495,185)          15,283,643          $    (0.03)
                                                             ==========          ==========          ==========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                         FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30, 2002
                                                          ------------------------------------------------------
                                                               INCOME              SHARES            PER SHARE
                                                            (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                          ---------------    ------------------   --------------
Basic EPS:
 Income Available to Common
   Stockholders......................................        $   28,473          15,215,704         $      0.00
Effect of Dilutive Securities:
  Options............................................                --               4,228                  --
  Warrants...........................................                --                  --                  --
                                                             ----------          ----------          ----------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................        $   28,473          15,219,932          $     0.00
                                                             ==========          ==========          ==========

The Company's options and warrants were not included in the computation of EPS for the periods ended September 30, 2002 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the periods ended September 30, 2002 because it would be antidilutive.

Options to purchase 2,567,750 shares of common stock at prices ranging from $.34 to $4.00 per share were outstanding at September 30, 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($.34). The Company's convertible debt does not affect the EPS calculation for the periods ended September 30, 2001 because it would be antidilutive.

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

ITEM 2:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Total revenues for the three months ended September 30, 2002 were $1,465,000 as compared to $1,528,000 for the same period in 2001. License fees were $72,000 for the three months ended September 30, 2002 compared to $30,000 in the same period in 2001, as a result of new product sales in the third quarter of 2002. For the three months ended September 30, 2002, maintenance revenues were $1,096,000 compared to $1,109,000 in the same period of the prior year. Professional services revenue contributed $163,000 in the three months ended September 30, 2002 compared to $258,000 in the third quarter of 2001. For the three months ended September 30, 2002, ASP revenues were $133,000 as compared to $131,000 in the same period in the prior year. Total Classic revenues were $1,303,000 for the three months ended September 30, 2002 as compared to $1,339,000 for the three months ended September 30, 2001. Total TAS 2000 revenues were $162,000 for the three months ended September 30, 2001 as compared to $189,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, total revenues were $4,762,000 compared to $4,720,000 in the same period of the prior year. Total Classic revenues were $4,155,000 for the nine months ended September 30, 2002 as compared to $4,203,000 in the same period in 2001. Total TAS 2000 revenues were $607,000 for the first nine months of 2002 as compared to $517,000 in the same period in 2001.

Cost of sales decreased to $1,036,000 and $2,993,000 for the three and nine months ended September 30, 2002 as compared to $1,214,000 and $3,773,000 for the same periods in 2001 due to staff and other cost reductions in the TAS 2000 division. Non-cash capitalized software amortization was $223,000 and $616,000 for the three and nine months ended September 30, 2002 as compared to $236,000 and $686,000 in the same periods in 2001. The Company capitalized $197,000 and $772,000 of software development costs in the three and nine months ended September 30, 2002 as compared to $167,000 and $666,000 in the same periods in 2001.

Research and development expenses were $205,000 and $445,000 for the three and nine months ended September 30, 2002 compared to $106,000 and $312,000 for the same periods in 2001. The Company is continuing to enhance the functionality of its products and to refine its processes in response to customer needs.

Sales and marketing expenses were $186,000 and $697,000 for the three and nine months ended September 30, 2002 as compared to $307,000 and $978,000 in the same periods of 2001, primarily due to a decrease in advertising and promotion expenses in 2002.

General and administrative expenses were $348,000 and $930,000 in the three and nine months ended September 30, 2002 as compared to $334,000 and $1,038,000 in the same periods in 2001, primarily due to a decrease in consulting and legal expenses in the first nine months of 2002.

Other income was none for the three and nine months ended September 30, 2002 as compared to none and $225,000 in the same periods of 2001 due to the settlement of an outstanding customer dispute and a favorable resolution of a liability related to the customer dispute in 2001.

Extraordinary gain on extinguishment of debt was none for the three and nine months ended September 30, 2002 as compared to none and $804,000, net of income taxes of $536,000, in the same periods of 2001 due to the settlement of $3,000,000 principal amount 12.5% convertible debentures due in 2002 for $1,660,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2002, the Company had a working capital deficit of $(946,000) compared to a working capital deficit of $(1,156,000) in 2001.

On August 21, 2002, the Company raised $700,000 of permanent financing through the sale of its 8% convertible debentures with Renaissance. An aggregate of $700,000 was sold to Renaissance US Growth and Income Trust PLC and BFSUS Special Opportunities Trust PLC, which are managed by Renaissance. The funds raised from the

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

transaction will be used for working capital purposes. The new debentures, maturing in 2009, are convertible into shares of the Company's common stock, initially at $.30 per share, subject to adjustment in accordance with the terms of the debentures.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
           -----------------------------------------------------------

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

ITEM 4.    CONTROLS AND PROCEDURES.
           ------------------------

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


PART II:       OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.
           ------------------------------------------

In August 2002, the Company issued $700,000 in aggregate principal amount of its 8.00% Convertible Debentures due 2009 to Renaissance Capital Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC. The debentures are convertible into shares of the Company's common stock initially at $.30 per share, subject to adjustment according to their terms. The funds raised from the transaction will be used for general working capital purposes. The sale of the debentures was exempt from registration under Section 4(2) of the Securities Act of 1933 because the offer and sales were made to a limited number of investors in a private transaction.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           ---------------------------------

(a)    Exhibits.
       ---------

       10(o)(5) Limited Waiver to Convertible Loan Agreements, dated as of September 30, 2002, by Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC.

       99.1 Certification of John W. Roblin pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Ann Massey pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K.
       ---------------------

       On August 23, 2002, the Company filed a Form 8-K under Item 5 to disclose the announcement of the consummation of the sale and issuance to certain lenders of an aggregate of $700,000 of 8% Convertible Debentures, due 2009.

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

                                         COVER-ALL TECHNOLOGIES INC.


Date: November 13, 2002                 By: /s/ John Roblin
                                            ------------------------------------
                                            John Roblin, Chairman of the Board
                                            of Directors, President and Chief
                                            Executive Officer


Date: November 13, 2002                 By: /s/ Ann Massey
                                            ------------------------------------
                                            Ann Massey, Chief Financial Officer

                   SARBANES-OXLEY SECTION 302(a) CERTIFICATION

     I, John Roblin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cover-All Technologies Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 13, 2002

/s/ John Roblin
-----------------------------------
John Roblin
President and Chief Executive Officer

                   SARBANES-OXLEY SECTION 302(a) CERTIFICATION


     I, Ann Massey, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cover-All Technologies Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 13, 2002

/s/ Ann Massey
-------------------------------
Ann Massey
Chief Financial Officer