Form 10-K
period 2002-12-31
COVER ALL TECHNOLOGIES INC
filed 2003-03-31
CIK 737300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. YES |_| NO |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $3,704,000 as of June 30, 2002 based on the closing price on June 28, 2002

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,335,718 shares of common stock, par value $.01 per share, as of March 17, 2003

                      Documents Incorporated by Reference:

The definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference in whole or in part for Part III, Items 10, 11, 12 and 13, of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

                                     PART I

Item 1. BUSINESS

GENERAL

      We provide state-of-the-art software products and services to the property and casualty insurance industry. We were incorporated in Delaware in April 1985 as Warner Computer Systems, Inc. and changed our name to Warner Insurance Services, Inc. in March 1992. In June 1996, we changed our name to Cover-All Technologies Inc. Our products and services are offered through our wholly-owned subsidiary, Cover-All Systems, Inc., also a Delaware corporation.

      Our software products and services focus on the functions required to market, rate, issue, print, bill and support the entire life cycle of insurance policies. Our products and services combine an in-depth knowledge of property and casualty insurance with innovative solution designs using state-of-the-art technology. Our products are either available "off-the-shelf" or customized to specific customer needs. Our software can be licensed for customer use on their own platforms or can be licensed through our application services provider, referred to as "ASP," using third party technology platforms and support.

      We also provide a wide range of professional services that support product customization, conversion from existing systems and data integration with other software or reporting agencies. We also offer on-going support services including incorporating recent insurance rate and rule changes in our solutions. These support services also include analyzing the changes, developments, quality assurance, documentation and distribution of insurance rate and rule changes.

      We earn revenue from software contract licenses to new and existing customers, service fees from ASPs, continuing maintenance fees for servicing the product and professional services.

PRODUCTS

      MY INSURANCE CENTER

      In December 2001, we announced the availability of My Insurance Center, referred to as "MIC," a customizable and configurable Internet portal that was developed to provide insurance agents, brokers and carriers with integrated workflows and access to real-time information. MIC links our rating, policy issuance, billing and other components of our software products into a fully-integrated platform that eliminates redundant data entry. Information is stored in a client-centric database and becomes immediately available to other users or functions. We work with customers to customize MIC to generate user alerts when a user-specified condition occurs. MIC has been designed to allow the customer to configure features according to their own look and feel preferences and workflow processes. For instance, the browser-based user interface allows employees, agents and other end-users to personalize their desktops so they see only the information they need or desire.

      MIC is built upon the Customer Information database, referred to as "CI," that brings together policy, billing and information from other business functions into an integrated "customer view" that enables better customer service and coordination. A key component of CI is the Insurance Policy Database, referred to as "IPD." IPD is a relational database that holds detailed policy and policy history data for more than forty lines of commercial property and casualty insurance, and has been designed to bring powerful data access and reporting capabilities to the desktop.

      MIC is being made available to users through an ASP. Combined with our client-centric database, MIC has an integrated and flexible architecture that is designed to enable our customers to make rapid business and technological changes.

      MIC offers the following features and benefits:

            o DATA INTEGRATION - IPD is an integrated data repository that provides information to MIC quickly and inexpensively. Data is shared by multiple software components to help integrate business functions, manage workflow and avoid duplicate data problems.

            o APPLICATION INTEGRATION; SINGLE SIGN-ON - MIC allows the end user to switch back and forth among applications without having to log in to individual applications, a feature which increases a user's productivity. MIC provides a consolidated view of data from different software components and provides hotlinks so that a customer can connect quickly to the specific module of the specific system.

            o BROAD ACCESSIBILITY - MIC is an Internet application, which utilizes a sophisticated portal capability.

            o INTEGRATED DATA REPRESENTATION - MIC provides a consolidated view of information.

            o PERSONALIZATION AND CUSTOMIZATION - MIC allows each user to personalize his or her view similar to other Internet portals, to meet the needs and the stylistic preferences of each individual user. MIC personalization allows one to hide or show content, filter the content and also change color and page styles. Customization in MIC allows the host to control the accessibility to content for each user and also facilitates changes to content in MIC as business needs change, without additional programming.

            o SECURITY - MIC can be configured to achieve appropriate levels of security on data transfer over the Internet. MIC is also designed to adapt almost any organizational hierarchy and data level security needs with minimal set-up effort by the customer.

      MIC utilizes Oracle(R) 9iAS Portal Server.

      The design of MIC enables us to market the functions of Classic and TAS 2000 (which are described below) in "custom groupings," or as a service in an ASP environment, depending on customer needs.

      THE CLASSIC PRODUCT LINE

      In December 1989, we purchased the assets related to the exclusive proprietary rights to a PC-based software application for policy rating and issuance for property and casualty insurance companies. This software uses a unique design that separates the "insurance product definition" from the actual technology "engines." The sophistication of this design has enabled us to stay current with technology innovations while preserving our "insurance knowledge" investment. This concept has evolved into what is known today as the Classic product.

      The Classic product line supports the following functions:

            o     Data capture and editing
            o     Rating
            o     Policy issuance including multiple recipient print

            o All policy transactions including quotes, new lines, endorsements, renewals, audits and cancellations
            o     Policy database

      The Classic product was designed to accommodate all lines of property and casualty insurance. It is especially effective in coping with the complexity and variability of commercial lines of insurance. Today we offer off-the-shelf support for more than 40 lines of commercial business in virtually all states and Puerto Rico. Our extensive experience in creating custom products combined with our proprietary tool set enables us to deliver support for new insurance products in short time frames.

      We developed significant new functionality in Classic in 2001 by making Insurance Policy Database, referred to as "IPD," available to our customers. IPD is designed to provide a sophisticated data repository based upon insurance industry data standards that would enable Classic customers easy and immediate access to their policy information. IPD is also a key component of MIC, and IPD enables us and our customers to build sophisticated interfaces to other software components.

      We designed the Classic product to reduce the complexity of the insurance process for the user. The product performs complete editing as the data is entered so that errors can be corrected immediately. The software can run on stand-alone PCs, over a local area network, referred to as a "LAN," or over the Internet using a browser.

      We originally developed the Classic software using the MicroFocus COBOL language, and we upgraded this product line for use in the Windows 95, Windows 98 and NT operating systems. During 1999, we further upgraded the Classic product to use a graphical user interface. Since 2000, Classic has also been implemented in an Internet environment, which enables our customers to offer remote access to their customers or partners. The Internet is also the platform utilized by our ASP offering. Early implementations over the Internet utilized Citrix. During the latter part of 2002, we developed a new "presentation layer" incorporating the latest technologies, such as Java and XML, to provide a very flexible and robust user interface over the Internet without Citrix. This new capability is expected to be introduced in 2003.

      The Classic Rating and Policy Issuance Product has been and continues to be enhanced and updated with new technology. The sophisticated design of the product isolates insurance product knowledge from the application itself in datafiles, referred to as "Metadata." We have built an extensive knowledge base, estimated at more than 100 person-years of effort, in this Metadata that defines the details of virtually hundreds of insurance policy types and coverages for the Classic product.

      The Classic product line brings to the customer the following functions, features and capabilities:

            o Clear and comprehensive data collection with extensive real time edits
            o Policy history - easy policy changes and useful for activities such as coverage inquiries
            o     On-line system, screen and field level help
            o     On-line Commercial Lines Manual Tables and Footnotes
            o     Easy and direct system navigation
            o Standard ISO (Insurance Service Office) coverages and rates support
            o     Company customized coverages and rates support
            o Fully automated recipient-driven issuance of insurance policies, worksheets, ID cards, etc., including print preview
            o     Policy database
            o     Help desk assistance

      The design of Classic also allows us to stay current with changes in technology while re-using the intellectual capital invested in the insurance rules. Our upgrading the Classic product line to run on a LAN has enabled multiple users to contribute to the common data store. We have invested in additional upgrades to newer Internet technologies. We have also integrated this product to the CI database and MIC. Cover-All has streamlined the support process with the goal to improve quality to our customers.

      The Classic product is in use in over 50 companies. Total Classic revenues were $5,719,000 for 2002 as compared to $5,585,000 for 2001 and $6,772,000 for
2000.

      TAS 2000

      Since 1993, we have been developing a second product line supporting property and casualty insurance known as Total Administrative Solution, referred to as "TAS 2000." We have developed a suite of functionality within the TAS 2000 product, including billing, full policy life-cycle support, Customer Relationship Management, referred to as "CRM," and financial and statistical reporting. The entire suite of functional components is fully integrated through a client-centric Oracle database.

      These components are also being marketed separately and are being integrated with MIC and Classic for deployment in the ASP and in other new product or service offerings currently being developed. Utilizing MIC, Classic and the TAS 2000 components, we can deliver a fully integrated platform for quoting and rating, policy issuance, policy administration, billing, and reporting.

      The TAS 2000 product line was designed to bring new technology and additional functional capability to the property and casualty insurance industry. The data is organized around customers and integrates rating, billing, demographic, policy issuance, statistical and financial reporting functions so that information is only captured once by the customer. This is designed to reduce the customer's expenses and errors as well as improve timeliness and service quality to the customer. The data is accessible for creating management reports utilizing custom or general-purpose tools. These functional components have also been built out and implemented for workers compensation. This product suite is known as TAS Comp.

      All TAS 2000 products were developed to allow companies to take advantage of the power of distributed processing and the flexibility of the Internet. TAS 2000 enables companies that are growing or want to add greater functionality to "scale" their technology to more powerful platforms utilizing the same applications, and companies currently relying on expensive mainframe technology can "rightsize" their hardware and software according to the changing demands of their organizations.

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

      TAS 2000 has a Windows-compliant graphical user interface and is also available using a browser over the Internet. TAS 2000 can be used on many different client/server hardware platforms and offers the capability to process the voluminous transactions that are common to large-scale insurance operations.

      Total TAS 2000 revenues were $2,423,000 for 2002, $678,000 for 2001 and
$1,191,000 for 2000.

PRODUCTS AND SERVICES IN DEVELOPMENT

      We have, through MIC, Classic and TAS 2000 components, a deep inventory of insurance software components combined with a sophisticated implementation platform. We expect to utilize these capabilities to expand and leverage our ability to respond to broadening marketplace and new customer opportunities with solutions that address the special needs of carriers, managing general agents, agents, brokers and third party providers with both off-the-shelf and custom solutions. Our user interface capabilities of the MIC product are being enhanced with more functionality as well as the addition of highly sophisticated web-services and information access tools. We also intend to continue to enhance our functional components based upon market demand, existing customer needs and changes in technology (for example, support for personal digital assistants, or PDAs), especially Internet technologies.

      We are also increasing and enhancing our services portfolio. We have expanded our professional services with conversion and interface offerings. We are developing new rule-based capabilities to enable us to implement data exchange services that will save our customers time and effort converting to our products or linking our products to existing systems. Our ASP will continue to be enhanced with additional functionality and customer options.

COMPETITION

      The computer software and services industry is highly competitive. Because of our extensive knowledge-base in the insurance industry, however, we believe that our products offer customers certain advantages not available from our competitors. Our customers have access to our extensive experience and software inventory in the area of rating and policy issuance of commercial lines policies, among the most complex of insurance transactions.

      There are a number of larger companies, including computer software, services and outsourcing companies, consulting firms, computer manufacturers and insurance companies that have greater financial resources than we have and possess the technological ability to develop software products similar to those we offer. These companies represent a significant competitive challenge to our business. Very large insurers that internally develop systems similar to ours may or may not become our major customers for software or services. We compete on the basis of our insurance knowledge, products, service, price, system functionality and performance and technological advances.

MARKETING

      We maintain a sales and marketing staff at our principal executive offices in Fair Lawn, New Jersey. We also utilize distributors, outside consultants and other complimentary service providers to market our products. We are continuing to redesign our Internet site and establish linkages to portals and other web sites. This is an on-going effort that will expand rapidly in 2003 as we focus on the Internet as the primary source of information about our products and services. We also participate in and display and demonstrate our software products at industry trade shows.

RESEARCH AND DEVELOPMENT

      Our business is characterized by rapid business and technological change. We believe our success will depend, in part, on our ability to meet the new needs of our customers and the marketplace as well as continuing to enhance our products based on new technologies. Accordingly, we must maintain ongoing research and development programs to continually add value to our suite of products, as well as any possible expansion of our product lines.

      Research and development expenses for Cover-All were $600,000, $413,000 and $875,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

BACKLOG

      We had no license, professional services or maintenance backlog of unbilled work as of December 31, 2002.

MAJOR CUSTOMERS

      The Classic product line is in use in over 50 companies while the TAS 2000 product line is currently in use in one property and casualty insurance company. For the years ended December 31, 2002, 2001 and 2000, only one of our customers contributed revenues in excess of 10% of our total revenues. This customer, Accident Fund, generated 30%, 11% and 11% of our revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

      We had no export sales in 2001 or 2002. In 2000, export sales of approximately $284,000 were made to a U.K. customer. We are not currently active in the U.K. market.

EMPLOYEES

      We had on average 50 employees during 2002. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We believe that relations with our employees are good.

                                  RISK FACTORS

      An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as other information described elsewhere in this annual report.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

      WE HAVE A HISTORY OF LOSSES AND WE MAY NOT BE PROFITABLE IN THE FUTURE.

      Although we reported a profit of approximately $877,000 for the year 2002 and $55,000 for the year 2001, we incurred losses in years before 2001. For instance, we incurred net losses of approximately $2,412,000 for the year 2000 and $2,820,000 for the year 1999. We have recently begun to invest significantly in sales and marketing while continuing our efforts of investing in technology infrastructure and research and development. As a result, we must generate significant revenues to achieve and maintain profitability. We may not be able to sustain profitability on an annual basis in the future.

      WE MAY NEED ADDITIONAL FINANCING IN ORDER TO CONTINUE TO DEVELOP OUR BUSINESS.

      In 2002, we completed a debt financing through the sale of additional 8% convertible debentures due in 2009. We will need additional financing to continue to fund the research and development of our software products and to expand and grow our business generally. To the extent that we will be required to fund operating losses, our financial position would deteriorate. We may not be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to further restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business, even though these actions might otherwise benefit our business. As of December 31, 2002, we had a net stockholders' deficit of approximately $(354,000) and a net working capital of approximately $336,000.

      WE DEPEND ON PRODUCT DEVELOPMENT IN ORDER TO REMAIN COMPETITIVE IN OUR INDUSTRY.

      We are currently investing resources in product development and expect to continue to do so in the future. Our future success will depend on our ability to continue to enhance our current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving insurance industry requirements and otherwise achieve market acceptance. We may not be successful in continuing to develop and market on a timely and cost-effective basis product enhancements or new products that respond to technological advances by others, or that these products will achieve market acceptance.

      In addition, we have in the past experienced delays in the development, introduction and marketing of new and enhanced products, and we may experience similar delays in the future. Any failure by us to anticipate or respond adequately to changes in technology and insurance industry preferences, or any significant delays in product development or introduction, would significantly and adversely affect our business, operating results and financial condition.

      OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH MAY MAKE IT DIFFICULT FOR US TO COMPETE.

      Our future success will depend upon our ability to increase the number of insurance companies that license our software products. As a result of the intense competition in our industry and the rapid technological changes which characterize it, our products may not achieve significant market acceptance. Further, insurance companies are typically characterized by slow decision-making and numerous bureaucratic and institutional obstacles which will make our efforts to significantly expand our customer base difficult.

      OUR PRODUCTS ARE AFFECTED BY RAPID TECHNOLOGICAL CHANGE AND WE MAY NOT BE ABLE TO KEEP UP WITH THESE CHANGES.

      The demand for our products is impacted by rapid technological advances, evolving industry standards in computer hardware and software technology, changing insurance industry requirements and frequent new product introductions and enhancements that address the evolving needs of the insurance industry. The process of developing software products such as those we offer is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. Our future success depends upon our ability to anticipate or respond to technological advances, emerging industry standards and practices in a timely and cost-effective manner. We may not be successful in developing and marketing new products or enhancements to existing products that respond to technological changes or evolving industry standards. The failure to respond successfully to these changes and evolving standards on a timely basis, or at all, could have a detrimental effect on our business, operating results and financial condition.

      OUR MARKET IS HIGHLY COMPETITIVE.

      Both the computer software and the insurance software systems industries are highly competitive. There are a number of larger companies, including computer manufacturers, computer service and software companies and insurance companies, that have greater financial resources than we have. These companies currently offer and have the technological ability to develop software products similar to those offered by us. These companies present a significant competitive challenge to our business. Because we do not have the same financial resources as these competitors, we may have a difficult time in the future in competing with these companies. In addition, very large insurers internally develop systems similar to our systems and as a result, they may not become customers of our software. We compete on the basis of our insurance knowledge, products, service, price, system functionality and performance and technological advances. Although we believe we can continue to compete on the basis of these factors, some of our current competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our current competitors may be able to:

      o undertake more extensive marketing campaigns for their brands and services;
      o     devote more resources to product development;
      o     adopt more aggressive pricing policies; and
      o make more attractive offers to potential employees and third-party service providers.

      WE DEPEND ON KEY PERSONNEL.

      Our success depends to a significant extent upon a limited number of members of senior management and other key employees, including John Roblin, our President and Chief Executive Officer, and Maryanne Gallagher, our Chief Operating Officer. Mr. Roblin's employment contract expires December 31, 2003. We maintain key man life insurance on Mr. Roblin and Ms. Gallagher in the amount of $1,000,000 per individual. The loss of the service of one or more key managers or other key employees could have a significant and adverse effect upon our business, operating results or financial condition. In addition, we believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense. We may not be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results or financial condition.

      WE DEPEND UPON PROPRIETARY TECHNOLOGY AND WE ARE SUBJECT TO THE RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT.

      Our success and ability to compete depends in part upon our proprietary software technology. We also rely on certain software that we license from others. We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We currently have no patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. The steps we take to protect our proprietary technology may not prevent misappropriation of our technology, and this protection may not stop competitors from developing products which function or have features similar to our products.

      While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, third parties may claim that our products infringe, or may infringe, upon their proprietary rights. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. If a claim of product infringement against us is successful and we fail or are unable to develop non-infringing technology or license the infringed or similar technology, our business, operating results and financial condition could be significantly and adversely affected.

      WE DEPEND ON MAJOR CUSTOMERS.

      In 2002 and 2001, our software products operations depended on certain major customers. One of these customers accounted for approximately 30% of our total revenues in 2002 and for approximately 11% of our total revenues in 2001. We anticipate that our operations will continue to depend upon the continuing business of this one major customer and the ability to attract other customers. As a result, the loss of this one major customer or our inability to continue to attract new customers could significantly and adversely affect our business, operating results and financial condition.

      WE DEPEND ON A KEY SUPPLIER.

      We rely on a third party supplier for our claims management solutions in our product line. The loss of this supplier could materially adversely affect our business, operating results and financial condition. We are in the process of identifying other suppliers to decrease our reliance on our current sole supplier for claims management solutions. We may not find any additional suppliers for our claims management solutions in our product line.

      WE MAY NOT GET THE FULL BENEFIT OF OUR TAX CREDITS.

      Under the United States Internal Revenue Code, companies that have not been operating profitably are allowed to apply certain of their past losses to offset future taxable income liabilities they may incur once they reach profitability. These amounts are known as net operating loss carryforwards. At December 31, 2002, we had approximately $21,700,000 of federal net operating tax loss carryforwards expiring at various dates through 2021. Because of certain provisions of the Tax Reform Act of 1986 related to change of control, however, we may not get the full benefit of these loss carryforwards. If we are limited from using net operating loss carryforwards to offset any of our income, this would increase our taxes owed and reduce our cash for operations.

RISKS RELATED TO OUR COMMON STOCK

      HOLDERS OF SHARES OF OUR COMMON STOCK MAY HAVE DIFFICULTY IN SELLING THOSE SHARES.

      Our common stock is not quoted on any market or listed on any securities exchange. Prices for our common stock are quoted on the Over-the-Counter Bulletin Board. Securities whose prices are quoted on the OTC Bulletin Board do not enjoy the same liquidity as securities that trade on a recognized market or securities exchange. As a result, you may have difficulty in selling shares of our common stock.

      In addition, our common stock is a "penny stock" as that term is defined in the Securities Exchange Act of 1934. Brokers effecting transactions in a "penny stock" are subject to additional customer disclosure and record keeping obligations, including disclosure of the risks associated with low price stocks, stock quote information, and broker compensation. In addition, brokers effecting transactions in a "penny stock" are also subject to additional sales practice requirements under Rule 15g-9 of the Exchange Act including making inquiries into the suitability of "penny stock" investments for each customer or obtaining a prior written agreement for the specific "penny stock" purchase. Because of these additional obligations, some brokers will not effect transactions in "penny stocks."

      OUR SHARES ARE SUBJECT TO DILUTION AS A RESULT OF EXERCISE OF OUR WARRANTS AND THE CONVERSION OF OUR CONVERTIBLE DEBENTURES.

      Warrants. Our warrants issued to Vault Management Limited expiring 2005 are exercisable at an initial exercise price of $0.625, and our warrants issued to various investors, which include Renaissance, expiring 2007 are exercisable at an initial price of $0.22. These initial exercise prices are subject to adjustment if and whenever we issue or sell additional shares of our common stock for less than 95% of the market price on the date of issuance or sale, in which case the exercise price will be reduced to a new exercise price in accordance with the terms of the warrant. Pursuant to the terms of these warrants, the issuance or sale of additional shares of common stock resulting from (1) the exercise of stock options to be granted in the future to employees or directors pursuant to our existing stock option plans or (2) the exercise of any convertible security, in either case outstanding on the date of the warrant, will not trigger any adjustment to the exercise price of the warrants.

      Debentures. Our 8% convertible debentures due 2008 are initially convertible into 6,000,000 shares of our common stock. Our 8% convertible debentures due 2009 are initially convertible into 2,333,333 shares of common stock. This initial conversion price is subject to adjustment if and whenever we issue additional shares of our common stock for less than the initial conversion price per share, in which case the conversion price will be reduced to a new conversion price equal to the price per share of the additional stock issued. Pursuant to the terms of these debentures, the issuance or sale of additional shares of our common stock resulting from (1) the conversion of any of the debentures, (2) the exercise of presently outstanding warrants or employee or director stock options or (3) the exercise of stock options to be granted in the future to employees or directors pursuant to our existing stock option plans, will not trigger any adjustment to the conversion price of the debentures.

      The issuance of any additional shares of common stock as a consequence of an adjustment to the exercise price of the warrants or an adjustment to the conversion price of the debentures may result in significant dilution to our stockholders and may depress the market price of your investment.

Item 2. PROPERTIES

      Our headquarters is located in Fair Lawn, New Jersey where we occupy approximately 21,000 square feet under a lease which expires at May 31, 2005. The current annual rental expense for the lease of our headquarters is approximately $333,000. Currently, we fully utilize this facility.

      We believe that our headquarters is well maintained and adequate to meet our needs in the foreseeable future.

Item 3. LEGAL PROCEEDINGS

      None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 2002.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock trades in the over-the-counter market on the Over-the-Counter Bulletin Board. The quotations below reflect the high and low bid prices for the Company's common stock since January 1, 2001 as traded in the over-the-counter market on the OTC Bulletin Board. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                       HIGH            LOW
2002:                                                  ----            ---
1st Quarter                                           $0.32           $0.17
2nd Quarter                                            0.47            0.22
3rd Quarter                                            0.40            0.23
4th Quarter                                            0.60            0.17

2001:
1st Quarter                                           $0.50           $0.23
2nd Quarter                                            0.46            0.25
3rd Quarter                                            0.51            0.23
4th Quarter                                            0.31            0.17

      As of March 17, 2003, there were 574 holders of record of our common stock. This number does not include beneficial owners who may hold their shares in street name.

      We have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. In addition, the purchase agreement governing the 8.00% debentures sold to the Renaissance US Growth and Income Trust PLC, BFS US Special Opportunities Trust PLC and three other private investors including John Roblin, Chairman of the Board, President and Chief Executive Officer of our company, for an aggregate of $2,500,000 on June 28, 2001, as amended on August 21, 2002, currently prohibits the payment of dividends without the prior written consent of the holders of such debentures.

      The closing sales price for our common stock on March 17, 2003 was $0.60, as reported by the OTC Bulletin Board.

Item 6. SELECTED FINANCIAL DATA

      The following selected historical financial information as of December 31, 2002 and 2001 and for each of the years ended December 31, 2002, 2001 and 2000, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. The selected historical consolidated financial information as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998, have been derived from our audited consolidated financial statements, which are not included in this report. All dollar amounts below are expressed in thousands, except per share data.

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA (AUDITED)

                                                                 Year ended December 31,
                                                 --------------------------------------------------------
                                                   2002        2001        2000         1999        1998
                                                 -------     -------     -------     --------     -------
STATEMENT OF OPERATIONS DATA:
Revenues ....................................    $ 8,142     $ 6,263     $ 7,963     $ 11,028     $12,268
Income (loss) before income tax .............        738        (272)     (2,916)      (3,255)        548
Net income (loss) ...........................        877          55      (2,412)      (2,820)        918
Net income (loss) per share - basic .........        .06         .00        (.14)        (.17)        .05
Net income (loss) per share - diluted .......        .04         .00        (.14)        (.17)        .05
Cash dividends per share ....................    $    --     $    --     $    --     $     --     $    --

BALANCE SHEET DATA:
Working capital (deficiency) ................    $   336     $(1,114)    $    78     $  1,172     $ 4,203
Total assets ................................      5,589       3,417       5,141        9,147      11,425
Short-term debt .............................         --          18          64           59          --
Stockholders' equity (deficit) ..............       (354)     (1,247)     (1,370)       2,437       5,217

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data for the years ended December 31, 2002, 2001 and 2000:

                                                                   Quarter
                                                 ----------------------------------------------
                                                    1st         2nd         3rd          4th
                                                    ---         ---         ---          ---
FISCAL 2002:
Total Revenues ..............................    $  1,737    $  1,560     $  1,465     $  3,380
Operating Income (Loss) .....................         119        (111)        (311)       1,209
Net Income (Loss) ...........................          82        (148)        (355)       1,298
Basic Earnings (Loss) Per Common Share ......    $   0.01    $  (0.01)    $  (0.02)    $   0.08
                                                 ========    ========     ========     ========
Diluted Earnings (Loss) Per Common Share ....    $   0.01    $  (0.01)    $  (0.02)    $   0.06
                                                 ========    ========     ========     ========

                                                                   Quarter
                                                 ----------------------------------------------
                                                    1st         2nd         3rd          4th
                                                    ---         ---         ---          ---
FISCAL 2001:
Total Revenues ..............................    $  1,694    $  1,497     $  1,528     $  1,544
Operating Income (Loss) .....................        (236)        629         (458)        (262)
Net Income (Loss) ...........................         (98)        621         (495)          27
Basic and Diluted Earnings (Loss) Per
      Common Share ..........................    $  (0.01)   $   0.04     $  (0.03)    $     --
                                                 ========    ========     ========     ========

                                                                   Quarter
                                                 ----------------------------------------------
                                                    1st         2nd         3rd          4th
                                                    ---         ---         ---          ---
FISCAL 2000:
Total Revenues ..............................    $  2,279    $  1,555     $  2,233     $  1,896
Operating Income (Loss) .....................        (725)       (907)        (137)        (876)
Net Income (Loss) ...........................        (778)       (999)        (215)        (420)
Basic and Diluted Earnings (Loss) Per
      Common Share ..........................    $  (0.05)   $  (0.06)    $  (0.01)    $  (0.02)
                                                 ========    ========     ========     ========

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements. These contingencies include, among other things, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 1 to the consolidated financial statements included in this Form 10-K. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Critical accounting policies and estimates are:

      o     Revenue Recognition
      o     Valuation of Capitalized Software
      o     Valuation of Allowance for Doubtful Accounts Receivable

REVENUE RECOGNITION

      Revenue recognition rules are very complex, and certain judgments affect the application of our revenue policy. The amount and timing of our revenue is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. In addition to determining our results of operations for a given period, our revenue recognition determines the timing of certain expenses, such as commissions, royalties and other variable expenses.

      Our revenues are recognized in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." Revenue from the sale of software licenses is predominately from standardized software and is recognized when standard software modules are delivered and accepted by the customer, the fee is fixed or determinable and collectibility is probable. Revenue from software maintenance contracts is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

      Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

CAPITALIZED SOFTWARE

      Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. As we have completed our software development concurrently with the establishment of technological feasibility, we have commenced capitalizing these costs. Amortization is calculated on a product-by-product basis as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, the unamortized capitalized costs of each computer software product is compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

VALUATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

      Our estimate of the allowance for doubtful accounts is based on historical information, historical loss levels and an analysis of the collectibility of individual accounts. We routinely assess the financial strength of our customers and, based upon factors concerning credit risk, establish an allowance for uncollectible accounts. We believe that accounts receivable credit risk exposure beyond such allowance is limited.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

      REVENUES

      Total revenues were $8,142,000 for the year ended December 31, 2002 compared to $6,263,000 for the year ended December 31, 2001, an increase of 30%. License fees were $2,180,000 for the year ended December 31, 2002 compared to $246,000 in the same period in 2001 as a result of a license renewal by a major customer in 2002. The rate of entering into license agreements with new customers has slowed due in large part to continued weakness in technology capital spending by our target customers. For the year ended December 31, 2002, maintenance revenues were $4,389,000 compared to $4,370,000 in the prior year. Professional services revenue contributed $1,060,000 for the year ended December 31, 2002 compared to $1,249,000 for the year ended December 31, 2001 as a result of fewer new customer sales in 2002. The decrease in license agreements with new customers has adversely impacted our professional services revenue as we derive a substantial portion of our professional service revenue from implementation of new software license agreements. ASP revenues were $513,000 for the year ended December 31, 2002 compared to $398,000 for the year ended December 31, 2001.

      Cost of revenues decreased by 11% to $4,317,000 for the year ended December 31, 2002 as compared to $4,863,000 for 2001 due to reduced staff costs, cost containment efforts and productivity improvements. Non-cash capitalized software amortization was $830,000 for the year ended December 31, 2002 as compared to $861,000 in 2001. We capitalized software development costs of $1,026,000 in 2002 compared to $866,000 in 2001.

      EXPENSES

      Research and Development. Research and development expenses in 2002 were $600,000 compared to $413,000 for the year ended December 31, 2001. The increase in research and development expenses is primarily due to increased staff and staff-related expenses. Research and development expenses are essential in maintaining our competitive position. We are continuing to enhance the functionality of our products and to define our processes in response to customer needs.

      Sales and Marketing. Sales and marketing expenses decreased to $901,000 in 2002 compared to $1,264,000 in 2001. This decrease was primarily due to in-house production of advertising materials.

      General and Administrative. General and administrative expenses increased to $1,418,000 in 2002 compared to $1,366,000 for the year ended December 31, 2001 primarily due to an increase in expenses related to employee compensation and a decrease in consulting and legal expenses in 2002.

      Other Income. We had no other income for the year ended December 31, 2002 compared to $1,565,000 of other income for the year ended December 31, 2001. In 2001, there was a $225,000 settlement of an outstanding customer dispute, a favorable resolution of a liability related to the customer dispute and a gain on extinguishment of debt of $1,340,000, due to the settlement of $3,000,000 principal amount 12.5% convertible debentures due in 2002 for $1,660,000.

      Provision for Doubtful Accounts. We had no provision for doubtful accounts in 2002 compared to an allowance for doubtful accounts of $(58,000) for the year ended December 31, 2001 due to the collection of one account receivable in 2001 reserved for in 1999.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

      REVENUES

      Total revenues were $6,263,000 for the year ended December 31, 2001 compared to $7,963,000 for the year ended December 31, 2000, a decrease of 21%. License fees were $246,000 for the year ended December 31, 2001 compared to $1,889,000 in the same period in 2000 as a result of fewer new Classic sales in 2001. For the year ended December 31, 2001, maintenance revenues were $4,370,000 compared to $3,963,000 in the prior year as a result of new Classic contracts signed in 2000. Professional services revenue contributed $1,249,000 for the year ended December 31, 2001 compared to $2,021,000 for the year ended December 31, 2000 as a result of fewer new Classic sales in 2001. ASP revenues were $398,000 for the year ended December 31, 2001 compared to $90,000 for the year ended December 31, 2000.

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

      EXPENSES

      Research and Development. Research and development expenses in 2001 were $413,000 compared to $875,000 for the year ended December 31, 2000. The Company is continuing to enhance the functionality of its products and to define its processes in response to customer needs.

      Sales and Marketing. Sales and marketing expenses increased to $1,264,000 in 2001 compared to $900,000 in 2000. This increase was primarily due to an increase in the sales effort and the hiring of a new chief marketing officer in 2001.

      General and Administrative. General and administrative expenses decreased to $1,366,000 in 2001 compared to $1,962,000 for the year ended December 31, 2000 primarily as a result of decreased consulting and legal expenses.

      Other Income. Other income was $1,565,000 for the year ended December 31, 2001 as compared to none in the same period of 2000 due to the settlement of an outstanding customer dispute and a favorable resolution of a liability related to the customer dispute and a gain on extinguishment of debt was $1,340,000 due to the settlement of $3,000,000 principal amount 12.5% convertible debentures due in 2002 for $1,660,000.

      Provision for Doubtful Accounts. Provision for doubtful accounts increased to $(58,000) in 2001 compared to $(333,000) for the year ended December 31, 2000 due to the collection of one account receivable in 2001 reserved for in 1999 and collections of various accounts receivable in 2000 reserved for in 1999.

LIQUIDITY AND CAPITAL RESOURCES

      We have funded our operations primarily from cash flow from operations and the proceeds from our convertible debentures due in 2008 and our convertible debentures due in 2009. As of December 31, 2002, we were in compliance with the financial covenants set forth in the Convertible Loan Agreements.

      At December 31, 2002, we had working capital of $336,000 compared to a working capital of $(1,114,000) in 2001.

      At December 31, 2002, we had approximately $21,700,000 of federal net operating tax loss carryforwards expiring at various dates through 2021.

      We believe that our current cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs in 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

      On April 30, 2002, the "FASB" issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections."

      Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any income tax effect. As a result, the criteria in Opinion No. 30 will no be used to classify those gains and losses. Statement 64 amended Statement 4 and is no longer necessary because Statement 4 has been rescinded.

      Statement 145 amended Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects.

      This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

      FASB has issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ["EITF"] of the FASB has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity [including Certain Costs Incurred in a Restructuring]." The scope of SFAS No. 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 had no impact on our results of operations or financial position for 2002.

      The FASB has issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which is effective for certain transactions arising on or after October 1, 2002. SFAS No. 147 will have no impact on us.

      The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation
- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      The Company has adopted the disclosure requirements of SFAS No. 148. The Company currently accounts for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS No. 148 are not applicable to us at this time.

      FASB Interpretation No. 45 ["FIN 45"], "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASN Interpretation No. 34," was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

        FASB Interpretation No. 46 ["FIN 46"], "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," was issued in January 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We believes that we have no unconsolidated variable interest entities that would be considered under the requirements of FIN 46.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to the impact of interest rate changes and changes in the market value of our investments.

      INTEREST RATE RISK. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in a major bank money market account. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

      Investments in this account carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data listed in Item 15(a)(1) and (2) are included in this report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      The information called for by Part III (Items 10, 11, 12 and 13) of this Report is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the election of directors at the 2003 Annual Meeting of Stockholders of the Company, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2002.

Item 14. CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of filing this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

      Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   THE FOLLOWING ARE FILED AS A PART OF THIS REPORT.

      (1)   FINANCIAL STATEMENTS

            Reference is made to the Index to Financial Statements on Page 26.

      (2)   FINANCIAL STATEMENT SCHEDULE

            II - Valuation and qualifying accounts.........................F-25

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

10(e)(1) Employment Agreement, dated December 20, 1999, by and between the Registrant and John Roblin [incorporated by reference to Exhibit 10(o)(3) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 14, 2000].

10(e)(2) Employment Agreement, dated January 25, 2001, by and between the Registrant and John Roblin [incorporated by reference to Exhibit
               99.2 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on February 8, 2001].

10(f)(1) Form of Warrant issued by the Registrant to Vault Management Limited [incorporated by reference to Exhibit 10(p)(1) to the Registrant's Quarterly Report on Form 10-Q/A (Commission File No. 0-13124) filed on August 24, 2000].

10(f)(2) Stock Purchase Agreement, dated as of June 9, 2000, between the Registrant and Vault Management Limited [incorporated by reference to Exhibit 10(p)(2) to the Registrant's Quarterly Report on Form 10-Q/A (Commission File No. 0-13124) filed on August 24, 2000].

10(g)(1) Convertible Loan Agreement, dated June 28, 2001, by and among the Company, Renaissance US Growth & Income Trust PLC, a public limited company registered in England and Wales, BFSUS Special Opportunities Trust PLC, a public limited company registered in England and Wales, as lenders, and Renaissance Capital Group, Inc., a Texas corporation, as agent [incorporated by reference to
               Exhibit 10(q)(1) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(g)(2) Convertible Debenture No. 1, dated June 28, 2001, issued to Renaissance US Growth & Income [incorporated by reference to
               Exhibit 10(q)(2) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(g)(3) Convertible Debenture No. 2, dated June 28, 2001, issued to BFSUS Special Opportunities Trust PLC [incorporated by reference to
               Exhibit 10(q)(3) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(g)(4) Pledge Agreement, dated as of June 28, 2001, between the Company, Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(q)(4) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(g)(5) Security Agreement, dated as of June 28, 2001, among the Company, Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(q)(5) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(g)(6) Subsidiary Guaranty, dated as of June 28, 2001, by Cover-All Systems, Inc. in favor of Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(q)(6) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(g)(7) Subsidiary Security Agreement, dated as of June 28, 2001, among Cover-All Systems, Inc. in favor of Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(q)(7) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(1) Convertible Loan Agreement, dated June 28, 2001, by and among the Company, John Roblin, Arnold Schumsky and Stuart Sternberg, and Stuart Sternberg, as agent [incorporated by reference to Exhibit 10(r)(1) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(2) Convertible Debenture No. 3, dated June 28, 2001, issued to John Roblin [incorporated by reference to Exhibit 10(r)(2) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(3) Convertible Debenture No. 4, dated June 28, 2001, issued to Arnold Schumsky [incorporated by reference to Exhibit 10(r)(3) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(4) Convertible Debenture No. 5, dated June 28, 2001, issued to Stuart Sternberg [incorporated by reference to Exhibit 10(r)(4) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(5) Security Agreement, dated as of June 28, 2001, among the Company, John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(r)(5) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(6) Subsidiary Guaranty, dated as of June 28, 2001, by Cover-All Systems, Inc. in favor of John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(r)(6) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(7) Subsidiary Security Agreement, dated as of June 28, 2001, among Cover-All Systems, Inc. in favor of John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(r)(7) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(8) Limited Waiver to Convertible Loan Agreements, dated as of September 30, 2001, by Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(r)(8) to the Registrant's Form 10-Q (Commission File No. 0-13124) filed on November 14, 2001].

10(h)(9) Limited Waiver to Convertible Loan Agreements, dated as of December 31, 2001, by Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(l)(9) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on March 29, 2002].

10(i)(1) Lock-Up Agreement, dated June 28, 2001, by and among Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, as lenders, and Renaissance Capital Group, Inc., as agent, and John Roblin [incorporated by reference to Exhibit 10(s)(1) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(i)(2) Lock-Up Agreement, dated June 28, 2001 by and among Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, as lenders, and Renaissance Capital Group, Inc., as agent, and Maryanne Z. Gallagher [incorporated by reference to
               Exhibit 10(s)(2) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(i)(3) Lock-Up Agreement, dated June 28, 2001, by and among Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, as lenders, and Renaissance Capital Group, Inc., as agent, and Frank Orzell [incorporated by reference to Exhibit 10(s)(3) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(i)(4) Lock-Up Agreement, dated June 28, 2001 by and among Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, as lenders, and Renaissance Capital Group, Inc., as agent, and Ann Massey [incorporated by reference to Exhibit 10(s)(4) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(j) Settlement Agreement, dated June 29, 2001, by and between the Company and FINOVA Mezzanine Capital Inc. [incorporated by reference to Exhibit 10(t) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

21             Subsidiaries of the Registrant [incorporated by reference to
               Exhibit 21 to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 11, 1996].

*23            Consent of Moore Stephens, P.C.

*99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

----------
*   Filed herewith

(b)   Reports on Form 8-K

None.

COVER-ALL TECHNOLOGIES INC.
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                            Page

Report of Independent Auditor ..........................................     F-1

Consolidated Balance Sheets - December 31, 2002 and 2001................     F-2

Consolidated Statements of Operations - Years Ended December 31, 2002,
2001 and 2000...........................................................     F-4

Consolidated Statements of Changes in Stockholders' Equity [Deficit] -
Years Ended December 31, 2002, 2001 and 2000............................     F-6

Consolidated Statements of Cash Flows - Years Ended December 31,
2002, 2001 and 2000.....................................................     F-7

Notes to Consolidated Financial Statements..............................     F-9

Financial Statement Schedule II -
Valuation and Qualifying Accounts.......................................    F-25

                          REPORT OF INDEPENDENT AUDITOR

To the Stockholders and the Board of Directors of Cover-All Technologies Inc.

We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements and consolidated financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. and its subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is the responsibility of Cover-All Technologies Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As discussed in Note 2 and Note 14 to the financial statements, the Company adopted FASB No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections," during 2002.


                                                MOORE STEPHENS, P. C.
                                                Certified Public Accountants.

New York, New York
February 26, 2003

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                        DECEMBER 31,
                                                                        ------------
                                                                  2 0 0 2         2 0 0 1
                                                                -----------     -----------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                    $ 2,063,411     $   430,545
   Accounts Receivable [Less Allowance for Doubtful Accounts
     of $25,000 and $25,000 in 2002 and 2001, Respectively]       1,021,873       1,007,194
   Other Receivables                                                240,672           5,101
   Prepaid Expenses                                                 453,007         306,999
                                                                -----------     -----------

   TOTAL CURRENT ASSETS                                           3,778,963       1,749,839
                                                                -----------     -----------

PROPERTY AND EQUIPMENT - AT COST:
   Furniture, Fixtures and Equipment                              1,309,938       1,286,122
   Less: Accumulated Depreciation                                (1,156,338)     (1,054,968)
                                                                -----------     -----------

   PROPERTY AND EQUIPMENT - NET                                     153,600         231,154
                                                                -----------     -----------

CAPITALIZED SOFTWARE [LESS ACCUMULATED AMORTIZATION OF
   $5,675,257 AND $4,844,612 IN 2002 AND 2001, RESPECTIVELY]      1,398,333       1,202,818
                                                                -----------     -----------

DEFERRED FINANCING COSTS [NET OF ACCUMULATED AMORTIZATION OF
   $42,673 AND $13,364]                                             198,638         173,726
                                                                -----------     -----------

OTHER ASSETS                                                         59,335          59,335
                                                                -----------     -----------

   TOTAL ASSETS                                                 $ 5,588,869     $ 3,416,872
                                                                ===========     ===========

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                            DECEMBER 31,
                                                                            ------------
                                                                      2 0 0 2          2 0 0 1
                                                                   ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]:
CURRENT LIABILITIES:
   Accounts Payable                                                $    276,618     $    582,522
   Income Taxes Payable                                                  90,000               --
   Accrued Liabilities                                                  723,688          442,524
   Obligation Under Capital Lease                                            --           17,980
   Unearned Revenue                                                   2,352,462        1,821,221
                                                                   ------------     ------------

   TOTAL CURRENT LIABILITIES                                          3,442,768        2,864,247

LONG-TERM LIABILITIES:
   Convertible Debentures                                             2,500,000        1,800,000
                                                                   ------------     ------------

   TOTAL LIABILITIES                                                  5,942,768        4,664,247
                                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES                                                --               --
                                                                   ------------     ------------

STOCKHOLDERS' EQUITY [DEFICIT]:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     17,835,718 Shares Issued and 15,335,718 Shares Outstanding
     in 2002 and 2001                                                   178,357          178,357

   Capital In Excess of Par Value                                    26,147,517       26,130,604

   Accumulated Deficit                                              (25,976,773)     (26,853,336)

   Treasury Stock - At Cost - 2,500,000 Shares                         (703,000)        (703,000)
                                                                   ------------     ------------

   TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                                (353,899)      (1,247,375)
                                                                   ------------     ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]            $  5,588,869     $  3,416,872
                                                                   ============     ============

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                    Y E A R S   E N D E D
                                                         -------------------------------------------
                                                                    D E C E M B E R   3 1,
                                                         -------------------------------------------
                                                           2 0 0 2         2 0 0 1         2 0 0 0
                                                         -----------     -----------     -----------
REVENUES:
   Licenses                                              $ 2,180,250     $   246,500     $ 1,889,016
   Maintenance                                             4,389,331       4,369,890       3,963,304
   Professional Services                                   1,059,837       1,248,893       2,020,822
   Application Service Provider ["ASP"] Services             512,674         397,664          90,030
                                                         -----------     -----------     -----------

   TOTAL REVENUES                                          8,142,092       6,262,947       7,963,172
                                                         -----------     -----------     -----------

COSTS OF REVENUES:
   Licenses                                                1,421,895       1,324,399       2,820,038
   Maintenance                                             2,255,119       2,588,438       3,124,188
   Professional Services                                     415,063         711,809         926,599
   ASP Services                                              225,068         238,358          71,511
                                                         -----------     -----------     -----------

   TOTAL COSTS OF REVENUES                                 4,317,145       4,863,004       6,942,336
                                                         -----------     -----------     -----------

   DIRECT MARGIN                                           3,824,947       1,399,943       1,020,836
                                                         -----------     -----------     -----------

OPERATING EXPENSES:
   Sales and Marketing                                       901,166       1,264,285         899,607
   General and Administrative                              1,417,800       1,365,821       1,961,716
   Research and Development                                  599,580         413,364         875,114
   Provision for Doubtful Accounts                                --         (58,161)       (333,222)
   Loss on Default of Note Receivable - Related Party             --              --         262,870
                                                         -----------     -----------     -----------

   TOTAL OPERATING EXPENSES                                2,918,546       2,985,309       3,666,085
                                                         -----------     -----------     -----------

   OPERATING INCOME [LOSS]                                   906,401      (1,585,366)     (2,645,249)
                                                         -----------     -----------     -----------

OTHER EXPENSE [INCOME]:
   Interest Expense                                          169,633         266,226         385,003
   Interest Income - Related Party [Imputed]                      --              --        (109,401)
   Interest Income                                            (1,060)        (14,404)         (8,633)
   Other Income [See Note 14]                                     --      (1,565,127)             --
                                                         -----------     -----------     -----------

   TOTAL OTHER EXPENSE [INCOME]                              168,573      (1,313,305)        266,969
                                                         -----------     -----------     -----------

FOREIGN CURRENCY TRANSACTION LOSS                                 --              --          (3,898)
                                                         -----------     -----------     -----------

   INCOME [LOSS] BEFORE INCOME TAX BENEFIT                   737,828        (272,061)     (2,916,116)

INCOME TAX BENEFIT                                           138,735         326,772         503,936
                                                         -----------     -----------     -----------

   NET INCOME [LOSS]                                     $   876,563     $    54,711     $(2,412,180)
                                                         ===========     ===========     ===========

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                   Y E A R S   E N D E D
                                                  -------------------------------------------------------
                                                                   D E C E M B E R   3 1,
                                                  -------------------------------------------------------
                                                       2 0 0 2            2 0 0 1             2 0 0 0
                                                  ----------------   ----------------    ----------------
BASIC EARNINGS [LOSS] PER COMMON SHARE            $            .06   $             --    $           (.14)
                                                  ================   ================    ================

DILUTED EARNINGS [LOSS] PER COMMON SHARE          $            .04   $             --    $           (.14)
                                                  ================   ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR BASIC EARNINGS [LOSS] PER
   COMMON SHARE                                         15,336,000         15,246,000          17,386,000
                                                  ================   ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR DILUTED EARNINGS [LOSS] PER
   COMMON SHARE                                         23,733,000         15,246,000          17,386,000
                                                  ================   ================    ================

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------

                                                                                                           TOTAL
                                                     CAPITAL IN                                        STOCKHOLDERS'
                                                      EXCESS OF       ACCUMULATED       TREASURY          EQUITY
                                    COMMON STOCK      PAR VALUE         DEFICIT           STOCK          [DEFICIT]
                                    ------------    ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 1999        $    170,037    $ 26,763,197     $(24,495,867)    $         --     $  2,437,367

   Exercise of 12,500 Stock
     Options                                 125          19,406               --               --           19,531
   Issuance of 25,000 Shares                 250          31,000               --               --           31,250
   Issuance of 640,000 Shares of
     Common Stock Under the
     Vault Agreement [See
     Note 10]                              6,400         393,600               --               --          400,000
   Loss on Default of Care Note
     [See Note 7]                             --      (1,143,054)              --               --       (1,143,054)
   Recording of 2,500,000 Shares
     of Common Stock following
     Default of Care Note
     [See Note 7]                             --              --               --         (703,000)        (703,000)
   Net [Loss]                                 --              --       (2,412,180)              --       (2,412,180)
                                    ------------    ------------     ------------     ------------     ------------

BALANCE AT DECEMBER 31, 2000             176,812      26,064,149      (26,908,047)        (703,000)      (1,370,086)

   Issuance of 154,546 Shares of
     Common Stock [See
     Note 12]                              1,545          66,455               --               --           68,000
   Net Income                                 --              --           54,711               --           54,711
                                    ------------    ------------     ------------     ------------     ------------

BALANCE AT DECEMBER 31, 2001             178,357      26,130,604      (26,853,336)        (703,000)      (1,247,375)

   Issuance of 128,572 Warrants
     [See Note 12]                            --          16,913               --               --           16,913
   Net Income                                 --              --          876,563               --          876,563
                                    ------------    ------------     ------------     ------------     ------------

BALANCE AT DECEMBER 31, 2002        $    178,357    $ 26,147,517     $(25,976,773)    $   (703,000)    $   (353,899)
                                    ============    ============     ============     ============     ============

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                      Y E A R S   E N D E D
                                                           -------------------------------------------
                                                                      D E C E M B E R   3 1,
                                                           -------------------------------------------
                                                             2 0 0 2         2 0 0 1         2 0 0 0
                                                           -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income [Loss] from Continuing Operations                $   876,563     $    54,711     $(2,412,180)
   Adjustments to Reconcile Net Income [Loss] to Net
     Cash Provided by [Used for] Operating Activities:
     Depreciation                                              101,370         146,400         152,238
     Amortization of Capitalized Software                      830,645         860,801         899,240
     Amortization of Deferred Financing Costs                   29,309          13,364              --
     Gain on Extinguishment of Convertible Debentures               --      (1,340,000)             --
     Provision for Uncollectible Accounts                           --         (58,161)       (333,222)
     Imputed Interest Income                                        --              --        (150,057)
     Loss on Default of Note Receivable - Related Party             --              --         262,870
     Non-Cash Financing Cost                                    16,913              --              --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                     (14,678)      1,664,262          88,200
       Prepaid Expenses                                       (146,008)        (55,727)        113,920
       Accrued Interest - Related Party Note Receivable             --              --          40,656
       Other Receivable                                       (235,572)        279,899        (285,000)

     Increase [Decrease] in:
       Accounts Payable                                       (305,904)       (440,794)        (62,079)
       Taxes Payable                                            90,000              --              --
       Accrued Liabilities                                     281,164        (174,456)       (269,870)
       Unearned Revenue                                        531,241          32,897         193,107
                                                           -----------     -----------     -----------

   NET CASH PROVIDED FROM [USED FOR] CONTINUING
     OPERATING ACTIVITIES                                    2,055,043         983,196      (1,762,177)
                                                           -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of Note Receivable - Related Party                     --              --         750,000
   Capital Expenditures                                        (23,816)        (65,267)        (22,961)
   Capitalized Software Expenditures                        (1,026,160)       (865,798)             --
                                                           -----------     -----------     -----------

   NET CASH [USED FOR] PROVIDED FROM INVESTING
     ACTIVITIES                                             (1,049,976)       (931,065)        727,039
                                                           -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Convertible Debentures                        700,000       1,800,000              --
   Payment on Convertible Debentures                                --      (1,660,000)             --
   Deferred Financing Costs                                    (54,221)       (187,090)             --
   Net Proceeds from the Issuance of Common Stock                   --          68,000         431,250
   Principal Payments on Capital Lease                         (17,980)        (64,434)        (59,498)
   Proceeds from Exercise of Stock Options                          --              --          19,531
                                                           -----------     -----------     -----------

   NET CASH PROVIDED FROM [USED FOR]
     FINANCING ACTIVITIES                                      627,799         (43,524)        391,283
                                                           -----------     -----------     -----------

   CHANGE IN CASH AND CASH EQUIVALENTS - FORWARD           $ 1,632,866     $     8,607     $  (643,855)

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                Y E A R S   E N D E D
                                                      -----------------------------------------
                                                                D E C E M B E R   3 1,
                                                      -----------------------------------------
                                                        2 0 0 2        2 0 0 1        2 0 0 0
                                                      -----------    -----------    -----------
   CHANGE IN CASH AND CASH EQUIVALENTS - FORWARDED    $ 1,632,866    $     8,607    $  (643,855)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS            430,545        421,938      1,065,793
                                                      -----------    -----------    -----------

   CASH AND CASH EQUIVALENTS - END OF YEARS           $ 2,063,411    $   430,545    $   421,938
                                                      ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                         $   169,633    $   266,226    $   385,003
     Income Taxes                                     $        --    $        --    $        --

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

      In December 2000, Care Corporation Limited ["Care"] defaulted on its obligation to pay to the Company its semi-annual principal payment owed under the promissory note dated March 31, 1998. As a result of Care's default, the Company wrote off the outstanding balance of the Care note as of December 31, 2000. In accordance with the terms of the agreement, the Company recorded the 2,500,000 shares of its common stock pledged as collateral under the promissory note and received from Care as treasury stock valued at approximately $703,000 based upon the market price of the shares. The difference between the value of treasury stock and the outstanding balance of the Care note as of December 31, 2000, was recorded as a loss of $262,870 in the fourth quarter of 2000 and $1,143,054 was charged to additional paid-in capital [See Note 7].

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

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements are prepared on the basis of generally accepted accounting principles and include the accounts of Cover-All Technologies Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

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

REVENUE RECOGNITION - Our revenues are recognized in accordance with SOP 97-2, "Software Revenue Recognition" ["SOP 97-2"], as amended by SOP 98-4, "Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." Revenue from the sale of software licenses is predominately from standardized software and is recognized when standard software modules are delivered and accepted by the customer, the fee is fixed or determinable and collectibility is probable. Revenue from software maintenance contracts is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

CASH AND CASH EQUIVALENTS - We consider all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

We had $1,598,000 and $291,000 of repurchase agreements at December 31, 2002 and 2001, respectively, with First Union National Bank. The repurchase agreements are collateralized by at least an equal amount of U.S. Treasury securities or U.S. Government agency securities. These agreements are usually placed on an overnight basis.

RISK CONCENTRATIONS - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The amount of cash beyond insured amounts at December 31, 2002 and 2001 was approximately $1,972,100 and $502,100, respectively. We generally do not require collateral for its financial instruments, other than repurchase agreements.

We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers, principally major insurance companies, who are dispersed across many geographic regions. As of December 31, 2002, seven customers accounted for approximately 54% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

IMPAIRMENT - In August 2001, the Financial Accounting Standards Board ["FASB"] approved Statement of Financial Accounting Standards ["SFAS"] No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amounts or fair value less cost to sell and cease depreciation [amortization]. SFAS No. 144 recommends a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. Discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144. As a result, goodwill will no longer be required to be allocated to long-lived assets [unless they qualify as a reporting unit] to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We adopted SFAS No. 144 on January 1, 2002.

PROPERTY AND EQUIPMENT - Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets. Depreciation expense in 2002, 2001 and 2000 was $101,370, $146,400 and $152,238,
respectively.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective account and any resulting gain or losses are reported as income and expense.

CAPITALIZED SOFTWARE - Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. As we have completed software development concurrently with the establishment of technological feasibility, we have commenced capitalizing these costs. Software development costs are our only research and development expenditures. During 2002, 2001 and 2000, qualifying software development costs of $1,026,160, $865,798 and $-0-, respectively, were capitalized and are being amortized over a three-year period at the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product. Amortization expense in 2002, 2001 and 2000 was $830,645, $860,801 and $899,240,
respectively. At each balance sheet date, the unamortized capitalized costs of each computer software product are compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

ADVERTISING EXPENSE - We expense advertising costs as incurred. Advertising expense in 2002, 2001 and 2000 was $83,203, $219,081 and $132,297, respectively.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

INCOME [LOSS] PER SHARE - We have adopted the provisions of SFAS No. 128. Basic earnings [loss] per share is computed by dividing income [loss] available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Our options and warrants were not included in the computation of loss per share for 2000 because to do so would have been antidilutive.

The dilutive effect of convertible debt is reflected in diluted earnings per share by the application of the if-converted method. Our convertible debt does not affect the income [loss] per share calculation for 2001 and 2000 because it would be antidilutive for those years [See Note 6]. The convertible debt could potentially dilute basic earnings per share in future periods.

STOCK-BASED COMPENSATION - We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" [APB No. 25] with regard to the accounting for our employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. We apply the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 123 to employee stock-based compensation.

[2] RECENTLY ISSUED ACCOUNTING STANDARDS

On April 30, 2002, the "FASB" issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections."

Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any income tax effect. As a result, the criteria in Opinion No. 30 will no be used to classify those gains and losses. Statement 64 amended Statement 4 and is no longer necessary because Statement 4 has been rescinded [See Note 14].

Statement 145 amended Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[2] RECENTLY ISSUED ACCOUNTING STANDARDS [CONTINUED]

FASB has issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ["EITF"] of the FASB as set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity [including Certain Costs Incurred in a Restructuring]." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 had no impact on our results of operations or financial position for 2002.

The FASB has issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which is effective for certain transactions arising on or after October 1, 2002. SFAS No. 147 will have no impact on us.

The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148. The Company currently accounts for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS No. 148 are not applicable to us at this time.

FASB Interpretation No. 45 ["FIN 45"], "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASN Interpretation No. 34," was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have made the disclosures required by FIN 45.

FASB Interpretation No. 46 ["FIN 46"], "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," was issued in January 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We believe that we have no unconsolidated variable interest entities that would be considered under the requirements of FIN 46.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[3] COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

OPERATING LEASES - We lease approximately 21,000 square feet of office space under a lease which expires in May 2005. The lease includes escalation clauses for increased real estate taxes, insurance and maintenance expenses. The lease provides for a renewal period of five years.

Rent expense was $323,778, $320,561 and $308,853 for the years ended December 31, 2002, 2001 and 2000, respectively.

Our future minimum rental commitments under its noncancellable operating lease in effect at December 31, 2002 were as follows: year ending 2003 -- $333,271, 2004 -- $333,271, 2005 -- $138,863, 2006 -- $-0-, 2007 -- $-0-; thereafter --
none.

EMPLOYMENT CONTRACTS - We have an employment contract with one of our executives with an expiration date of December 31, 2003. This contract may be renewed by the consent of both parties for an additional two year period. The aggregate commitment for future salary at December 31, 2002 was approximately $278,000. In accordance with a previous contract, the executive was issued 25,000 shares of our common stock in January 2000.

RELATED PARTY TRANSACTIONS - In 2002, 2001 and 2000, we paid Mark Johnston total consulting fees plus expenses of approximately $-0-, $100,000 and $247,000, respectively [See Notes 7, 9 and 10 for additional related party disclosures].

[4] INCOME TAXES

An analysis of the components of the income tax [provision] benefit is as follows:

                                                              Y e a r s  e n d e d
                                                              D e c e m b e r  31,
                                                     ------------------------------------
                                                      2 0 0 2       2 0 0 1      2 0 0 0
                                                     ---------     ---------    ---------
Current:
   Federal                                           $      --     $      --    $      --
   State                                               (90,000)           --           --
   Utilization of Net Operating Loss Carryforward           --            --           --
                                                     ---------     ---------    ---------

   Totals                                              (90,000)           --           --
                                                     ---------     ---------    ---------

Deferred:
   Federal                                                  --            --           --
   State                                               228,735       326,772      503,936
                                                     ---------     ---------    ---------

   Totals                                              228,735       326,772      503,936
                                                     ---------     ---------    ---------

   NET BENEFIT                                       $ 138,735     $ 326,772    $ 503,936
   -----------                                       =========     =========    =========

During 2002, 2001 and 2000, we availed ourself of a program offered by the State of New Jersey whereby we sold state net operating losses of $2,921,267, $4,173,333 and $6,439,122, respectively, for $228,735, $326,772 and $503,936, respectively. As of December 31, 2002, the amount due to us under the program was $228,735 which is classified with other receivables and was collected in January 2003.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[4] INCOME TAXES [CONTINUED]

The income tax benefit for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                   Y e a r s  e n d e d
                                                          -------------------------------------
                                                                   D e c e m b e r  31,
                                                          -------------------------------------
                                                           2 0 0 2       2 0 0 1       2 0 0 0
                                                          ---------     ---------     ---------
Computed Federal  Statutory [Tax] Benefit                 $(295,000)    $ 109,000     $ 928,000
Valuation Allowance to Reduce Deferred Tax Asset                 --      (109,000)     (928,000)
Tax Benefit of Federal Net Operating Loss Carryforward      205,000            --            --
Sale of State Net Operating Loss Carryforward               228,735       326,772       503,936
                                                          ---------     ---------     ---------

   ACTUAL BENEFIT                                         $ 138,735     $ 326,772     $ 503,936
   --------------                                         =========     =========     =========

The components of the net deferred tax asset and liability were as follows:

                                                           Years ended
                                                           ------------
                                                           December 31,
                                                           ------------
                                                     2 0 0 2          2 0 0 1
                                                  ------------     ------------
Deferred Tax Assets - Current:
   Accounts Receivable Allowance                  $     10,000     $     10,000
   Vacation Accrual                                     10,000           10,000
   Valuation Allowance                                 (20,000)         (20,000)
                                                  ------------     ------------

   CURRENT DEFERRED TAX ASSET                     $         --     $         --
   --------------------------                     ============     ============

Deferred Tax Asset [Liability] - Long-Term:
   Net Operating Loss Carryforward                $  9,350,000     $ 10,750,000
   Stock Options                                        80,000           90,000
   Capitalized Software                               (560,000)        (480,000)
   Depreciation and Amortization                        15,000           40,000
   Valuation Allowance                              (8,885,000)     (10,400,000)
                                                  ------------     ------------

   LONG-TERM DEFERRED TAX ASSET                   $         --     $         --
   ----------------------------                   ============     ============

The net change during 2002 and 2001 in the total valuation allowance is $(1,515,000) and $1,061,000, respectively.

At December 31, 2002, we had approximately $21,700,000 of federal net operating tax loss carryforwards expiring at various dates through 2021. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time, including the stock which may be issued related to our outstanding convertible debentures [See Note 9] and the conversion of the warrants we issued to Vault Management Limited [See Note 10], or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[5] STOCK OPTION AND STOCK PURCHASE PLANS

In March 1995, we adopted the 1995 Employee Stock Option Plan, which was amended in April 1997 and June 2000. Options for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees at an exercise price determined by the Board of Directors on the date of grant. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years. At December 31, 2002, 2001 and 2000, 2,321,025, 2,340,525 and
3,230,275 shares, respectively, were available for grant.

On November 15, 1994, we adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees ["non-employee director"]. The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000. Each non-employee director who is serving on "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At December 31, 2002, 2001 and 2000, 750,000, 740,000 and 710,000 shares, respectively, were available for grant.

In October 1994, we adopted the 1994 Non-Qualified Stock Option Plan for Consultants. Options for the purchase of up to 200,000 shares may be granted by the Board of Directors to any individual who has entered into a written consulting contract with us. The non-qualified stock options will have up to a 5 year term from date of grant and will be exercisable at a price and time as determined by the Board of Directors on the date of grant. At December 31, 2002, 2001 and 2000, 105,000, 105,000 and 105,000 shares, respectively, were available for grant.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

                                                          Exercise        Weighted-Average
                                                          --------        ----------------
                                                            Price            Remaining           Weighted-Average
                                                            -----            ---------           ----------------
                                          Shares          Per Share       Contractual Life       Exercise Price
                                          ------          ---------       ----------------       --------------
Balance, December 31, 1999              1,745,500      $  1.25 - 5.00         3.1 Years            $      1.68

   Granted                                537,000          .63 - 1.25         2.9 Years                    .95
   Exercised                              (12,500)        1.56 - 1.56                                     1.56
   Canceled                              (783,000)         .63 - 5.00                                     1.84

Balance, December 31, 2000              1,487,000      $   .63 - 5.00         2.2 Years            $      1.34

   Granted                                949,000          .23 -  .34         4.1 Years                    .32
   Exercised                                   --                  --                                       --
   Canceled                               (64,250)         .63 - 1.94                                     1.22
   Expired                                (25,000)        4.50 - 5.00                                     4.60

Balance, December 31, 2001              2,346,750      $   .23 - 4.00         2.30 Years           $       .90

   Granted                                195,000          .27 - .29          2.3 Years                    .27
   Canceled                               (50,500)         .23 - .63                                       .39
   Expired                               (135,000)         .32 - 2.13                                     1.14
Balance, December 31, 2002              2,356,250      $   .23 - 4.00         2.3 Years            $       .84

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

The options granted during 2002 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                               Number         Weighted-Average  Weighted-Average
                                               ------         ----------------  ----------------
                                              Granted         Exercise Price       Fair Value
                                              -------         --------------       ----------
Exercise Price at Stock Price                 195,000              $.27              $.15
                                              =======              ====              ====

The options granted during 2001 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                               Number         Weighted-Average  Weighted-Average
                                               ------         ----------------  ----------------
                                              Granted         Exercise Price       Fair Value
                                              -------         --------------       ----------
Exercise Price at Stock Price                 949,000              $.32              $.20
                                              =======              ====              ====

The options granted during 2000 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                               Number         Weighted-Average  Weighted-Average
                                               ------         ----------------  ----------------
                                              Granted         Exercise Price       Fair Value
                                              -------         --------------       ----------
Exercise Price at Stock Price                 537,000              $.95              $.58
                                              =======              ====              ====

Exercisable options at December 31, 2002, 2001 and 2000 were as follows:

                                     Number of                  Weighted-Average
                                     ---------                  ----------------
December 31,                    Exercisable Options              Exercise Price
------------                    -------------------              --------------

   2002                             1,888,740                    $         .97
   2001                             1,635,575                    $        1.13
   2000                             1,258,000                    $        1.43

The following table summarizes information about stock options at December 31, 2002:

                                                                                                Exercisable
                                                                                                -----------
                                            Outstanding Stock Options                          Stock Options
                          ---------------------------------------------------------     ---------------------------
                                          Weighted-Average
                                          ----------------
    Range of                                  Remaining            Weighted-Average                Weighted-Average
    --------                                  ---------            ----------------                ----------------
Exercise Prices             Shares         Contractual Life         Exercise Price        Shares    Exercise Price
---------------             ------         ----------------         --------------        ------    --------------
$  .23 - $ .34            1,088,250           3.0 Years              $       .32          620,740    $       .32
$  .63 - $1.13              275,000           1.4 Years              $       .85          275,000    $       .85
$ 1.25 - $1.25              793,000           1.9 Years              $      1.25          793,000    $      1.25
$ 2.00 - $2.00              195,000           2.2 Years              $      2.00          195,000    $      2.00
$ 4.00 - $4.00                5,000           3.3 Years              $      4.00            5,000    $      4.00
                          ---------           ---------              -----------        ---------    -----------

                          2,356,250           2.3 Years              $       .84        1,888,740    $       .97
                          =========           =========              ===========        =========    ===========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for our stock option plans. The exercise price for all stock options issued during 2002, 2001 and 2000 were equal to or greater than the market price of our stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock-based compensation plans for fiscal years 2002, 2001 and 2000.

There are 768,572 warrants outstanding at December 31, 2002. The exercise price for all the warrants issued and outstanding as of December 31, 2002 were equal to or greater than the market price of our stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:



                                Outstanding          Exercise     Weighted-Average
                                and Exercisable      Price        Remaining          Weighted-Average
                                Warrants             Per Warrant  Contractual Life   Exercise Price

Balance, December 31, 2001      640,000              $.62 - .62   2.50 Years         $0.62
Granted                         128,575              $.22 - .22   4.25 Years         0.22
Balance, December 31, 2002      768,572              $.22 - .62   2.80 Years         $0.56


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $.15, $.20 and $.58 during 2002, 2001 and 2000, respectively.

Pro forma information regarding net income or loss and net income or loss per share has been determined as if we had accounted for our employee stock options under the fair value method prescribed under SFAS No. 123, Accounting for Stock Based Compensation. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                                    D e c e m b e r  3 1,
                                        ----------------------------------------
                                         2 0 0 2         2 0 0 1        2 0 0 0
                                         -------         -------        -------

Risk-Free Interest Rate                 3.00%           3.00%          6.30%
Expected Life                           3.0 Years       4.0 Years      4.0 Years
Expected Volatility                     81%             86%            81%
Expected Dividends                      None            None           None

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

The pro forma amounts are indicated below [in thousands, except per share amounts]:

                                                  Y e a r s  e n d e d
                                                   D e c e m b e r  31,
                                         ---------------------------------------
                                           2 0 0 2      2 0 0 1        2 0 0 0
                                           -------      -------        -------

Net Income [Loss] as Reported            $      877    $      55     $   (2,412)
Pro Forma Net Income [Loss]              $      859    $    (125)    $   (2,657)
Earnings [Loss] Per Share as Reported    $      .06    $      --     $     (.14)
Pro Forma Earnings [Loss] Per Share      $      .04    $    (.01)    $     (.14)

[6] EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ["EPS"] computations.

                                                               2 0 0 2          2 0 0 1         2 0 0 0
                                                               -------          -------         -------
Numerator:
   Net Income [Loss]                                        $    876,563     $     54,711    $ (2,412,180)
Effect of Dilutive Securities:
   Interest Reversal Convertible Debentures [Net of Tax]         120,000               --              --
   Incentive Bonus Adjustment [Net of Tax Benefit]               (12,000)              --              --
                                                            ------------     ------------    ------------

   NUMERATOR FOR DILUTED EARNINGS [LOSS]
   -------------------------------------
     PER COMMON SHARE                                       $    984,563     $     54,711    $ (2,412,180)
     ----------------                                       ============     ============    ============

Denominator:
   Weighted Average Number of Common Shares Outstanding
     for Basic Earnings [Loss] Per Common Share               15,336,000       15,246,000      17,386,000

Effect of Dilutive Securities:
   Exercise of Options                                            26,500           18,226              --
   Exercise of Warrants                                           37,000               --              --
   Conversion of Convertible Debentures                        8,333,500               --              --
                                                            ------------     ------------    ------------

   DENOMINATOR FOR DILUTED EARNINGS PER
   ------------------------------------
     COMMON SHARE                                             23,733,000       15,264,226      17,386,000
     ------------                                           ============     ============    ============

BASIC EARNINGS [LOSS] PER COMMON SHARE                      $        .06     $         --    $       (.14)
--------------------------------------                      ============     ============    ============

DILUTED EARNINGS [LOSS] PER COMMON SHARE                    $        .04     $         --    $       (.14)
----------------------------------------                    ============     ============    ============

Equity instruments that may dilute earnings per share in the future are listed in Note 5.

Options to purchase 2,112,000 shares of common stock at prices ranging from $.31 to $4.00 per share were outstanding at December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

[7] SALE OF STOCK AND WARRANTS, AND PURCHASE AND SALE OF CARE SOFTWARE LICENSE

On March 31, 1996, we were granted by Care Corporation Limited ["Care"] the exclusive license for the Care software systems for use in the workers' compensation claims administration markets in Canada, Mexico and Central and South America. In exchange for this license, we issued to Care 2,500,000 shares of our common stock at $2.00 per share to value the license as $5,000,000 at March 31, 1996. The license agreement was revised on March 14, 1997, and we engaged Care as our exclusive

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------

[7] SALE OF STOCK AND WARRANTS, AND PURCHASE AND SALE OF CARE SOFTWARE LICENSE [CONTINUED]

sales agent for a monthly fee of $10,000 against commissions of 20%. Depending upon the level of revenue reached, or not reached, under the license agreement, we had the right to repurchase all or portions of the shares issued to Care at $.01 per share.

In the fourth quarter of 1997, we made a strategic decision to allocate future resources to the TAS and Classic product lines rather than the product line obtained via the Care Software License. In this regard, on March 31, 1998, we negotiated a buy back by Care of the Care Software License.

For the buy back of Care Software License by Care, we received $500,000 on March 31, 1998, and a $4,500,000 non-interest bearing note, [the "Care Note"] payable in semi-annual installments of $500,000 which, when discounted at 6%, resulted in a principal amount of the note of $3,893,054. The discounted note was collateralized by unencumbered Cover-All stock owned by Care and a Care affiliate, Software Investments Limited ["SIL"]. The number of shares required as collateral would vary, such that the market value of the shares held as collateral must equal 150% of the outstanding balance. The number of shares required as collateral was adjusted at each payment date based on the market price of shares and the balance outstanding on the date. Based on the market price of stock on March 30, 1998, approximately 1,700,000 shares were pledged as collateral. Upon receipt of the first $500,000 payment under the agreement on March 31, 1998, we lifted the aforementioned $.01 per share stock repurchase restriction on the 2,500,000 shares. In November 1999, the Board of Directors decided that due to the undue hardship placed upon Care by the pledged share requirement of the pledge agreement given the then current price of our common stock, and because of Care's history of making each of the $500,000 payments on the promissory note in a timely manner, that it would be in our best interest to agree to allow Care to cap the number of shares of our common stock required to be pledged to us pursuant to the pledge agreement to 2,500,000.

Based on the above, and due to the related party nature of the Care Software License buy back agreement, we recorded the $1,143,054 difference between the carrying value of the Care Software License at December 31, 1997 of $3,250,000 and the discounted $4,393,054 buy back agreement amount to capital in excess of par value.

In connection with the investment by Vault Management Limited [see Note 10], one-half of the payment due September 30, 2000 on the Care note was deferred until December 31, 2000. Care failed to make the scheduled payment of $250,000 due December 31, 2000 and on January 16, 2001, we announced that Care had defaulted on its obligation to pay us our semi-annual principal payment owed under the promissory note dated March 31, 1998. We exercised our right to accelerate all remaining amounts due under the note, which totaled $2,250,000. The Pledge Agreement between us and Care provided that in the event of a default by Care, we can look to and proceed against Care for payment. Care's 2,500,000 shares of our common stock were pledged to and held by us as collateral on the Care note. In addition, we announced that, pursuant to the Pledge Agreement, on January 16, 2001, we transferred and registered in our name the 2,500,000 shares of our common stock owned by Care.

The balance of the undiscounted Care note at December 31, 2000 was $2,250,000, of which $1,250,000 was classified as currently due. The discounted long-term portion of the Care note at December 31, 2000 of $1,000,000 was $858,924, net of unearned interest of $141,076. As a result of Care's default, we wrote off the undiscounted current and discounted long-term portions of the Care note for these amounts. We recorded 2,500,000 shares of our common stock received from Care as treasury stock valued at the cost of $703,000. The difference between the value of the treasury stock and the undiscounted current and discounted long-term portions of the Care note of $1,405,924 was recorded as a loss of $262,870 in the fourth quarter of 2000 and $1,143,054 to capital in excess of par value at December 31, 2000 to offset the same amount recorded in March 31, 1998.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------

[8] SUPPLEMENTAL DATA

Accrued liabilities consist of the following:

                                                                 Years ended
                                                                 December 31,
                                                                 ------------
                                                             2 0 0 2     2 0 0 1
                                                            --------    --------

Accrued Payroll, Benefits, Temporary Help and Consulting    $464,614    $204,236
Accrued Professional Fees                                    204,552     183,637
Other                                                         54,522      54,651
                                                            --------    --------

   Totals                                                   $723,688    $442,524
   ------                                                   ========    ========

[9] CONVERTIBLE DEBENTURES

On March 31, 1997, we sold $3,000,000 of 12.5% Convertible Debentures due March 2002 [the "1997 Debentures"] to an institutional investor. The 1997 Debentures were sold at face value, pay interest quarterly and were convertible, in whole or in part, into shares of our common stock at $1.25 per share, subject to adjustment.

On June 28, 2001, we raised $1,800,000 through a private placement of 8.00% convertible debentures due 2008 [the "2001 Debentures"] with investors headed by the Renaissance Capital Group, Inc. of Dallas, Texas pursuant to Convertible Loan Agreements entered to with each of the investors. An aggregate of $1,400,000 was sold to the Renaissance US Growth and Income Trust PLC (traded on the London Stock Exchange) and BFS US Special Opportunities Trust PLC, which are managed by Renaissance. Also, an aggregate of $400,000 was sold to three other private investors including John Roblin, our Chairman of the Board, President and Chief Executive Officer. The related financing costs incurred of $187,090 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt.

Immediately upon receipt of the funds, we used $1,660,000 of the proceeds to fully settle the remaining principal amount of the 1997 Debentures. We recognized a gain on the extinguishment of debt of $1,340,000 in June 2001 [See
Note 14]. The balance of the funds raised from the transaction were used for working capital purposes. The 2001 Debentures are convertible into shares of our common stock, initially at $0.50 per share, subject to adjustment in accordance with the terms of the parties' respective loan agreements.

As of September 30, 2001 and December 31, 2001, we were not in compliance with the financial covenants of the Convertible Loan Agreements. On September 30, 2001, we received limited waivers to the Convertible Loan Agreements under which the holders waived our non-compliance that existed up through and including September 30, 2001 under the financial covenant in the Convertible Loan Agreements. On December 31, 2001, we received a similar waiver to the Convertible Loan Agreements under which the holders waived our non-compliance that existed up through and including December 31, 2001.

In March 2002, the holders under the Convertible Loan Agreements agreed to amend one of the financial covenants for the quarters ending March 31, June 30 and September 30, 2002. As consideration for such amendments, we issued to such holders an aggregate of 128,572 warrants to purchase such number of shares of our common stock at an exercise price of $0.22 per share. The warrants expire in five years and became exercisable in equal monthly installments on each of March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The $16,913 estimated fair market value of the warrants has been charged to deferred financing costs and will be amortized over the amendment period.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------

[9] CONVERTIBLE DEBENTURES [CONTINUED]

On August 21, 2002, we, by amendment to the 2001 Debentures, raised an additional $700,000 through a private placement of 8% convertible debentures with Renaissance. An aggregate of $700,000 was sold to Renaissance US Growth and Income Trust PLC and BFSUS Special Opportunities Trust PLC. The funds raised from the transaction were used for working capital purposes. The 2002 Debentures are convertible into shares of our common stock initially at $0.30 per share, subject to adjustments. The related financing costs incurred of $54,220 in connection with establishing the 2002 Debentures have been deferred and are being amortized over the life of the debt. The Convertible Loan Agreements currently prohibit the payment of dividends without written consent of the holders.

The issuance of the 2002 Debentures caused a reduction in the conversion price of the 2001 Debentures from $0.50 per share to $0.30 per share.

As of December 31, 2002, we were in compliance with the financial covenants of the Convertible Loan Agreements.

Our convertible debentures mature as follows:

                                              Maturity           Principal Due
                                              --------           -------------
2001 Debentures                                2008              $  1,800,000
2002 Debentures                                2009                   700,000
                                                                 ------------

                                                                 $  2,500,000
                                                                 ============

[10] SALE OF STOCK AND WARRANTS, VAULT MANAGEMENT LIMITED

On June 21, 2000, we entered into an agreement with Vault Management Limited ["Vault"] to purchase between 640,000 and 1,600,000 shares of our common stock at $.625 per share, which was the closing price per share of our common stock on May 30, 2000, the date the agreement was reached.

The agreement would generate a minimum of $400,000 and a maximum of $1 million in proceeds to us. The proceeds would be used for general working capital purposes.

The agreement also called for the equivalent number of our detachable five-year warrants to be issued to Vault at an exercise price of $.625 per share. The agreement provided that Vault shall have the option to make payments beyond the required $400,000 in $200,000 installments each on August 31, 2000, October 31, 2000 and November 30, 2000. Vault did not exercise its option to make a payment of $200,000 on August 31, 2000, October 31, 2000 or November 30, 2000. The
decision not to exercise Vault's options was mutually agreed upon by Vault and us.

As part of the Vault transaction, we also agreed to modify the terms of the Care Note such that the semi-annual principal payment of $500,000 due and payable on September 30, 2000 shall be due and payable as to $250,000 on September 30, 2000 and as to $250,000 on December 31, 2000. We received the $250,000 payment on September 29, 2000. We did not receive the payment due on December 31, 2000 [See
Note 7]. Mr. Mark Johnston, our Chairman and Interim Chief Financial Officer at the time, was a director of both Vault and Care.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------

[11] 401(K) PLAN

After completing a year of service and working 1,000 hours, employees age 21 and over are eligible to participate in our Tax Saver 401(k) Salary Reduction Plan. Employees can save a percentage of pay on a pre-tax basis to a annual maximum of $11,000 for the year ended December 31, 2002. We match $.50 for each $1.00 of the first 5% of pay employees elect to defer. Expenses associated with this plan in 2002, 2001 and 2000 were approximately $56,400, $43,800 and $77,400, respectively.

[12] STOCKHOLDERS' EQUITY [DEFICIT]

During 2002, we issued 128,572 warrants to purchase such number of shares of our common stock in exchange for an amendment to the convertible loan agreements pursuant to which one of the financial covenants was amended for the quarters ending March 31, June 30 and September 30, 2002 [See Note 9]. The $16,913 estimated fair market value of the warrants have been charged to deferred financing costs and capital in excess of par value.

During 2001, we issued 154,546 shares of common stock in exchange for services rendered in connection with the debt restructuring described in Note 9. The cost of $68,000 for the services have been included in deferred financing costs, and capital in excess of par value has been increased by $66,455, representing the excess of the cost of the services over the par value of the common stock issued.

[13] FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of our cash and cash equivalents, trade receivables and accounts payables and accrued expenses, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities. Management estimates that the carrying amount of our convertible debentures, based on current rates and terms at which we could borrow funds, is approximately $2,500,000 and $1,800,000 at December 31, 2002 and 2001, respectively.

[14] RECLASSIFICATION OF EXTRAORDINARY GAIN IN 2001

We adopted the provisions of FASB No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections," during 2002 and, accordingly, the $804,000 [previously reported net of tax of $536,000] extinguishment of debt recorded in 2001 as an extraordinary gain has been reclassified to other income in the accompanying 2001 statement of operations. Tax presentation on the transaction was also reclassified such that the gain is now reported as $1,340,000. Additionally, other income includes a settlement of an outstanding customer dispute and a favorable resolution of a liability related to the customer dispute in the amount of $225,127.

[15] SEGMENT INFORMATION

At March 31, 2000, we merged the management teams and infrastructures of our two business units to improve customer service. We will continue to separately assess the performance of each of these products.

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

[15] SEGMENT INFORMATION [CONTINUED]

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. Interest income and interest expense are allocated based on revenues.

                                                   (Dollars in Thousands)
                                                Year ended December 31, 2002
                                            ------------------------------------
                                            Classic       TAS       Consolidated
                                            -------       ---       ------------

Revenues                                    $5,719       $2,423       $8,142
Operating Profit                               819           87          906
Interest Expense                               119           51          170
Interest Income                                  1           --            1
Depreciation and Amortization                  469          492          961
Capital Expenditures                            17            7           24
Capitalized Software Expenditures            1,026           --        1,026
Total Assets                                 3,926        1,663        5,589

                                                  (Dollars in Thousands)
                                                Year ended December 31, 2001
                                            ------------------------------------
                                            Classic       TAS       Consolidated
                                            -------       ---       ------------

Revenues                                    $5,585       $  678       $6,263
Operating Profit [Loss]                        902       (2,487)      (1,585)
Interest Expense                               237           29          266
Interest Income                                 13            1           14
Depreciation and Amortization                   85          936        1,021
Capital Expenditures                            58            7           65
Capitalized Software Expenditures               --          866          866
Total Assets                                 3,047          370        3,417

                                                   (Dollars in Thousands)
                                                Year ended December 31, 2000
                                            ------------------------------------
                                            Classic        TAS      Consolidated
                                            -------        ---      ------------

Revenues                                    $6,772       $1,191       $7,963
Operating Profit [Loss]                      1,787       (4,432)      (2,645)
Interest Expense                               327           58          385
Interest Income                               (100)         (18)        (118)
Depreciation and Amortization                   59          992        1,051
Capital Expenditures                            12           11           23
Capitalized Software Expenditures               --           --           --
Total Assets                                 4,372          769        5,141

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
--------------------------------------------------------------------------------

[15] SEGMENT INFORMATION [CONTINUED]

MAJOR CUSTOMERS - The Company had a portion of its revenues from one major customer in 2002, 2001 and 2000.

                                                   Y e a r s   e n d e d
                    ------------------------------------------------------------------------------------
                                                   D e c e m b e r   3 1,
                    ------------------------------------------------------------------------------------
   Customer                  2 0 0 2                      2 0 0 1                       2 0 0 0
   --------                  -------                      -------                       -------
                     Classic         TAS          Classic          TAS          Classic           TAS
                     -------         ---          -------          ---          -------           ---
Accident Fund    $          --   $2,422,844    $          --   $  678,147    $          --    $  905,475

The following table presents revenues by country based on the location of the use of the product or service:

                                                  (Dollars in Thousands)
                                                  Y e a r s   e n d e d
                                         ---------------------------------------
                                                  D e c e m b e r   3 1,
                                         ---------------------------------------
                                         2 0 0 2         2 0 0 1         2 0 0 0
                                         -------         -------         -------

United Kingdom                            $   --          $   --          $  284
United States                              8,142           6,263           7,679
                                          ------          ------          ------

   Total Sales                            $8,142          $6,263          $7,963
   -----------                            ======          ======          ======

                               . . . . . . . . . .

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                    Balance at
                                    ----------
                                     Beginning                                      Balance at
                                     ---------                                      ----------
                                     of Period      Additions       Deductions    End of Period
                                     ---------      ---------       ----------    -------------
Accumulated amortization of
   capitalized software and
   software license:

   Year Ended December 31, 2002     $ 4,844,612    $   830,645     $        --     $ 5,675,257

   Year Ended December 31, 2001     $ 3,983,811    $   860,801     $        --     $ 4,844,612

   Year Ended December 31, 2000     $ 3,084,571    $   899,240     $        --     $ 3,983,811

Allowance for Doubtful Accounts:

   Year Ended December 31, 2002     $    25,000    $        --     $        --     $    25,000

   Year Ended December 31, 2001     $ 1,805,168    $   (58,161)    $ 1,722,007     $    25,000

   Year Ended December 31, 2000     $ 1,730,249    $  (333,222)    $  (408,141)    $ 1,805,168

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COVER-ALL TECHNOLOGIES INC.

Date:  March 28, 2003               By:   /s/ John Roblin
                                         ---------------------------------------
                                         John Roblin
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signatures                        Title                         Date
       ----------                        -----                         ----

/s/ John Roblin                Chairman of the Board, President   March 28, 2003
--------------------------     and Chief Executive Officer
John Roblin                    (Principal Executive Officer)


/s/ Ann F. Massey              Chief Financial Officer,           March 28, 2003
--------------------------     Controller and Secretary
Ann F. Massey                  (Principal Financial Officer and
                               Principal Accounting Officer)

/s/ Russell Cleveland          Director                           March 28, 2003
--------------------------
Russell Cleveland

/s/ Earl Gallegos              Director                           March 28, 2003
--------------------------
Earl Gallegos

/s/ Mark D. Johnston           Director                           March 28, 2003
--------------------------
Mark D. Johnston

/s/ Robert A. Marshall         Director                           March 28, 2003
--------------------------
Robert A. Marshall

       CERTIFICATION OF CHIEF EXECUTIVE OFFICER ACCOMPANYING ANNUAL REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, John Roblin, certify that:

      1. I have reviewed this annual report on Form 10-K of Cover-All Technologies Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date:  March 28, 2003

/s/ John Roblin
-------------------------------------------
Name:  John Roblin
Title: Chairman and Chief Executive Officer

       CERTIFICATION OF CHIEF FINANCIAL OFFICER ACCOMPANYING ANNUAL REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Ann F. Massey, certify that:

      1. I have reviewed this annual report on Form 10-K of Cover-All Technologies Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date:  March 28, 2003

/s/ Ann F. Massey
------------------------------
Name:  Ann F. Massey
Title: Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

23             Consent of Moore Stephens, P.C.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act