Form 10-Q
period 2003-03-31
COVER ALL TECHNOLOGIES INC
filed 2003-05-13
CIK 737300

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2003   Commission File Number  0-13124
                               ---------------                          --------

                           COVER-ALL TECHNOLOGIES INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                        13-2698053
             --------                                        ----------
 (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

           18-01 Pollitt Drive
          Fair Lawn, New Jersey                                 07410
          ---------------------                                 -----
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

Registrant's telephone number, including area code:    (201) 794-4800
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


                  Number of shares outstanding at May 5, 2003:

          15,336,218 shares of Common Stock, par value $.01 per share.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003.
---------------------------------------------------------------------------------------------


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
         and December 31, 2002 (Audited)..............................................   3

         Consolidated Statements of Operations for the three
         months ended March 31, 2003 and 2002 (Unaudited).............................   5

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2003 and 2002 (Unaudited).............................   6

         Notes to Consolidated Financial Statements (Unaudited).......................   7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................................  11

ITEM 3.  Qualitative and Quantitative Disclosures
         About Market Risk............................................................  13

ITEM 4.  Controls and Procedures......................................................  13

PART II: OTHER INFORMATION............................................................  14

ITEM 6.  Exhibits and Reports on Form 8-K.............................................  14

SIGNATURES............................................................................  15

ADDENDUM: Sarbanes-Oxley Section 302(a) Certifications:

         Certification of John Roblin.................................................  16

         Certification of Ann Massey..................................................  17


                                        . . . . . . . . . .

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         --------------------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------

                                                                                MARCH 31,           DECEMBER 31,
                                                                                  2003                 2002
                                                                             --------------       --------------
                                                                               (UNAUDITED)           (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents.........................................        $    1,495,783       $    2,063,411
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 and $25,000 in 2003 and 2002, respectively).........             1,052,196            1,021,873
   Other Receivable..................................................                    --              240,672
   Prepaid Expenses..................................................               350,312              453,007
                                                                             --------------       --------------

   Total Current Assets..............................................             2,898,291            3,778,963
                                                                             --------------       --------------
Property and Equipment -- At Cost:
   Furniture, Fixtures and Equipment.................................             1,350,988            1,309,938
   Less:  Accumulated Depreciation...................................            (1,176,840)          (1,156,338)
                                                                             --------------       --------------

  Property and Equipment -- Net......................................               174,148              153,600
                                                                             --------------       --------------
Capitalized Software (Less Accumulated Amortization of
   $5,795,564 and $5,675,257, respectively)..........................             1,429,328            1,398,333
                                                                             --------------       --------------
Deferred Financing Costs (Net of Accumulated Amortization of
   $51,291 and $42,673, respectively)................................               190,020              198,638
                                                                             --------------       --------------

Other Assets.........................................................                59,335               59,335
                                                                             --------------       --------------

   Total Assets......................................................        $    4,751,122       $    5,588,869
                                                                             ==============       ===============

            The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------

                                                                                MARCH 31,           DECEMBER 31,
                                                                                 2003                 2002
                                                                             --------------       --------------
                                                                               (UNAUDITED)           (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
   Accounts Payable..................................................        $     80,985         $    276,618
   Income Taxes Payable..............................................             113,968               90,000
   Accrued Liabilities...............................................             329,228              723,688
   Unearned Revenue..................................................           1,838,356            2,352,462
                                                                             --------------       --------------

   Total Current Liabilities.........................................           2,362,537            3,442,768
                                                                             --------------       --------------
Long-Term Liabilities:
   Convertible Debentures............................................           2,500,000            2,500,000
                                                                             --------------       --------------

   Total Liabilities.................................................           4,862,537            5,942,768
                                                                             --------------       --------------

Commitments and Contingencies........................................                  --                   --
                                                                             --------------       --------------
Stockholders' Equity (Deficit):
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     17,836,218 and 17,835,718 Shares Issued and 15,336,218 and
     15,335,718 Shares Outstanding, Respectively.....................             178,362              178,357

Capital In Excess of Par Value.......................................          26,147,647           26,147,517

Accumulated Deficit..................................................         (25,734,424)         (25,976,773)

Treasury Stock - At Cost - 2,500,000 Shares..........................            (703,000)            (703,000)
                                                                             --------------       --------------

Total Stockholders' Equity (Deficit).................................            (111,415)            (353,899)
                                                                             --------------       --------------

Total Liabilities and Stockholders' Equity (Deficit).................        $  4,751,122         $  5,588,869
                                                                             ==============       ==============

               The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.



COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                      -----------------------------------
                                                                           2003                2002
                                                                      ---------------     ---------------
REVENUES:
     Licenses.................................................        $     230,500       $     230,500
     Maintenance..............................................            1,121,343           1,091,337
     Professional Services....................................              541,000             301,150
     Applications Service Provider ("ASP") Services...........              165,500             113,983
                                                                      ---------------     ---------------
     TOTAL REVENUES...........................................            2,058,343           1,736,970
                                                                      ---------------     ---------------
COST OF REVENUES:
     Licenses.................................................              207,924             301,203
     Maintenance..............................................              665,720             512,248
     Professional Services....................................              147,179             137,011
     ASP Services.............................................               61,107              38,354
                                                                      ---------------     ---------------
     TOTAL COST OF REVENUES...................................            1,081,930             988,816
                                                                      ---------------     ---------------
     DIRECT MARGIN............................................              976,413             748,154
                                                                      ---------------     ---------------
OPERATING EXPENSES:
     Sales and Marketing......................................              200,657             230,709
     General and Administrative...............................              303,086             286,753
     Research and Development.................................              160,344             111,928
                                                                      ---------------     ---------------
     TOTAL OPERATING EXPENSES.................................              664,087             629,390
                                                                      ---------------     ---------------
     OPERATING INCOME.........................................              312,326             118,764
                                                                      ---------------     ---------------
OTHER INCOME (EXPENSE):
     Interest Expense.........................................              (50,428)            (37,080)
     Interest Income..........................................                4,419                  38
                                                                      ---------------     ---------------
     TOTAL OTHER INCOME (EXPENSE).............................              (46,009)            (37,042)
                                                                      ---------------     ---------------
     INCOME BEFORE INCOME TAXES...............................              266,317              81,722
INCOME TAXES..................................................               23,968                  --
                                                                      ---------------     ---------------
NET INCOME....................................................        $     242,349       $      81,722
                                                                      ===============     ===============
BASIC EARNINGS PER COMMON SHARE...............................        $         .02       $         .01
                                                                      ===============     ===============
DILUTED EARNINGS PER COMMON SHARE.............................        $         .01       $         .01
                                                                      ===============     ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR BASIC EARNINGS
     PER COMMON SHARE.........................................           15,336,000          15,336,000
                                                                      ===============     ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR DILUTED EARNINGS
     PER COMMON SHARE.........................................           23,993,000          15,338,000
                                                                      ===============     ===============

          The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------------
                                                                                     2003                2002
                                                                                ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income from Operations..............................................      $     242,349       $      81,722
      Adjustments to Reconcile Net Income to
         Net Cash Provided From (Used For) Operating Activities:
             Depreciation.................................................             20,502              29,750
             Amortization of Capitalized Software.........................            120,307             192,255
             Amortization of Deferred Financing Costs.....................              8,618               6,682
             Non-cash Financing Cost......................................                 --               5,638

      Changes in Assets and Liabilities:
         (Increase) Decrease in:
             Accounts Receivable..........................................            (30,323)            158,665
             Prepaid Expenses.............................................            102,695              16,106
             Other Receivable.............................................            240,672             (24,311)

         Increase (Decrease) in:
             Accounts Payable.............................................           (195,633)           (192,593)
             Taxes Payable................................................             23,968                  --
             Accrued Liabilities..........................................           (394,460)            (75,875)
             Unearned Revenue.............................................           (514,106)           (244,423)
                                                                                ---------------     ---------------

      Net Cash (Used For) Provided From Operating Activities..............           (375,411)            (46,384)
                                                                                ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures................................................            (41,050)             (3,620)
      Capitalized Software Expenditures...................................           (151,302)           (275,647)
                                                                                ---------------     ---------------

      Net Cash (Used For) Provided From Investing Activities..............           (192,352)           (279,267)
                                                                                ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal Payments on Capital Lease.................................                 --             (16,928)
      Proceeds from Exercise of Stock Options.............................                135                  --
                                                                                ---------------     ---------------

      Net Cash Provided From (Used For) Financing Activities..............                135             (16,928)
                                                                                ---------------     ---------------

CHANGE IN CASH AND CASH EQUIVALENTS.......................................           (567,628)           (342,579)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...........................          2,063,411             430,545
                                                                                ---------------     ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD.................................      $   1,495,783       $      87,966
                                                                                ===============     ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIODS FOR:
      Interest............................................................      $      50,428       $      37,080
      Income Taxes........................................................                 --                  --

              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

[1] GENERAL

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior period have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of March 31, 2003, and the results of their operations for the three month periods ended March 31, 2003 and 2002, and their cash flows for the three month periods ended March 31, 2003 and 2002. Such adjustments are of a normal and recurring nature. The results of operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for a full year.

[2] CONVERTIBLE DEBENTURES

On March 31, 1997, the Company sold $3,000,000 of 12.5% Convertible Debentures due March 2002 (the "1997 Debentures") to an institutional investor. The 1997 Debentures were sold at face value, pay interest quarterly and were convertible, in whole or in part, into shares of common stock of the Company at $1.25 per share, subject to adjustment.

On June 28, 2001, the Company raised $1,800,000 through a private placement of 8.00% convertible debentures due 2008 (the "2001 Debentures") with investors headed by the Renaissance Capital Group, Inc. of Dallas, Texas pursuant to Convertible Loan Agreements entered to with each of the investors. An aggregate of $1,400,000 was sold to the Renaissance US Growth and Income Trust PLC (traded on the London Stock Exchange) and BFS US Special Opportunities Trust PLC, which are managed by Renaissance. Also, an aggregate of $400,000 was sold to three other private investors including John Roblin, the Company's Chairman of the Board, President and Chief Executive Officer. The related financing costs incurred of $187,090 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt.

Immediately upon receipt of the funds, the Company used $1,660,000 of the proceeds to fully settle the remaining principal amount of the 1997 Debentures. The Company recognized a gain on the extinguishment of debt of $1,340,000 in June 2001. The balance of the funds raised from the transaction were used for working capital purposes. The 2001 Debentures are convertible into shares of our common stock, initially at $0.50 per share, subject to adjustment in accordance with the terms of the parties' respective loan agreements.

As of September 30, 2001 and December 31, 2001, the Company was not in compliance with the financial covenants of the Convertible Loan Agreements. On September 30, 2001, the Company received limited waivers to the Convertible Loan Agreements under which the holders waived the Company's non-compliance that existed up through and including September 30, 2001 under the financial covenant in the Convertible Loan Agreements. On December 31, 2001, the Company received a similar waiver to the Convertible Loan Agreements under which the holders waived our non-compliance that existed up through and including December 31, 2001.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

On August 21, 2002, the Company, by amendment to the 2001 Debentures, raised an additional $700,000 through a private placement of 8% convertible debentures with Renaissance (the "2002 Debentures"). An aggregate of $700,000 was sold to Renaissance US Growth and Income Trust PLC and BFSUS Special Opportunities Trust PLC. The funds raised from the transaction were used for working capital purposes. The 2002 Debentures are convertible into shares of our common stock initially at $0.30 per share, subject to adjustment. The related financing costs incurred of $54,220 in connection with establishing the 2002 Debentures have been deferred and are being amortized over the life of the debt. The Convertible Loan Agreements currently prohibit the payment of dividends without written consent of the holders.

The issuance of the 2002 Debentures caused a reduction in the conversion price of the 2001 Debentures from $0.50 per share to $0.30 per share.

At December 31, 2002 and March 31, 2003, the Company was in compliance with the financial covenants of the Convertible Loan Agreements.

The Company's convertible debentures mature as follows:

                                        Maturity               Principal Due
                                        --------               -------------
         2001 Debentures                  2008                $     1,800,000
         2002 Debentures                  2009                        700,000
                                                              ---------------

                                                              $     2,500,000

[5] SEGMENT INFORMATION

As of January 1, 2003, the Company merged the management teams and infrastructures of its two business units, Classic and TAS, into one comprehensive unit. As a result, the Company will no longer separately assess the performance of these products.

[6]  EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                         FOR THE THREE MONTHS ENDED
                                                                               MARCH 31, 2003
                                                         ----------------------------------------------------------
                                                              INCOME              SHARES             PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                         ------------------  ------------------  ------------------
Basic EPS:
 Income Available to Common
   Stockholders......................................          $242,349          15,336,218            $   0.02
Interest Reversal Convertible Debentures
  (Net of Tax).......................................            30,000                  --                  --
Effect of Dilutive Securities:
  Exercise of Options................................                --             255,987                  --
  Exercise of Warrants...............................                --              67,081                  --
Conversion of Convertible Debentures.................                --           8,333,333                  --
                                                          -------------       -------------         -----------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................          $272,349          23,992,619             $   .01
                                                          =============       =============         ===========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                         FOR THE THREE MONTHS ENDED
                                                                              MARCH 31, 2002
                                                         ----------------------------------------------------------
                                                              INCOME              SHARES             PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                         ------------------  ------------------  ------------------
Basic EPS:
 Income Available to Common
   Stockholders......................................        $   81,722          15,335,718         $      0.01
Effect of Dilutive Securities:
  Exercise of Options................................                --               2,292                  --
  Exercise of Warrants...............................                --                  --                  --
                                                          -------------       -------------         -----------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................        $   81,722          15,338,010         $      0.01
                                                          =============       =============         ===========

Options to purchase 1,285,750 shares of common stock at prices ranging from $.60 to $4.00 per share were outstanding at March 31, 2003, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($.46).

The Company's convertible debt does not affect the EPS calculation for the period ended March 31, 2002 because it would be antidilutive.

[7]  STOCK OPTION AND STOCK PURCHASE PLANS

The Company has adopted several stock-based compensation plans that provide for the grant of options to employees and non-employee directors of the Company. All options under these plans vest over terms of zero to three years. Options may be granted as incentive or non-qualified stock options and are exercisable at a price and time as determined by the Board of Directors on the grant date.

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations which generally require that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock on the measurement date, which is generally the grant date, less the amount the grantee is required to pay to acquire the stock. Alternatively, Statement of Financial Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but, rather, permits continued application of APB Opinion No.25. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company's common stock on the grant date, no compensation expense is recorded.

For the three months ended March 31, 2003 and 2002, the Company was not required to record compensation expense for stock option grants.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

Had compensation cost for the stock-based employee compensation plans been determined based on the fair values of awards on the grant date, estimated using the Black-Scholes option pricing model, which would be consistent with the method described in SFAS No. 123, the Company's reported net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------------------
                                                                        2003                      2002
                                                                  ----------------          --------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net Income (Loss) as Reported...........................        $     242                  $     82
   Pro Forma Net Income (Loss).............................        $     186                  $     51
   Basic Earnings (Loss) Per Share as Reported.............        $    0.02                  $   0.01
   Pro Forma Basic Earnings (Loss) Per Share...............        $    0.01                  $   0.00
   Diluted Earnings (Loss) Per Share As Reported...........        $    0.01                  $   0.01
   Pro Forma Diluted Earnings (Loss) Per Share.............        $    0.01                  $   0.00

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure - An Amendment of FASB Statement No. 123." This Statement provides alternative accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method used in reporting results. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations and, therefore, the transaction provisions will not have an impact on the Company's financial position or results of operations. The required expanded interim disclosures are provided above.

ITEM 2:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Total revenues for the three months ended March 31, 2003 were $2,058,000 as compared to $1,737,000 for the same period in 2002. License fees were $231,000 for the three months ended March 31, 2003 compared to $231,000 in the same period in 2002. For the three months ended March 31, 2003, maintenance revenues were $1,121,000 compared to $1,091,000 in the same period of the prior year. Professional services revenue contributed $541,000 in the three months ended March 31, 2003 compared to $301,000 in the first quarter of 2002, as a result of increased demand for customization from the Company's current customer base. For the three months ended March 31, 2003, ASP revenues were $165,000 as compared to $114,000 in the same period for the prior year.

Cost of sales increased to $1,082,000 for the three months ended March 31, 2003 as compared to $989,000 for the same period in 2002 due to staff related expenses. Non-cash capitalized software amortization was $120,000 for the three months ended March 31, 2003 as compared to $192,000 for the same period in 2002. The Company capitalized $151,000 of software development costs in the first three months of 2003 as compared to $276,000 in the same period in 2002.

Research and development expenses were $160,000 for the three months ended March 31, 2003 compared to $112,000 for the same period in 2002. The increase in research and development expenses is primarily due to staff related expenses. The Company is continuing to enhance the functionality of its products and to refine its processes in response to customer needs.

Sales and marketing expenses were $201,000 for the three months ended March 31, 2003 as compared to $231,000 in the same period of 2002 primarily due to a decrease in staff related expenses in 2003.

General and administrative expenses increased to $303,000 in the three months ended March 31, 2003 as compared to $287,000 in the same period in 2002 primarily due to an increase in legal costs in the first three months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had a working capital of $536,000 compared to working capital deficit of $(1,078,000) in 2002.

The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs for the Company in 2003.

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

FASB has issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") of the FASB as set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. We believe that the adoption of SFAS No. 146 will not have a material effect on our financial position or results of operations.

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

FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASN Interpretation No. 34," was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have made the disclosures required by FIN 45.

FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," was issued in January 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We believe that we have no unconsolidated variable interest entities that would be considered under the requirements of FIN 46.

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


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

(a)       EXHIBITS.

          99.1 Certification of John W. Roblin pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Ann Massey pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       REPORTS ON FORM 8-K.

          On March 4, 2003, the Company filed a Form 8-K under Item 5 announcing its fourth quarter and year ended 2002 results.

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

                                   COVER-ALL TECHNOLOGIES INC.


Date: May 13, 2003                 By: /s/ John Roblin
                                       -----------------------------------------
                                       John Roblin, Chairman of the Board of
                                       Directors, President and Chief Executive
                                       Officer


Date: May 13, 2003                 By: /s/ Ann Massey
                                       -----------------------------------------
                                       Ann Massey, Chief Financial Officer

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

Date:  May 13, 2003


/s/ John Roblin
-------------------------------------------
John Roblin
President and Chief Executive Officer

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

Date:  May 13, 2003


/s/ Ann Massey
---------------------------------------
Ann Massey
Chief Financial Officer