Form 10-Q
period 2003-06-30
COVER ALL TECHNOLOGIES INC
filed 2003-08-13
CIK 737300

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                ----------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2003
                                ------------------

Commission File Number   0-13124
                       -----------

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

                               Yes   X      No
                                    ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes          No  X
                                    ---        ---

                 Number of shares outstanding at August 4, 2003:

          15,346,218 shares of Common Stock, par value $.01 per share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003.
--------------------------------------------------------------------------------


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
         and December 31, 2002 (Audited).....................................  2

         Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 (Unaudited).....................  4

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2003 and 2002 (Unaudited).....................  5

         Notes to Consolidated Financial Statements (Unaudited)..............  6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 11

ITEM 3.  Qualitative and Quantitative Disclosures
         About Market Risk................................................... 12

ITEM 4.  Controls and Procedures............................................. 12

PART II: OTHER INFORMATION................................................... 14

ITEM 4.  Submission of Matters to a Vote of Security Holders................. 14

ITEM 6.  Exhibits and Reports on Form 8-K.................................... 14

SIGNATURES................................................................... 15


PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         --------------------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------

                                                                               JUNE 30,           DECEMBER 31,
                                                                                 2003                 2002
                                                                          -------------------  -------------------
                                                                              (UNAUDITED)          (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents.........................................     $       1,416,118    $      2,063,411
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 and $25,000 in 2003 and 2002, respectively).........               725,609           1,021,873
   Other Receivable..................................................                10,467             240,672
   Prepaid Expenses..................................................               274,571             453,007
                                                                          -------------------  -------------------

   Total Current Assets..............................................             2,426,765           3,778,963
                                                                          -------------------  -------------------
Property and Equipment -- At Cost:
   Furniture, Fixtures and Equipment.................................             1,362,585           1,309,938
   Less:  Accumulated Depreciation...................................            (1,199,673)         (1,156,338)
                                                                          -------------------  -------------------

  Property and Equipment-- Net.......................................               162,912             153,600
                                                                          -------------------  -------------------
Capitalized Software (Less Accumulated Amortization of
   $5,915,872 and $5,675,257, respectively)..........................             1,602,081           1,398,333
                                                                          -------------------  -------------------

Deferred Financing Costs (Net of Accumulated Amortization of
   $59,909 and $42,673, respectively)................................               181,402             198,638
                                                                          -------------------  -------------------

Other Assets.........................................................                59,335              59,335
                                                                          -------------------  -------------------

   Total Assets......................................................     $       4,432,495    $      5,588,869
                                                                          ===================  ===================


                   The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.





                                                             2


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------

                                                                               JUNE 30,            DECEMBER 31,
                                                                                 2003                  2002
                                                                          -------------------  -------------------
                                                                              (UNAUDITED)           (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
   Accounts Payable..................................................     $       117,192      $       276,618
   Income Taxes Payable..............................................              34,286               90,000
   Accrued Liabilities...............................................             382,059              723,688
   Unearned Revenue..................................................           1,508,169            2,352,462
                                                                          -------------------  -------------------

   Total Current Liabilities.........................................           2,041,706            3,442,768
                                                                          -------------------  -------------------

Long-Term Liabilities:
   Convertible Debentures............................................           2,500,000            2,500,000
                                                                          -------------------  -------------------

   Total Liabilities.................................................           4,541,706            5,942,768
                                                                          -------------------  -------------------

Commitments and Contingencies........................................                  --                   --
                                                                          -------------------  -------------------
Stockholders' Equity (Deficit):
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     17,836,218 and 17,835,718 Shares Issued and 15,336,218 and
     15,335,718 Shares Outstanding, Respectively.....................             178,362              178,357

Capital In Excess of Par Value.......................................          26,147,647           26,147,517

Accumulated Deficit..................................................         (25,732,220)         (25,976,773)

Treasury Stock - At Cost - 2,500,000 Shares..........................            (703,000)            (703,000)
                                                                          -------------------  -------------------

Total Stockholders' Equity (Deficit).................................            (109,211)            (353,899)
                                                                          -------------------  -------------------

Total Liabilities and Stockholders' Equity (Deficit).................     $     4,432,495      $     5,588,869
                                                                          ===================  ===================


                  The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.



                                                               3


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------     ------------------------------
                                                           2003              2002             2003             2002
                                                       -------------    -------------     -------------    -------------
   REVENUES:
      Licenses.....................................    $      57,600    $     106,000     $     288,100    $     336,500
      Maintenance..................................        1,114,462        1,093,302         2,235,805        2,184,639
      Professional Services........................          398,475          227,913           939,475          529,063
      Applications Service Provider ("ASP")
         Services..................................          153,473          132,951           318,973          246,934
                                                       -------------    -------------     -------------    -------------
      TOTAL REVENUES...............................        1,724,010        1,560,166         3,782,353        3,297,136
                                                       -------------    -------------     -------------    -------------
   COST OF REVENUES:
      Licenses.....................................          197,191          304,786           405,116          605,989
      Maintenance..................................          628,718          503,330         1,294,437        1,015,578
      Professional Services........................          111,925          113,331           259,104          250,342
      ASP Services.................................           51,588           47,349           112,695           85,703
                                                       -------------    -------------     -------------    -------------
      TOTAL COST OF REVENUES.......................          989,422          968,796         2,071,352        1,957,612
                                                       -------------    -------------     -------------    -------------
      DIRECT MARGIN................................          734,588          591,370         1,711,001        1,339,524
                                                       -------------    -------------     -------------    -------------
   OPERATING EXPENSES:
      Sales and Marketing..........................          297,525          279,713           498,181          510,422
      General and Administrative...................          280,443          295,232           583,530          581,984
      Research and Development.....................          106,230          127,887           266,574          239,816
                                                       -------------    -------------     -------------    -------------
      TOTAL OPERATING EXPENSES.....................          684,198          702,832         1,348,285        1,332,222
                                                       -------------    -------------     -------------    -------------
      OPERATING INCOME (LOSS)......................           50,390         (111,462)          362,716            7,302
                                                       -------------    -------------     -------------    -------------
   OTHER INCOME (EXPENSE):
      Interest Expense.............................          (50,976)         (37,102)         (101,404)         (74,182)
      Interest Income..............................            3,008              701             7,427              739
                                                       -------------    -------------     -------------    -------------
      TOTAL OTHER INCOME (EXPENSE).................          (47,968)         (36,401)          (93,977)         (73,443)
                                                       -------------    -------------     -------------    -------------
      INCOME (LOSS) BEFORE INCOME TAXES............            2,422         (147,863)          268,739          (66,141)
                                                       -------------    -------------     -------------    -------------
   INCOME TAXES....................................              218               --            24,186               --
                                                       -------------    -------------     -------------    -------------
   NET INCOME (LOSS)...............................    $       2,204    $    (147,863)    $     244,553    $     (66,141)
                                                       =============    =============     =============    =============
   BASIC EARNINGS (LOSS) PER COMMON SHARE..........    $        0.00    $       (0.01)    $        0.02    $       (0.00)
                                                       =============    =============     =============    =============
   DILUTED EARNINGS (LOSS) PER COMMON SHARE........    $        0.00    $       (0.01)    $        0.01    $       (0.00)
                                                       =============    =============     =============    =============
   WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING FOR BASIC EARNINGS (LOSS) PER
      COMMON SHARE.................................       15,336,000       15,336,000        15,336,000       15,336,000
                                                       =============    =============     =============    =============
   WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING FOR DILUTED EARNINGS (LOSS) PER
      COMMON SHARE.................................       24,180,000       15,336,000        24,112,000       15,336,000
                                                       =============    =============     =============    =============

                       The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.



                                                                   4


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                              ---------------------------------
                                                                                   2003              2002
                                                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income (Loss) from Operations.......................................    $     244,553     $     (66,141)
      Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided From (Used For) Operating Activities:
             Depreciation.................................................           43,335            54,838
             Amortization of Capitalized Software.........................          240,615           393,050
             Amortization of Deferred Financing Costs.....................           17,236            13,364
             Non-cash Financing Cost......................................               --            11,276

      Changes in Assets and Liabilities:
         (Increase) Decrease in:
             Accounts Receivable..........................................          296,264           321,423
             Prepaid Expenses.............................................          178,436           112,826
             Other Receivable.............................................          230,205           (16,652)

         Increase (Decrease) in:
             Accounts Payable.............................................         (159,426)         (143,802)
             Taxes Payable................................................          (55,714)               --
             Accrued Liabilities..........................................         (341,629)          (31,287)
             Unearned Revenue.............................................         (844,293)         (276,827)
                                                                              ---------------   ---------------

      Net Cash (Used For) Provided From Operating Activities..............         (150,418)          372,068
                                                                              ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures................................................          (52,647)          (14,280)
      Capitalized Software Expenditures...................................         (444,363)         (575,508)
                                                                              ---------------   ---------------

      Net Cash (Used For) Provided From Investing Activities..............         (497,010)         (589,788)
                                                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal Payments on Capital Lease.................................               --           (17,980)
      Proceeds from Exercise of Stock Options.............................              135                --
                                                                              ---------------   ---------------

      Net Cash Provided From (Used For) Financing Activities..............              135           (17,980)
                                                                              ---------------   ---------------

CHANGE IN CASH AND CASH EQUIVALENTS.......................................         (647,293)         (235,700)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...........................        2,063,411           430,545
                                                                              ---------------   ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD.................................    $   1,416,118     $     194,845
                                                                              ===============   ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIODS FOR:
      Interest............................................................    $     101,404     $      74,182
      Income Taxes........................................................           79,900                --


              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                                       5

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of June 30, 2003, and the results of their operations for the three and six month periods ended June 30, 2003 and 2002, and their cash flows for the six month periods ended June 30, 2003 and 2002. Such adjustments are of a normal and recurring nature. The results of operations for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for a full year.

[2] CONVERTIBLE DEBENTURES

On March 31, 1997, the Company sold $3,000,000 of 12.5% Convertible Debentures due March 2002 (the "1997 Debentures") to an institutional investor. The 1997 Debentures were sold at face value, pay interest quarterly and were convertible, in whole or in part, into shares of common stock of the Company at $1.25 per share, subject to adjustment.

On June 28, 2001, the Company raised $1,800,000 through a private placement of 8.00% convertible debentures due 2008 (the "2001 Debentures") with investors headed by the Renaissance Capital Group, Inc. of Dallas, Texas pursuant to Convertible Loan Agreements entered into with each of the investors. An aggregate of $1,400,000 was sold to the Renaissance US Growth and Income Trust PLC (traded on the London Stock Exchange) and BFS US Special Opportunities Trust PLC, which are managed by Renaissance. Also, an aggregate of $400,000 was sold to three other private investors including John Roblin, the Company's Chairman of the Board, President and Chief Executive Officer. The related financing costs incurred of $187,090 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt.

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

At December 31, 2002 and June 30, 2003, the Company was in compliance with the financial covenants of the Convertible Loan Agreements.

The Company's convertible debentures mature as follows:

                                      Maturity               Principal Due
                                      --------               -------------
      2001 Debentures                  2008                 $    1,800,000
      2002 Debentures                  2009                        700,000
                                                            --------------

                                                            $    2,500,000
                                                            ==============


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

[6]  EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                         FOR THE THREE MONTHS ENDED
                                                                               JUNE 30, 2003
                                                            -------------------------------------------------
                                                               INCOME              SHARES          PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                            -----------        -------------       ----------
Basic EPS:
 Income Available to Common
   Stockholders......................................        $    2,204          15,336,218          $   0.00
Interest Reversal Convertible Debentures
  (Net of Tax).......................................            30,000                  --                --
Effect of Dilutive Securities:
  Exercise of Options................................                --             431,018                --
  Exercise of Warrants...............................                --              79,803                --
Conversion of Convertible Debentures.................                --           8,333,333                --
                                                             ----------          ----------          --------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................        $   32,204          24,180,372          $   0.00
                                                             ==========          ==========          ========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                       FOR THE SIX MONTHS ENDED
                                                                             JUNE 30, 2003
                                                            -------------------------------------------------
                                                               INCOME              SHARES          PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                            -----------        -------------       ----------
Basic EPS:
 Income Available to Common
   Stockholders......................................        $  244,553          15,336,218          $   0.02
Interest Reversal Convertible Debentures
  (Net of Tax).......................................            60,000                  --                --
Effect of Dilutive Securities:
  Exercise of Options................................                --             368,129                --
  Exercise of Warrants...............................                --              74,176                --
Conversion of Convertible Debentures.................                --           8,333,333                --
                                                             ----------          ----------          --------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................        $  304,553          24,111,856          $   0.01
                                                             ==========          ==========          ========

                                                                       FOR THE THREE MONTHS ENDED
                                                                             JUNE 30, 2002
                                                            -------------------------------------------------
                                                               INCOME              SHARES          PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                            -----------        -------------       ----------
Basic EPS:
 Income Available to Common
   Stockholders......................................       $  (147,863)         15,335,718          $  (0.01)
Effect of Dilutive Securities:
  Exercise of Options................................                --                  --                --
  Exercise of Warrants...............................                --                  --                --
                                                             ----------          ----------          --------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................       $  (147,863)         15,335,718          $  (0.01)
                                                             ==========          ==========          ========

                                                                       FOR THE SIX MONTHS ENDED
                                                                             JUNE 30, 2002
                                                            -------------------------------------------------
                                                               INCOME              SHARES          PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                            -----------        -------------       ----------
Basic EPS:
 Income Available to Common
   Stockholders......................................        $  (66,141)         15,335,718          $  (0.00)
Effect of Dilutive Securities:
  Exercise of Options................................                --                  --                --
  Exercise of Warrants...............................                --                  --                --
                                                             ----------          ----------          --------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................        $  (66,141)         15,335,718          $  (0.00)
                                                             ==========          ==========          ========

Options to purchase 1,282,250 shares of common stock at prices ranging from $0.60 to $4.00 per share were outstanding at June 30, 2003, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($0.52).

The Company's options and warrants were not included in the computation of EPS for the periods ended June 30, 2002 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the periods ended June 30, 2002 because it would be antidilutive.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations which generally require that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock on the measurement date, which is generally the grant date, less the amount the grantee is required to pay to acquire the stock. Alternatively, Statement of Financial Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but, rather, permits continued application of APB Opinion No. 25. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company's common stock on the grant date, no compensation expense is recorded.

For the three and six months ended June 30, 2003 and 2002, the Company was not required to record compensation expense for stock option grants.

Had compensation cost for the stock-based employee compensation plans been determined based on the fair values of awards on the grant date, estimated using the Black-Scholes option pricing model, which would be consistent with the method described in SFAS No. 123, the Company's reported net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below:

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                  ------------------------------------------
                                                                           2003                  2002
                                                                  --------------------  --------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net Income (Loss) as Reported...........................             $       2              $   (148)
   Deduct: Amount by which stock-based employee
      compensation as determined under fair value based
      method for all awards exceeds the compensation as
      determined under the intrinsic value method..........             $      (1)             $     (4)
   Pro Forma Net Income (Loss).............................             $       1              $   (152)
   Basic Earnings (Loss) Per Share as Reported.............             $    0.00              $  (0.01)
   Pro Forma Basic Earnings (Loss) Per Share...............             $    0.00              $  (0.01)
   Diluted Earnings (Loss) Per Share as Reported...........             $    0.00              $  (0.01)
   Pro Forma Diluted Earnings (Loss) Per Share.............             $    0.00              $  (0.01)


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                  ------------------------------------------
                                                                           2003                  2002
                                                                  --------------------  --------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net Income (Loss) as Reported...........................             $     245              $    (66)
   Deduct: Amount by which stock-based employee
      compensation as determined under fair value based
      method for all awards exceeds the compensation as
      determined under the intrinsic value method..........             $     (58)             $    (35)
   Pro Forma Net Income (Loss).............................             $     187              $   (101)
   Basic Earnings (Loss) Per Share as Reported.............             $    0.02              $   0.00
   Pro Forma Basic Earnings (Loss) Per Share...............             $    0.01              $  (0.01)
   Diluted Earnings (Loss) Per Share as Reported...........             $    0.01              $   0.00
   Pro Forma Diluted Earnings (Loss) Per Share.............             $    0.01              $  (0.01)

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." This Statement provides alternative accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method used in reporting results. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations and, therefore, the transition provisions will not have an impact on the Company's financial position or results of operations. The required expanded interim disclosures are provided above.

ITEM 2:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Total revenues for the three months ended June 30, 2003 were $1,724,000 as compared to $1,560,000 for the same period in 2002, an increase of 10.5%. License fees were $58,000 for the three months ended June 30, 2003 compared to $106,000 in the same period in 2002. For the three months ended June 30, 2003, maintenance revenues were $1,114,000 compared to $1,093,000 in the same period of the prior year. Professional services revenue contributed $399,000 in the three months ended June 30, 2003 compared to $228,000 in the second quarter of 2002, as a result of increased demand for customizations from the Company's current customer base. For the three months ended June 30, 2003, ASP revenues were $153,000 as compared to $133,000 in the same period for the prior year. For the six months ended June 30, 2003, total revenues were $3,782,000 compared to $3,297,000 in the same period of the prior year.

Cost of sales increased to $989,000 and $2,071,000 for the three and six months ended June 30, 2003 as compared to $969,000 and $1,958,000 for the same periods in 2002 due to staff related expenses. Non-cash capitalized software amortization was $120,000 and $241,000 for the three and six months ended June 30, 2003 as compared to $201,000 and $393,000 for the same periods in 2002. The Company capitalized $293,000 and $444,000 of software development costs in the three and six months ended June 30, 2003 as compared to $300,000 and $576,000 in the same periods in 2002.

Research and development expenses were $106,000 and $267,000 for the three and six months ended June 30, 2003 compared to $128,000 and $240,000 for the same periods in 2002. The Company is continuing to enhance the functionality of its products and to refine its processes in response to customer needs.

Sales and marketing expenses were $298,000 and $498,000 for the three and six months ended June 30, 2003 as compared to $279,000 and $510,000 in the same periods of 2002 primarily due to an increase in advertising and promotion expenses in 2003.

General and administrative expenses were $280,000 and $584,000 in the three and six months ended June 30, 2003 as compared to $295,000 and $582,000 in the same periods in 2002 primarily due to a decrease in auditing and legal costs in the first six months of 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2003, the Company had a working capital of $385,000 compared to working capital deficit of $(1,298,000) at June 30, 2002.

The Company believes that its current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs for the Company in 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We believe that we have no unconsolidated variable interest entities that would be considered under the requirements of FIN 46.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which established standards for how an issuer classifies and measures certain financial instruments. SFAS 150 requires that an issuer classify certain financial instruments as liabilities (or assets in some circumstances) that were previously classified as equity. Financial instruments which embody an unconditional obligation requiring the issuer to redeem or repurchase it by the transfer of assets or by issuing a variable number of its equity shares must be classified as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

The company expects that the adoption of the new statements will not have a significant impact on its financial statements.

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

ITEM 4.   CONTROLS AND PROCEDURES.
          ------------------------

          a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The President and Chief Executive Officer as well as the Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date.

          b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

PART II:  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

The Annual Meeting of Stockholders of Cover-All Technologies Inc. was held on June 26, 2003 (the "Meeting"). At the Meeting, the stockholders of the Company elected two directors, John W. Roblin and Robert A. Marshall, to serve for a three-year term and until their successors have been duly elected and qualified.

Indicated below are the total votes cast in favor of each of the director nominees and the total votes withheld:


Director                      Votes For             Votes Against         Votes Withheld
--------                      ---------             -------------         --------------
John W. Roblin                 12,750,483                     --                  8,087
Robert A. Marshall             12,744,489                     --                 14,081

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

(a)       Exhibits.
          ---------

          EXHIBIT
            NO.                            DESCRIPTION

           31.1 Chief Executive Officer Certification Pursuant to Section 13a-15(e) of the Securities Exchange Act.

           31.2 Chief Financial Officer Certification Pursuant to Section 13a-15(e) of the Securities Exchange Act.

           32.1    Certification of John W. Roblin pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification of Ann Massey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K.
          --------------------

          On May 14, 2003, the Company filed a Form 8-K under Item 9 announcing its first quarter 2003 results.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COVER-ALL TECHNOLOGIES INC.


Date: August 13, 2003               By: /s/ John Roblin
                                        ----------------------------------------
                                        John Roblin, Chairman of the Board of
                                        Directors, President and Chief Executive
                                        Officer


Date: August 13, 2003               By: /s/ Ann Massey
                                        ----------------------------------------
                                        Ann Massey, Chief Financial Officer