Form 10-Q
period 2003-09-30
COVER ALL TECHNOLOGIES INC
filed 2003-11-13
CIK 737300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



         (Mark One)
         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2003 or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ___________


Commission File Number:              0-13124
                         -------------------------------



                           COVER-ALL TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      13-2698053
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                18-01 Pollitt Drive, Fair Lawn, New Jersey 07410
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (201) 794-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of November 3, 2003, the registrant had 15,346,218 shares of common stock, par value $.01 per share, outstanding.

================================================================================

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED September 30, 2003.
--------------------------------------------------------------------------------


PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2003 (Unaudited)
         and December 31, 2002 (Audited)....................................   2

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 2003 and 2002 (Unaudited)...............   4

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2003 and 2002 (Unaudited)...............   5

         Notes to Consolidated Financial Statements (Unaudited).............   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  11

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk..................................................  12

Item 4.  Controls and Procedures............................................  12

PART II: OTHER INFORMATION..................................................  14

Item 6.  Exhibits and Reports on Form 8-K...................................  14

SIGNATURES..................................................................  15

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements
         --------------------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                               September 30,   December 31,
                                                                   2003            2002
                                                               ------------    ------------
                                                                (Unaudited)      (Audited)

Assets:
Current Assets:
   Cash and Cash Equivalents ...............................   $    772,570    $  2,063,411
   Accounts Receivable (Less Allowance for Doubtful Accounts
     of $25,000 and $25,000 in 2003 and 2002, respectively)       1,013,797       1,021,873
   Other Receivable ........................................             --         240,672
   Prepaid Expenses ........................................        508,289         453,007
                                                               ------------    ------------

   Total Current Assets ....................................      2,294,656       3,778,963
                                                               ------------    ------------

Property and Equipment -- At Cost:
   Furniture, Fixtures and Equipment .......................      1,365,983       1,309,938
   Less: Accumulated Depreciation ..........................     (1,222,400)     (1,156,338)
                                                               ------------    ------------

   Property and Equipment-- Net ............................        143,583         153,600
                                                               ------------    ------------

Capitalized Software (Less Accumulated Amortization of
   $6,036,180 and $5,675,257, respectively) ................      1,802,698       1,398,333
                                                               ------------    ------------

Deferred Financing Costs (Net of Accumulated Amortization of
   $68,527 and $42,673, respectively) ......................        172,784         198,638
                                                               ------------    ------------

Other Assets ...............................................         59,335          59,335
                                                               ------------    ------------

   Total Assets ............................................   $  4,473,056    $  5,588,869
                                                               ============    ============

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                 September 30,   December 31,
                                                                     2003            2002
                                                                 ------------    ------------
                                                                  (Unaudited)      (Audited)

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
   Accounts Payable ..........................................   $    161,360    $    276,618
   Income Taxes Payable ......................................         37,477          90,000
   Accrued Liabilities .......................................        324,138         723,688
   Unearned Revenue ..........................................      1,524,122       2,352,462
                                                                 ------------    ------------

   Total Current Liabilities .................................      2,047,097       3,442,768
                                                                 ------------    ------------

Long-Term Liabilities:
   Convertible Debentures ....................................      2,500,000       2,500,000
                                                                 ------------    ------------

   Total Liabilities .........................................      4,547,097       5,942,768
                                                                 ------------    ------------

Commitments and Contingencies ................................             --              --
                                                                 ------------    ------------

Stockholders' Equity (Deficit):
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
    17,846,218 and 17,835,718 Shares Issued and 15,346,218 and
    15,335,718 Shares Outstanding, Respectively ..............        178,462         178,357

   Capital In Excess Of Par Value ............................     26,150,447      26,147,517

   Accumulated Deficit .......................................    (25,699,950)    (25,976,773)

   Treasury Stock - At Cost - 2,500,000 Shares ...............       (703,000)       (703,000)
                                                                 ------------    ------------

   Total Stockholders' Equity (Deficit) ......................        (74,041)       (353,899)
                                                                 ------------    ------------

   Total Liabilities and Stockholders' Equity (Deficit) ......   $  4,473,056    $  5,588,869
                                                                 ============    ============


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                           Three months ended September 30,         Nine months ended September 30,
                                           --------------------------------        --------------------------------
                                               2003                2002                2003                2002
                                           ------------        ------------        ------------        ------------
Revenues:
   Licenses ............................   $    195,000        $     72,000        $    483,100        $    408,500
   Maintenance .........................      1,111,836           1,096,332           3,347,641           3,280,971
   Professional Services ...............        325,300             163,385           1,264,775             692,448
   Applications Service Provider ("ASP")
      Services .........................        140,956             132,870             459,929             379,804
                                           ------------        ------------        ------------        ------------
   Total Revenues ......................      1,773,092           1,464,587           5,555,445           4,761,723
                                           ------------        ------------        ------------        ------------
Cost of Revenues:
   Licenses ............................        202,732             319,435             607,848             925,424
   Maintenance .........................        654,559             570,012           1,948,996           1,585,590
   Professional Services ...............         97,701              68,969             356,805             319,311
   ASP Services ........................         41,866              77,204             154,561             162,907
                                           ------------        ------------        ------------        ------------
   Total Cost of Revenues ..............        996,858           1,035,620           3,068,210           2,993,232
                                           ------------        ------------        ------------        ------------
   Direct Margin .......................        776,234             428,967           2,487,235           1,768,491
                                           ------------        ------------        ------------        ------------
Operating Expenses:
   Sales and Marketing .................        230,589             186,337             728,770             696,759
   General and Administrative ..........        323,482             348,420             907,012             930,404
   Research and Development ............        137,231             204,881             403,805             444,697
                                           ------------        ------------        ------------        ------------
   Total Operating Expenses ............        691,302             739,638           2,039,587           2,071,860
                                           ------------        ------------        ------------        ------------
   Operating Income (Loss) .............         84,932            (310,671)            447,648            (303,369)
                                           ------------        ------------        ------------        ------------
Other Income (Expense):
   Interest Expense ....................        (51,153)            (43,927)           (152,557)           (118,109)
   Interest Income .....................          1,682                  65               9,109                 804
                                           ------------        ------------        ------------        ------------
   Total Other Income (Expense) ........        (49,471)            (43,862)           (143,448)           (117,305)
                                           ------------        ------------        ------------        ------------
   Income (Loss) Before Income Taxes ...         35,461            (354,533)            304,200            (420,674)
                                           ------------        ------------        ------------        ------------
Income Taxes ...........................          3,191                  --              27,377                  --
                                           ------------        ------------        ------------        ------------
Net Income (Loss) ......................   $     32,270        $   (354,533)       $    276,823        $   (420,674)
                                           ============        ============        ============        ============

Basic Earnings (Loss) Per Common
   Share ...............................   $       0.00        $      (0.02)       $       0.02        $      (0.03)
                                           ============        ============        ============        ============

Diluted Earnings (Loss) Per Common
   Share ...............................   $       0.00        $      (0.02)       $       0.02        $      (0.03)
                                           ============        ============        ============        ============

Weighted Average Number of Common
   Shares Outstanding for Basic
   Earnings (Loss) Per Common Share ....     15,345,000          15,336,000          15,339,000          15,336,000
                                           ============        ============        ============        ============

Weighted Average Number of Common
   Shares Outstanding for Diluted
   Earnings (Loss) Per Common Share ....     24,342,000          15,336,000          24,219,000          15,336,000
                                           ============        ============        ============        ============


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                 Nine months ended September 30,
                                                                 -------------------------------
                                                                     2003               2002
                                                                 ------------       ------------
Cash Flows from Operating Activities:
    Net Income (Loss) ........................................   $    276,823       $   (420,674)
    Adjustments to Reconcile Net Income (Loss) to
       Net Cash Provided (Used For) From Operating Activities:
          Depreciation .......................................         66,062             78,649
          Amortization of Capitalized Software ...............        360,923            616,403
          Amortization of Deferred Financing Costs ...........         25,854             20,690
          Non-cash Financing Cost ............................             --             16,913

    Changes in Assets and Liabilities:
       (Increase) Decrease in:
          Accounts Receivable ................................          8,076            213,168
          Prepaid Expenses ...................................        (55,282)          (133,677)
          Other Receivable ...................................        240,672              3,433

       Increase (Decrease) in:
          Accounts Payable ...................................       (115,258)           (60,497)
          Taxes Payable ......................................        (52,523)                --
          Accrued Liabilities ................................       (399,550)          (140,246)
          Unearned Revenue ...................................       (828,340)          (168,711)
                                                                 ------------       ------------

    Net Cash (Used For) Provided From Operating Activities ...       (472,543)            25,451
                                                                 ------------       ------------

Cash Flows from Investing Activities:
    Capital Expenditures .....................................        (56,045)           (16,884)
    Capitalized Software Expenditures ........................       (765,288)          (772,376)
                                                                 ------------       ------------

    Net Cash (Used For) Provided From Investing Activities ...       (821,333)          (789,260)
                                                                 ------------       ------------

Cash Flows from Financing Activities:
    Proceeds from Convertible Debentures .....................             --            700,000
    Deferred Financing Costs .................................             --            (54,220)
    Principal Payments on Capital Lease ......................             --            (17,980)
    Proceeds from Exercise of Stock Options ..................          3,035                 --
                                                                 ------------       ------------

    Net Cash Provided From (Used For) Financing Activities ...          3,035            627,800
                                                                 ------------       ------------

Change in Cash and Cash Equivalents ..........................     (1,290,841)          (136,009)

Cash and Cash Equivalents - Beginning of Period ..............      2,063,411            430,545
                                                                 ------------       ------------

Cash and Cash Equivalents - End of Period ....................   $    772,570       $    294,536
                                                                 ============       ============

Supplemental Disclosures of Cash Flow Information

Cash Paid During the Periods for:
    Interest .................................................   $    152,557       $    118,109
    Income Taxes .............................................         79,900                 --


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


[1]  General

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. While we believe that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest annual report. Certain amounts for the prior period have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of all subsidiaries. All material intercompany transactions have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of September 30, 2003, and the results of their operations for the three and nine month periods ended September 30, 2003 and 2002, and their cash flows for the nine month periods ended September 30, 2003 and 2002. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for a full year.

[2]  Convertible Debentures

On March 31, 1997, the Company sold $3,000,000 of 12.5% Convertible Debentures due March 2002 (the "1997 Debentures") to an institutional investor. The 1997 Debentures were sold at face value, paid interest quarterly and were convertible, in whole or in part, into shares of our common stock at $1.25 per share, subject to adjustment.

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

On August 21, 2002, we, by amendment to the 2001 Debentures, raised an additional $700,000 through a private placement of 8.00% convertible debentures with Renaissance (the "2002 Debentures"). An aggregate of $700,000 was sold to Renaissance US Growth and Income Trust PLC and BFSUS Special Opportunities Trust PLC. The funds raised from the transaction were used for working capital purposes. The 2002 Debentures are convertible into shares of our common stock initially at $0.30 per share, subject to adjustment. The related financing costs incurred of $54,220 in connection with establishing the 2002 Debentures have been deferred and are being amortized over the life of the debt. The Convertible Loan Agreements currently prohibit the payment of dividends without written consent of the holders.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


The issuance of the 2002 Debentures caused a reduction in the conversion price of the 2001 Debentures from $0.50 per share to $0.30 per share.

Our convertible debentures mature as follows:

                                       Maturity        Principal Due
                                       --------        -------------
         2001 Debentures                 2008          $   1,800,000
         2002 Debentures                 2009                700,000
                                                       -------------

                                                       $   2,500,000
                                                       =============


[3]  Segment Information

As of January 1, 2003, we merged the management teams and infrastructures of our two business units, Classic and TAS, into one comprehensive unit. As a result, we will no longer separately assess the performance of these products.

[4]  Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                   For the three months ended
                                                       September 30, 2003
                                           ------------------------------------------
                                              Income         Shares        Per Share
                                           (Numerator)    (Denominator)     Amount
                                           ------------   ------------   ------------
Basic EPS:
 Income Available to Common
  Stockholders .........................   $     32,270     15,345,348   $       0.00
Interest Reversal Convertible Debentures
 (Net of Tax) ..........................         30,000             --             --
Effect of Dilutive Securities: .........                                           --
 Exercise of Options ...................             --        580,785             --
 Exercise of Warrants ..................             --         82,950             --
Conversion of Convertible Debentures ...             --      8,333,333             --
                                           ------------   ------------   ------------
Diluted EPS:
 Income Available to Common Stockholders
  Plus Assumed Conversions .............   $     62,270     24,342,416   $       0.00
                                           ============   ============   ============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                   For the nine months ended
                                                       September 30, 2003
                                           ------------------------------------------
                                              Income         Shares        Per Share
                                           (Numerator)    (Denominator)     Amount
                                           ------------   ------------   ------------
Basic EPS:
 Income Available to Common
  Stockholders .........................   $    276,823     15,339,143   $       0.02
Interest Reversal Convertible Debentures
 (Net of Tax) ..........................         90,000             --             --
Effect of Dilutive Securities:
 Exercise of Options ...................             --        471,575             --
 Exercise of Warrants ..................             --         75,202             --
Conversion of Convertible Debentures ...             --      8,333,333             --
                                           ------------   ------------   ------------
Diluted EPS:
 Income Available to Common Stockholders
  Plus Assumed Conversions .............   $    366,823     24,219,253   $       0.02
                                           ============   ============   ============


                                                   For the three months ended
                                                       September 30, 2002
                                           ------------------------------------------
                                              Income         Shares        Per Share
                                           (Numerator)    (Denominator)     Amount
                                           ------------   ------------   ------------
Basic EPS:
 Income Available to Common
  Stockholders .........................   $   (354,533)    15,335,718   $      (0.02)
Effect of Dilutive Securities:
 Exercise of Options ...................             --             --             --
 Exercise of Warrants ..................             --             --             --
                                           ------------   ------------   ------------
Diluted EPS:
 Income Available to Common Stockholders
  Plus Assumed Conversions .............   $   (354,533)    15,335,718   $      (0.02)
                                           ============   ============   ============


                                                   For the nine months ended
                                                       September 30, 2002
                                           ------------------------------------------
                                              Income         Shares        Per Share
                                           (Numerator)    (Denominator)     Amount
                                           ------------   ------------   ------------
Basic EPS:
 Income Available to Common
  Stockholders .........................   $   (420,674)    15,335,718   $      (0.03)
Effect of Dilutive Securities:
 Exercise of Options ...................             --             --             --
 Exercise of Warrants ..................             --             --             --
                                           ------------   ------------   ------------
Diluted EPS:
 Income Available to Common Stockholders
  Plus Assumed Conversions .............   $   (420,674)    15,335,718   $      (0.03)
                                           ============   ============   ============

Options to purchase 1,281,750 shares of common stock at prices ranging from $0.60 to $4.00 per share were outstanding at September 30, 2003, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($0.53).

Our options and warrants were not included in the computation of EPS for the periods ended September 30, 2002 because to do so would be antidilutive. Our convertible debt does not affect the EPS calculation for the periods ended September 30, 2002 because it would be antidilutive.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


[5]  Stock Option and Stock Purchase Plans

We have adopted several stock-based compensation plans that provide for the grant of options to our employees and non-employee directors. All options under these plans vest over terms of zero to three years. Options may be granted as incentive or non-qualified stock options and are exercisable at a price and time as determined by the Board of Directors on the grant date.

We account for stock-based employee compensation using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations which generally require that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock on the measurement date, which is generally the grant date, less the amount the grantee is required to pay to acquire the stock. Alternatively, Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but, rather, permits continued application of APB Opinion No. 25. We have elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continue to account for our stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. If the exercise price of the stock-based compensation is equal to or exceeds the market price of our common stock on the grant date, no compensation expense is recorded.

For the three and nine months ended September 30, 2003 and 2002, we were not required to record compensation expense for stock option grants.

Had compensation cost for the stock-based employee compensation plans been determined based on the fair values of awards on the grant date, estimated using the Black-Scholes option pricing model, which would be consistent with the method described in SFAS No. 123, the Company's reported net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below:

                                                                Three months ended September 30,
                                                            ----------------------------------------
                                                               2003                          2002
                                                            ----------                    ----------
                                                            (in thousands, except per share amounts)
   Net Income (Loss) as Reported ........................   $       32                    $     (355)

   Deduct: Amount by which stock-based employee
           compensation as determined under fair value
           based method for all awards exceeds the
           compensation as determined under the intrinsic
           value method .................................   $        9                    $       12

   Pro Forma Net Income (Loss) ..........................   $       23                    $     (367)

   Basic Earnings (Loss) Per Share as Reported ..........   $     0.00                    $    (0.02)

   Pro Forma Basic Earnings (Loss) Per Share ............   $     0.00                    $    (0.02)

   Diluted Earnings (Loss) Per Share as Reported ........   $     0.00                    $    (0.02)

   Pro Forma Diluted Earnings (Loss) Per Share ..........   $     0.00                    $    (0.02)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                 Nine months ended September 30,
                                                            ----------------------------------------
                                                               2003                          2002
                                                            ----------                    ----------
                                                            (in thousands, except per share amounts)
   Net Income (Loss) as Reported.........................   $      277                    $     (421)

   Deduct: Amount by which stock-based employee
           compensation as determined under fair value
           based method for all awards exceeds the
           compensation as determined under the intrinsic
           value method..................................   $       29                    $       35

   Pro Forma Net Income (Loss)...........................   $      248                    $     (456)

   Basic Earnings (Loss) Per Share as Reported...........   $     0.02                    $    (0.03)

   Pro Forma Basic Earnings (Loss) Per Share.............   $     0.02                    $    (0.03)

   Diluted Earnings (Loss) Per Share as Reported.........   $     0.02                    $    (0.03)

   Pro Forma Diluted Earnings (Loss) Per Share...........   $     0.02                    $    (0.03)

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." This Statement provides alternative accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method used in reporting results. We have elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continue to account for our stock-based employee compensation plans under APB Opinion No. 25 and related interpretations and, therefore, the transition provisions will not have an impact on our financial position or results of operations. The required expanded interim disclosures are provided above.

Item 2:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Total revenues for the three months ended September 30, 2003 were $1,773,000 as compared to $1,465,000 for the same period in 2002, an increase of 21%. License fees were $195,000 for the three months ended September 30, 2003 compared to $72,000 in the same period in 2002 as a result of a license renewal by one of our existing customers. For the three months ended September 30, 2003, maintenance revenues were $1,112,000 compared to $1,096,000 in the same period of the prior year. Professional services revenue contributed $325,000 in the three months ended September 30, 2003 compared to $163,000 in the third quarter of 2002, as a result of increased demand for customizations from our current customer base. For the three months ended September 30, 2003, ASP revenues were $141,000 as compared to $133,000 in the same period of the prior year.

For the nine months ended September 30, 2003, total revenues were $5,555,000 compared to $4,762,000 in the same period of the prior year. License fees were $483,000 for the nine months ended September 30, 2003 compared to $409,000 in the same period in 2002. For the nine months ended September 30, 2003, maintenance revenues were $3,347,000 compared to $3,281,000 in the same period of the prior year. Professional services revenue contributed $1,265,000 in the nine months ended September 30, 2003 compared to $692,000 in the same period in 2002, as a result of increased demand for modifications from our existing customer base. For the nine months ended September 30, 2003, ASP revenues were $460,000 as compared to $380,000 in the same period of the prior year.

Cost of sales were $997,000 and $3,068,000 for the three and nine months ended September 30, 2003 as compared to $1,036,000 and $2,993,000 for the same periods in 2002 as a result of our continuing efforts to manage costs effectively. Non-cash capitalized software amortization was $120,000 and $361,000 for the three and nine months ended September 30, 2003 as compared to $223,000 and $616,000 for the same periods in 2002. We capitalized $321,000 and $765,000 of software development costs in the three and nine months ended September 30, 2003 as compared to $197,000 and $772,000 in the same periods in 2002.

Research and development expenses were $137,000 and $404,000 for the three and nine months ended September 30, 2003 compared to $205,000 and $445,000 for the same periods in 2002. We are continuing to enhance the functionality of our products and to refine its processes in response to customer needs.

Sales and marketing expenses were $231,000 and $729,000 for the three and nine months ended September 30, 2003 as compared to $186,000 and $697,000 in the same periods of 2002 due to an increase in a marketing and sales effort to improve the market share of our solution set.

General and administrative expenses were $323,000 and $907,000 in the three and nine months ended September 30, 2003 as compared to $348,000 and $930,000 in the same periods in 2002 primarily due to our continuing efforts to reduce overhead costs.

Liquidity and Capital Resources
-------------------------------

At September 30, 2003, we had a working capital of $248,000 compared to working capital deficit of $(946,000) at September 30, 2002.

We believe that our current cash balances and anticipated cash flows from operations will be sufficient to meet normal operating needs for us in 2003.

Recently Issued Accounting Standards
------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51." FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We believe that we have no unconsolidated variable interest entities that would be considered under the requirements of FIN 46.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.

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

We expect that the adoption of the new statements will not have a significant impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

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

Item 4.  Controls and Procedures.
         -----------------------

         a) Evaluation Of Disclosure Controls And Procedures. The President and Chief Executive Officer as well as the Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

         b) Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                * * * * * * * * *

Statements in this Form 10-Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause our actual results in future periods to differ materially from expected results. Those risks include, among others, risk associated with increased competition, customer decisions, delays in productivity programs and new product introductions, and other business factors beyond our control. Those and other risks are described in our filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from us.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


PART II: OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)      Exhibits.
         --------

         Exhibit
           No.                          Description

          31.1 Chief Executive Officer Certification Pursuant to Section 13a-15(e) of the Securities Exchange Act.

          31.2 Chief Financial Officer Certification Pursuant to Section 13a-15(e) of the Securities Exchange Act.

          32.1 Certification of John W. Roblin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Ann Massey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K.
         -------------------

         A Current Report on Form 8-K was filed August 14, 2003, reporting under
         Item 12, Results of Operations and Financial Condition, Cover-All Technologies Inc.'s revenues and earnings from operations for the quarter ended June 30, 2003.

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COVER-ALL TECHNOLOGIES INC.



Date: November 13, 2003                By: /s/ John Roblin
                                           -------------------------------------
                                           John Roblin, Chairman of the Board of
                                           Directors, President and Chief
                                           Executive Officer



Date: November 13, 2003                By: /s/ Ann Massey
                                           -------------------------------------
                                           Ann Massey, Chief Financial Officer