Form 10-K
period 2003-12-31
COVER ALL TECHNOLOGIES INC
filed 2004-03-29
CIK 737300

                                                            UNITED STATES
                                                 SECURITIES AND EXCHANGE COMMISSION
                                                       WASHINGTON, D.C. 20549

                                                              FORM 10-K

        |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

        | |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______.


                                                   COMMISSION FILE NUMBER 0-13124
                                                   ------------------------------

                                                     COVER-ALL TECHNOLOGIES INC.
                                       (Exact name of Registrant as specified in its charter)

                                  DELAWARE                                                        13-2698053
        (State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

              18-01 POLLITT DRIVE, FAIR LAWN, NEW JERSEY                                            07410
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

                                               COMMON STOCK, PAR VALUE $.01 PER SHARE

------------------------------------------------------------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file
such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. YES |_| NO |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $6,505,000 as of June 30, 2003 based on the closing price on
June 30, 2003.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
15,355,218 shares of common stock, par value $.01 per share, as of March 15, 2004.

                                                DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders ("Proxy Statement"), to be filed with the
Commission not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference as described in
Part III.

                           FORWARD-LOOKING STATEMENTS


        Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 1- "Business" and Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Item 1- "Business - Risk Factors" and Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" and general conditions in the economy and capital markets.

                                                    TABLE OF CONTENTS


                                                         PART I

Item 1.       Business................................................................................................4

Item 2.       Properties.............................................................................................15

Item 3.       Legal Proceedings......................................................................................15

Item 4.       Submission of Matters to a Vote of Security Holders....................................................15


                                                         PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..................................16

Item 6.       Selected Financial Data................................................................................17

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..................19

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.............................................26

Item 8.       Financial Statements and Supplementary Data............................................................26

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................26

Item 9A.      Controls and Procedures................................................................................26


                                                         PART III

Item 10.      Directors and Executive Officers of the Registrant.....................................................27

Item 11.      Executive Compensation.................................................................................28

Item 12.      Security Ownership of Certain Beneficial Owners and Management.........................................28

Item 13.      Certain Relationships and Related Transactions.........................................................28

Item 14.      Principal Accounting Fees and Services.................................................................28


                                                         PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................28

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

GENERAL
-------

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

        We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services.

PRODUCTS
--------

        My Insurance Center
        -------------------

        In December 2001, we announced the availability of My Insurance Center, referred to as "MIC," a customizable and configurable Internet enabled software platform that was developed to provide insurance agents, brokers and carriers with integrated workflows and access to real-time information. MIC links our rating, policy issuance, billing and other components of our software products into a fully-integrated platform that, among other things, eliminates redundant data entry. Information is stored in a client-centric database and becomes immediately available to other users or functions. MIC may be customized to generate user alerts when a user-specified condition occurs. Additionally, MIC has been designed to allow the customer to configure features according to their own look and feel preferences and workflow processes. For instance, the browser-based user interface allows employees, agents and other end-users to personalize their desktops so they see only the information they need or desire.

        MIC is built upon the Customer Insurance Database, referred to as "CI," that brings together policy, billing and information from other business functions into an integrated "customer view" that enables better customer service and coordination. A key component of CI is the Insurance Policy Database, referred to as "IPD." IPD is a relational database that holds detailed policy and policy history data for more than forty lines of commercial property and casualty insurance and has been designed to bring powerful data access and reporting capabilities to the desktop.

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

           o APPLICATION INTEGRATION; SINGLE SIGN-ON - MIC allows the end user to switch back and forth among applications without having to log in to individual applications, a feature which increases a user's productivity. MIC provides a consolidated view of data from different software components and provides "hotlinks" so that a customer can connect quickly to the specific module of the specific system. MIC offers fast access, pro-active alerts and responsiveness.

           o BROAD ACCESSIBILITY - MIC is an Internet application, which utilizes a sophisticated portal capability.

           o INTEGRATED DATA REPRESENTATION - MIC provides a consolidated view of information from disparate systems.

           o PERSONALIZATION AND CUSTOMIZATION - MIC allows each user to personalize his or her view similar to other Internet portals, to meet the needs and the stylistic preferences of each individual user. MIC personalization allows the user to hide or show content, filter the content and also change color and page styles. Customization in MIC allows the host to control the accessibility to content for each user and also facilitates changes to content in MIC as business needs change, without additional programming.

           o SCALABILITY - MIC can be customized to meet our customer's growing needs, measured in terms of the numbers of concurrent users, response times and other variables.

           o SECURITY - MIC can be configured to achieve appropriate levels of security on data transfer over the Internet. MIC is also designed to adapt to almost any organizational hierarchy and data level security needs with minimal set-up effort by the customer.

        MIC utilizes technology based on Oracle(R) 9iAS Portal Server, JAVA and XML. MIC seamlessly integrates MIC Rating and Issuance and other business components (some of which are newly developed and others are based upon capabilities formerly offered as part of our Classic and TAS 2000 product lines, which are described below) and our Customer Insurance Database.

        MIC enables us to market the business components in "custom groupings," or as a service in an ASP environment, depending on customer needs.

        The Classic Product Line
        ------------------------

        In December 1989, we purchased the assets related to the exclusive proprietary rights to a PC-based software application for policy rating and issuance for property and casualty insurance companies. This software uses a unique design that separates the "insurance product definition" from the actual technology "engines." The sophistication of this design has enabled us to stay current with technology innovations while preserving our "insurance knowledge" investment. This concept evolved into what is known today as the Classic product. During 2003, the Classic Product was significantly expanded and is now marketed as MIC Rating & Issuance. If existing Classic customers wish to purchase an upgrade to MIC Rating & Issuance, they may do so without major conversion of data while retaining their product customizations.

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

        We originally developed the Classic software using the MicroFocus COBOL language, and we upgraded this product line for use in the Windows 95, Windows 98 and NT operating systems. During 1999, we further upgraded the Classic product to use a graphical user interface. Since 2000, Classic has also been implemented in an Internet environment, which enables our customers to offer remote access to their customers or partners. The Internet is also the platform utilized by our ASP offering. Early implementations over the Internet utilized Citrix. During the latter part of 2002, we developed a new "presentation layer" incorporating the latest technologies, such as Java and XML, to provide a very flexible and robust user interface over the Internet without Citrix. This capability also included significant enhancements to our security and administration functions as well as a number of "usability" enhancements. These capabilities significantly expand and enhance the "core" rating and issuance capabilities of Classic. The new product is being marketed as MIC Rating & Issuance.

        The Classic Rating and Policy Issuance Product (now replaced by MIC Rating and Issuance) has been and continues to be enhanced and updated with new technology. The sophisticated design of the product isolates insurance product knowledge from the application itself in datafiles, referred to as "Metadata." We have built an extensive knowledge base, estimated at more than 100 person-years of effort, in this Metadata that defines the details of virtually hundreds of insurance policy types and coverages for the Classic product.

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

        The design of Classic also allows us to stay current with changes in technology while re-using the intellectual capital invested in the insurance rules. Our upgrading the Classic product line to run on a LAN has enabled multiple users to contribute to the common data store. We have invested in additional upgrades to newer Internet technologies. We have also integrated this product to the CI database and MIC. We have streamlined the support process with the goal to improve quality to our customers.

        The Classic product is in use in over 50 companies. Total Classic revenues were $6,826,000 for 2003 as compared to $5,719,000 for 2002 and $5,585,000 for 2001.

        TAS 2000
        --------

        From 1993 until 2003, we developed a second product line supporting property and casualty insurance known as Total Administrative Solution, referred to as "TAS 2000." We have developed a suite of functionality within the TAS 2000 product, including billing full policy life-cycle support, Customer Relationship Management, referred to as "CRM," and financial and statistical reporting. The entire suite of functional components is fully integrated through a client-centric Oracle database.

        These components are now being integrated and marketed as part of the My Insurance Center offerings. Utilizing MIC and existing software business components, we can deliver a fully integrated platform for quoting and rating, policy issuance, policy administration, billing and reporting.

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

        All TAS 2000 products were developed to allow companies to take advantage of the power of client-server computing. TAS 2000 enabled companies that are growing or want to add greater functionality to "scale" their technology to more powerful platforms utilizing the same applications, and companies currently relying on expensive mainframe technology can "rightsize" their hardware and software according to the changing demands of their organizations. These same capabilities are part of the design of My Insurance Center, but MIC has the added advantage of being designed with the capabilities of newer technologies and the Internet.

        The TAS 2000 product line includes the following application modules which have been or are being moved to the MIC platform:

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

        Total TAS 2000 revenues were $698,000 for 2003, $2,423,000 for 2002 and
$678,000 for 2001.

MY INSURANCE CENTER - CONTINUED DEVELOPMENT
-------------------------------------------

        We have, through MIC, Classic and TAS 2000 components, a deep inventory of insurance software components combined with a sophisticated implementation platform. We expect to utilize these capabilities to expand and leverage our ability to respond to broadening marketplace and new customer opportunities with solutions that address the special needs of carriers, managing general agents, agents, brokers and third party providers with both off-the-shelf and custom solutions. Our user interface capabilities of the MIC product are being enhanced with more functionality as well as the addition of highly sophisticated web services and information access tools. We also intend to continue to enhance our functional components based upon market demand, existing customer needs and changes in technology (for example, support for personal digital assistants, or PDAs), especially Internet technologies.

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

COMPETITION
-----------

        The computer software and services industry is highly competitive and rapidly changing, as current competitors expand their product offerings and new companies enter the marketplace. Because of our extensive knowledge-base in the insurance industry, however, we believe that our products offer customers certain advantages not available from our competitors. Our customers have access to our extensive experience and software inventory in the area of rating and policy issuance of commercial lines policies, among the most complex of insurance transactions.

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

MARKETING
---------

        We maintain a sales and marketing staff at our principal executive offices in Fair Lawn, New Jersey. We also utilize distributors, outside consultants and other complimentary service providers to market our products. We are continuing to redesign our Internet site and establish linkages to portals and other web sites. This is an on-going effort that will expand rapidly in 2004 as we focus on the Internet as the primary source of information about our products and services. We also participate in and display and demonstrate our software products at industry trade shows. Our consulting staff, business partners and other third parties also generate sales leads.

RESEARCH AND DEVELOPMENT
------------------------

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

        Our goal with all of our products and services is to enhance the ease of implementation, functionality, long-term flexibility and the ability to provide improved customer service.

        Research and development expenses were $533,000, $600,000 and $413,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

BACKLOG
-------

        We had no license, maintenance, professional services or ASP backlog of unbilled work as of December 31, 2003.

MAJOR CUSTOMERS
---------------

        Our product line is in use in over 50 companies. For the years ended December 31, 2003, 2002 and 2001, we had only one customer in any of those years contribute revenues in excess of 10% of our total revenues. AIGT generated 11% of all revenues for the year ended December 31, 2003. Accident Fund generated 30% and 11% of our revenues for the years ended December 31, 2002 and 2001, respectively.

        We had no export sales in 2003, 2002 or 2001.

EMPLOYEES
---------

        We had on average 50 employees during 2003. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We believe that relations with our employees are good.

                                  RISK FACTORS

        THE FOLLOWING ARE CERTAIN RISK FACTORS THAT CAN AFFECT OUR BUSINESS AND OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THERE MAY BE OTHER RISK FACTORS, AND THIS LIST IS NOT EXHAUSTIVE. WE OPERATE IN A CONTINUALLY CHANGING BUSINESS ENVIRONMENT, AND NEW RISK FACTORS EMERGE FROM TIME TO TIME. WE CANNOT PREDICT SUCH NEW RISK FACTORS, NOR CAN WE ASSESS THE IMPACT, IF ANY, OF SUCH NEW RISK FACTORS ON OUR BUSINESS. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, AS WELL AS OTHER INFORMATION DESCRIBED ELSEWHERE IN THIS ANNUAL REPORT.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY
----------------------------------------------

        WE HAVE ACHIEVED PROFITABILITY, BUT HAVE A HISTORY OF LOSSES AND WE MAY NOT BE PROFITABLE IN THE FUTURE.

        Although we have been profitable in each of the years since 2000, generating net income of approximately $392,000 for 2003, $877,000 for 2002 and $55,000 for 2001, there can be no assurance that we will be able to maintain profitability in the future. We incurred net losses of approximately $2,412,000 for 2000 and $2,820,000 for 1999. We have recently begun to invest significantly in sales and marketing while continuing our efforts of investing in technology infrastructure and research and development. As a result, we must generate significant revenues to achieve and maintain profitability. We may not be able to sustain profitability on an annual basis in the future.

        WE MAY NEED ADDITIONAL FINANCING IN ORDER TO CONTINUE TO DEVELOP OUR BUSINESS.

        In 2001 and 2002, we completed two rounds of debt financing through the sale of 8% convertible debentures due in 2008 ("2008 Debentures") and 2009 ("2009 Debentures"), respectively, to Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and certain other investors, with an aggregate principal amount of $2,500,000. Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum. We made $200,000 of interest payments on the debentures during the year ended December 31, 2003, and we expect to make interest payments of approximately $198,000 during the year ending in December 31, 2004. The 2008 Debentures mature on July 1, 2008 and the 2009 Debentures mature on September 1, 2009, unless the debentures are earlier redeemed by us or the holder upon the occurrence of certain events specified in the debentures or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures. If the 2008 Debentures and the 2009 Debentures are not sooner redeemed or converted, we will be required to pay, commencing on July 1, 2004 and July 1, 2005, respectively, monthly principal installments in the amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount.

        We will need additional financing to continue to fund the research and development of our software products and to expand and grow our business generally. To the extent that we will be required to fund operating losses, our financial position would deteriorate. We may not be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to further restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business, even though these actions might otherwise benefit our business. As of December 31, 2003, we had a net stockholders' equity of approximately $41,000 and a net working capital of approximately $177,000.

        TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF
CASH.

        Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. In addition, our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we are unable to repay our indebtedness through cash flow from operations, we may need to obtain additional financing. We cannot be certain that we will be able to obtain additional financing on terms favorable to us, or at all.

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

        WE DEPEND ON KEY PERSONNEL.

        Our success depends to a significant extent upon a limited number of members of senior management and other key employees, including John Roblin, our President and Chief Executive Officer, and Maryanne Gallagher, our Chief Operating Officer. Mr. Roblin's employment contract expires in December of 2006. We maintain key man life insurance on Mr. Roblin and Ms. Gallagher in the amount of $1,000,000 per individual. The loss of the service of one or more key managers or other key employees could have a significant and adverse effect upon our business, operating results or financial condition. In addition, we believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense. We may not be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results or financial condition.

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

        WE DEPEND ON EXISTING CUSTOMERS.

        In 2003 and 2002, our software products operations depended primarily on certain existing customers. One of these customers accounted for approximately 11% of our total revenues in 2003 and another customer accounted for approximately 30% of our total revenues in 2002. We anticipate that our operations will continue to depend upon the continuing business of our existing customers and the ability to attract new customers. As a result, the loss of one or more of our existing customers or our inability to continue to attract new customers could significantly and adversely affect our business, operating results and financial condition.

        A DECLINE IN COMPUTER SOFTWARE SPENDING MAY RESULT IN A DECREASE IN OUR REVENUES OR LOWER OUR GROWTH RATE.

        A decline in the demand for computer software among our current and prospective customers may result in decreased revenues or a lower growth rate for us because our sales depend, in part, on our customers' level of funding for new or additional computer software systems and services. Moreover, demand for our solutions may be reduced by a decline in overall demand for computer software and services. The current decline in overall technology spending may cause our customers to reduce or eliminate software and services spending and cause price erosion for our solutions, which would substantially affect our sales of new software licenses and the average sales price for these licenses. Because of these market and economic conditions, we believe there will continue to be uncertainty in the level of demand for our products and services. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues.

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

        WE MAY NOT GET THE FULL BENEFIT OF OUR TAX CREDITS.

        Under the United States Internal Revenue Code, companies that have not been operating profitably are allowed to apply certain of their past losses to offset future taxable income liabilities they may incur once they reach profitability. These amounts are known as net operating loss carryforwards. At December 31, 2003, we had approximately $21,900,000 of federal net operating tax loss carryforwards expiring at various dates through 2023. Because of certain provisions of the Tax Reform Act of 1986 related to change of control, however, we may not get the full benefit of these loss carryforwards. If we are limited from using net operating loss carryforwards to offset any of our income, this would increase our taxes owed and reduce our cash for operations.

        COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations, are creating uncertainty for companies such as ours. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities.

RISKS RELATED TO OUR COMMON STOCK
---------------------------------

        HOLDERS OF SHARES OF OUR COMMON STOCK MAY HAVE DIFFICULTY IN SELLING THOSE SHARES.

        Our common stock is not quoted on any market or listed on any securities exchange. Prices for our common stock are quoted on the Over-the-Counter (OTC) Bulletin Board. Securities whose prices are quoted on the OTC Bulletin Board do not enjoy the same liquidity as securities that trade on a recognized market or securities exchange. As a result, you may have difficulty in selling shares of our common stock.

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

        OUR SHARES ARE SUBJECT TO DILUTION AS A RESULT OF THE CONVERSION OF OUR CONVERTIBLE DEBENTURES AND THE EXERCISE OF OUR WARRANTS.

        DEBENTURES. The 2008 Debentures and the 2009 Debentures are currently convertible into an aggregate of 8,333,333 shares of our common stock. The 2008 Debentures mature on July 1, 2008 and the 2009 Debentures mature on September 1, 2009, unless the debentures are earlier redeemed by us or the holder upon the occurrence of certain events specified in the debentures or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment.

        The conversion price with the respect to each of the debentures is subject to adjustment if and whenever we issue additional shares of our common stock for less than the then current conversion price per share, in which case the conversion price will be reduced to a new conversion price equal to the price per share of the additional stock issued. Pursuant to the terms of the debentures, the issuance or sale of additional shares of our common stock resulting from (1) the conversion of any of the debentures, (2) the exercise of warrants or employee or director stock options outstanding on the day that the debentures were issued or (3) the exercise of stock options to be granted in the future to employees or directors pursuant to our existing stock option plans, will not trigger any adjustment to the conversion price of the debentures.

        The issuance of any shares of our common stock as a consequence of the conversion of any of the debentures may result in significant dilution to our stockholders and may depress the market price of your investment. Further, if the conversion price of the debentures is adjusted, the additional shares of our common stock that would be issued upon conversion of the debentures as a result of such adjustment may also result in significant dilution to our stockholders.

        WARRANTS. An aggregate of 640,000 warrants, expiring in 2005, to purchase such number of shares of our common stock issued to Vault Management Limited are exercisable at a current exercise price of $0.625 per share, and an aggregate of 128,572 warrants, expiring in 2007, to purchase such number of shares of our common stock issued to various investors, including Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, are exercisable at a current exercise price of $0.22 per share. The current exercise prices of these warrants are subject to adjustment if and whenever we issue or sell additional shares of our common stock for less than 95% of the market price on the date of issuance or sale, in which case the exercise price will be reduced to a new exercise price in accordance with the terms of the warrant. Pursuant to the terms of these warrants, the issuance or sale of additional shares of common stock resulting from (1) the exercise of stock options to be granted in the future to employees or directors pursuant to our existing stock option plans or (2) the exercise of any convertible security, in either case outstanding on the date of the warrant, will not trigger any adjustment to the exercise price of the warrants.

        The issuance of any additional shares of our common stock as a consequence of the exercise of any of the warrants may result in significant dilution to our stockholders and may depress the market price of your investment. Further, if the exercise price of the warrants is adjusted, the additional shares of our common stock that would be issued upon exercise of the warrants as a result of such adjustment may also result in significant dilution to our stockholders.

        OUR STOCK PRICE HAS BEEN VOLATILE.

        Quarterly operating results have fluctuated and are likely to continue to fluctuate significantly. The market price of our common stock has been and may continue to be highly volatile. Factors that are difficult to predict, such as quarterly revenues and operating results, limited trading volumes and overall market performance, will have a significant effect on the price for shares of our common stock. Revenues and operating results have varied considerably in the past from period to period and are likely to vary considerably in the future. We plan product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

ITEM 2. PROPERTIES
        ----------

        Our headquarters is located in Fair Lawn, New Jersey where we occupy approximately 21,000 square feet under a lease which expires at May 31, 2005. The current annual rental expense for the lease of our headquarters is approximately $335,000. Currently, we fully utilize this facility.

        We believe that our headquarters is well maintained and adequate to meet our needs in the foreseeable future. We have an option to renew our lease for a period of five years.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 2003.

                                     PART II
                                     -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

        Our common stock trades in the over-the-counter market on the OTC Bulletin Board. The quotations below reflect the high and low bid prices for our common stock since January 1, 2002 as traded in the over-the-counter market on the OTC Bulletin Board. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                2003:                           HIGH               LOW
                                                ----               ---
                1st Quarter                    $0.70             $0.25
                2nd Quarter                     0.70              0.46
                3rd Quarter                     0.88              0.42
                4th Quarter                     0.75              0.52

                2002:                           HIGH               LOW
                                                ----               ---
                1st Quarter                    $0.32             $0.17
                2nd Quarter                     0.47              0.22
                3rd Quarter                     0.40              0.23
                4th Quarter                     0.60              0.17

        As of March 15, 2004, there were 551 holders of record of our common stock. This number does not include beneficial owners who may hold their shares in street name.

        We have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. In addition, the convertible loan agreements governing the 2008 Debentures and 2009 Debentures currently prohibit the payment of dividends by us without the prior written consent of the holders of such debentures.

        The closing sales price for our common stock on March 15, 2004 was $0.70, as reported by the OTC Bulletin Board.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

        The following selected historical financial information as of December 31, 2003 and 2002 and for each of the years ended December 31, 2003, 2002 and 2001, has been derived from and should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this report. The selected historical consolidated financial information as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 have been derived from our audited consolidated financial statements which are not included in this report. All dollar amounts below are expressed in thousands, except per share data.

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
----------------------------------------------

        The following is a summary of selected five-year consolidated financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999:

                                                                      YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------
                                                    2003          2002         2001         2000         1999
                                                 ----------    ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues.......................................  $    7,524    $    8,142   $    6,263   $    7,963   $   11,028
Income (loss) before income tax................         392           738         (272)      (2,916)      (3,255)
Net income (loss)..............................         392           877           55       (2,412)      (2,820)
Net income (loss) per share - basic............        0.03          0.06         0.00        (0.14)       (0.17)
Net income (loss) per share - diluted..........        0.02          0.04         0.00        (0.14)       (0.17)
Cash dividends per share.......................  $       --    $       --   $       --   $       --   $       --

BALANCE SHEET DATA:
Cash and cash equivalents......................  $    1,193    $    2,063   $      431   $      422   $    1,066
Working capital (deficiency)...................         177           336       (1,114)          78        1,172
Total assets...................................       5,485         5,589        3,417        5,141        9,147
Short-term debt................................         105            --           18           64           59
Long-term debt.................................       2,395         2,500        1,800        3,018        3,082
Stockholders' equity (deficit).................          41          (354)      (1,247)      (1,370)       2,437

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
---------------------------------------------

        The following is a summary of selected quarterly financial data for the years ended December 31, 2003, 2002 and 2001:

                                                                          QUARTER
                                                 ----------------------------------------------------------
                                                      1ST             2ND            3RD           4TH
                                                      ---             ---            ---           ---
FISCAL 2003:
Total Revenues.................................  $        2,058  $       1,724  $       1,773  $     1,969
Operating Income...............................             312             50             85           83
Net Income.....................................             242              2             32          116
Basic Earnings Per Common Share................  $         0.02  $        0.00  $        0.00  $      0.01
Diluted Earnings Per Common Share..............  $         0.01  $        0.00  $        0.00  $      0.01


                                                                          QUARTER
                                                 ----------------------------------------------------------
                                                      1ST             2ND            3RD           4TH
                                                      ---             ---            ---           ---
FISCAL 2002:
Total Revenues.................................  $        1,737  $       1,560  $       1,465  $     3,380
Operating Income (Loss)........................             119           (111)          (311)       1,209
Net Income (Loss)..............................              82           (148)          (355)       1,298
Basic Earnings (Loss) Per Common Share.........  $         0.01  $       (0.01) $       (0.02) $      0.08
Diluted Earnings (Loss) Per Common Share.......  $         0.01  $       (0.01) $       (0.02) $      0.06

                                                                          QUARTER
                                                 ----------------------------------------------------------
                                                      1ST             2ND            3RD           4TH
                                                      ---             ---            ---           ---
FISCAL 2001:
Total Revenues.................................  $        1,694  $       1,497  $       1,528  $     1,544
Operating Income (Loss)........................            (236)           629           (458)        (262)
Net Income (Loss)..............................             (98)           621           (495)          27
Basic and Diluted Earnings (Loss) Per
     Common Share..............................  $        (0.01) $        0.04  $       (0.03) $        --

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

2003 OVERVIEW
-------------

        We are a supplier of software products for the property and casualty insurance industry, supplying a wide range of professional services that support product customization, conversion from existing systems and data integration with other software or reporting agencies. We also offer on-going support services including incorporating recent insurance rate and rule changes in our solutions. These support services also include analyzing the changes, developments, quality assurance, documentation and distribution of insurance rate and rule changes.

        We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services. Total revenue in 2003 decreased to $7,524,000 from $8,142,000 in 2002 due to a decrease in license revenue, which was partially offset by increases in maintenance, professional services and ASP services revenue.

        The following is an overview of the key components of our revenue and other important financial data in 2003:

        SOFTWARE LICENSES. We signed no new customer licenses in 2003. Our license revenue in 2003 of $995,000 was from existing customers who chose to renew, add onto or extend their use of our software. The majority of the license revenue in 2002 was the result of a license renewal by one major customer. In 2002, we generated $2,180,000 in license revenue.

        MAINTENANCE. The increase in maintenance revenue, from $4,389,000 in 2002 to $4,470,000 in 2003, was mainly due to annual increases to existing customers.

        PROFESSIONAL SERVICES. The increase in professional services revenue, from $1,060,000 in 2002 to $1,457,000 in 2003, was a result of increased demand for customizations from our current customer base.

        ASP. ASP revenue increased from $513,000 in 2002 to $602,000 in 2003, due to an annual increase in an ASP agreement with an existing customer.

        INCOME BEFORE PROVISION FOR INCOME TAXES. Income before provision for income taxes decreased from $738,000 in 2002 to $392,000 in 2003 primarily due to reduction in license revenue.

        NET INCOME. Net income for 2003 decreased to $392,000 from $877,000 in 2002 as a result of a reduction in new license revenues and no income tax benefit in 2003. We generated $221,000 in positive cash flow from operations in 2003 and ended the period with $1,193,000 in cash and cash equivalents and $1,680,000 in accounts receivable.

        We face several challenges to growth in 2004 mainly in the marketing and selling of our products and services to new customers. In addition, there are risks related to customers' acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize. In response to these challenges, we are increasing our sales and marketing effort. Consequently, we anticipate incurring additional sales and marketing expense in advance of generating the corresponding revenue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

        The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:


                                                                                 YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                        2003               2002              2001
                                                                        ----               ----              ----
REVENUES:
         License                                                        13.2%              26.8%              3.9%
         Maintenance                                                    59.4               53.9              69.8
         Professional Services                                          19.4               13.0              19.9
         Applications Service Provider ("ASP") Services                  8.0                6.3               6.4
                                                                  ---------------    ---------------    ---------------
         TOTAL REVENUES                                                100.0              100.0             100.0
                                                                  ---------------    ---------------    ---------------

COST OF REVENUES:
         License                                                        11.5               17.4              21.2
         Maintenance                                                    35.7               27.7              41.3
         Professional Services                                           6.0                5.1              11.4
         ASP Services                                                    2.2                2.8               3.8
                                                                  ---------------    ---------------    ---------------
         TOTAL COST OF REVENUES                                         55.4               53.0              77.7
                                                                  ---------------    ---------------    ---------------
         DIRECT MARGIN                                                  44.6               47.0              22.3
                                                                  ---------------    ---------------    ---------------

OPERATING EXPENSES:
         Sales and Marketing                                            13.1               11.1              20.1
         General and Administrative                                     17.4               17.4              21.8
         Research and Development                                        7.1                7.4               6.6
         Provision for Doubtful Accounts                                  --                 --              (0.9)
                                                                  ---------------    ---------------    ---------------
         TOTAL OPERATING EXPENSES                                       37.6               35.9              47.6
                                                                  ---------------    ---------------    ---------------

         OPERATING INCOME (LOSS)                                         7.0               11.1             (25.3)
                                                                  ---------------    ---------------    ---------------

OTHER EXPENSE (INCOME):
         Interest Expense                                                2.7                2.0               4.2
         Interest Income                                                (0.2)              (0.0)             (0.2)
         Other Expense                                                   0.1                 --                --
         Other Income                                                   (0.8)                --             (25.0)
                                                                  ---------------    ---------------    ---------------
         TOTAL OTHER EXPENSE (INCOME)                                    1.8                2.0             (21.0)
                                                                  ---------------    ---------------    ---------------
         INCOME (LOSS) BEFORE INCOME TAX BENEFIT                         5.2                9.1              (4.3)
                                                                  ---------------    ---------------    ---------------

INCOME TAXES BENEFIT                                                      --                1.7               5.2
                                                                  ---------------    ---------------    ---------------
         NET INCOME (LOSS)                                               5.2%              10.8%              0.9%
                                                                  ---------------    ---------------    ---------------

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002
-----------------------------------------------------------------------

        Revenues
        --------

        Total revenues were $7,524,000 for the year ended December 31, 2003 compared to $8,142,000 for the year ended December 31, 2002. The reduction was mainly due to a decrease in license revenue. License fees were $995,000 for the year ended December 31, 2003 compared to $2,180,000 in the same period in 2002 as a result of a license renewal by a major customer in 2002. The majority of our software license revenue continues to be from existing customers. For the year ended December 31, 2003, maintenance revenues were $4,470,000 compared to $4,389,000 in the same period of the prior year. Professional services revenue contributed $1,457,000 for the year ended December 31, 2003 compared to $1,060,000 for the year ended December 31, 2002 as a result of increased demand for customization from our current customer base. ASP revenues were $602,000 for the year ended December 31, 2003 compared to $513,000 for the year ended December 31, 2002.

        Cost of revenues decreased by 3% to $4,170,000 for the year ended December 31, 2003 as compared to $4,317,000 for 2002 as a result of tighter controls over spending due to lower new software license revenue and productivity improvements. Non-cash capitalized software amortization was $522,000 for the year ended December 31, 2003 as compared to $830,000 in 2002. We capitalized software development costs of $1,027,000 in 2003 compared to $1,026,000 in 2002.

        Expenses
        --------

        RESEARCH AND DEVELOPMENT. Research and development expenses in 2003 were $533,000 compared to $600,000 for the year ended December 31, 2002. We are continuing to enhance the functionality of our products and to refine our processes in response to customer needs to maintain our competitive position.

        SALES AND MARKETING. Sales and marketing expenses increased to $984,000 in 2003 compared to $901,000 in 2002 due to an increase in our marketing and sales effort to improve the market share of our solution set.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $1,306,000 in 2003 compared to $1,418,000 for the year ended December 31, 2002 primarily due to savings from productivity efficiencies and cost controls.

        OTHER INCOME. We had other income of $62,000 for the year ended December 31, 2003 compared to none for the year ended December 31, 2002. In 2003, there was $48,000 related to a settlement in connection with funds held in a bank account under the name "Warner Insurance Services, Inc." and $14,000 in late fees collected from customers.

        PROVISION FOR DOUBTFUL ACCOUNTS. We had no provision for doubtful accounts in 2003.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001
-----------------------------------------------------------------------

        Revenues
        --------

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

        Expenses
        --------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        We have funded our operations primarily from cash flow from operations and the proceeds from our 2008 Debentures and 2009 Debentures.

        At December 31, 2003, we had cash and cash equivalents of $1,193,000 compared to cash and cash equivalents of $2,063,000 at December 31, 2002. The decrease in cash and cash equivalents is primarily attributable to the reduction in new license sales.

        The 2008 Debentures have an aggregate principal amount of $1,800,000, and the 2009 Debentures have an aggregate principal amount of $700,000. Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum. We made $200,000 of interest payments on the debentures during the year ended December 31, 2003, and we expect to make interest payments of approximately $198,000 during the year ending December 31, 2004. The 2008 Debentures and 2009 Debentures mature on July 1, 2008 and September 1, 2009, respectively, unless the debentures are earlier redeemed by us or the holder upon the occurrence of certain events specified in the debentures or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures.

        If the 2008 Debentures and 2009 Debentures are not sooner redeemed or converted, we will be required to pay, commencing on July 1, 2004 and July 1, 2005, respectively, monthly principal installments in the amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount. As of December 31, 2003, we were in compliance with the financial covenants set forth in the convertible loan agreements governing these debentures.

        At December 31, 2003, we had working capital of $177,000 compared to a working capital of $336,000 in 2002.

        At December 31, 2003, we had approximately $21,900,000 of federal net operating tax loss carryforwards expiring at various dates through 2023.

        We believe that our current cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs for at least the next twelve months. Material risks to cash flow from operations include delayed or reduced cash payments accompanying sales of new licenses or a decline in our services business. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. In addition, there can be no assurance that additional capital, if needed, will be available on reasonable terms, if at all, at such time as we require.

CONTRACTUAL OBLIGATIONS
-----------------------

        The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

                                                                      PAYMENTS DUE BY PERIOD
                                                                      ----------------------
                                                                      (Dollars in Thousands)
                                                        LESS                                                     MORE
                                                        THAN                                                     THAN
CONTRACTUAL OBLIGATIONS                     TOTAL      1 YEAR     YEAR 2      YEAR 3     YEAR 4      YEAR 5     5 YEARS
-----------------------------------------   -----      ------     ------      ------     ------      ------     -------
Operating Leases.........................    $593       $403       $190       $  --       $  --       $  --       $  --

8% Convertible Debentures due
  2008 - principal(1)....................   1,800        105        193         171         151       1,180          --

8% Convertible Debentures due
  2008 - interest(1).....................     527        142        127         113         100          45          --

8% Convertible Debentures due
  2009 - principal(1)....................     700         --         28          76          68          60         468

8% Convertible Debentures due
  2009 - interest(1).....................     270         56         55          50          45          40          24
                                           ------      ------     ------      ------     ------      ------     -------

Total..................................... $3,890       $706       $593        $410        $364      $1,325        $492
                                           ======      ======     ======      ======     ======      ======     =======

--------------------
(1) We issued 8% Convertible Debentures due 2008 with an aggregate principal amount of $1,800,000 and 8% Convertible Debentures due 2009 with an aggregate principal amount of $700,000. Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum. We made $200,000 of interest payments on the debentures during the year ended December 31, 2003, and we expect to make interest payments of approximately $198,000 during the year ending December 31, 2004. The 2008 Debentures and 2009 Debentures mature on July 1, 2008 and September 1, 2009, respectively, unless the debentures are earlier redeemed by us or the holder upon the occurrence of certain events specified in the debentures or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. Conversion of all of the outstanding debentures would result in the issuance of an aggregate of 8,333,333 shares of our common stock. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures. If the 2008 Debentures and 2009 Debentures are not sooner redeemed or converted, we will be required to pay, commencing on July 1, 2004 and July 1, 2005, respectively, monthly principal installments in the amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount.

OFF-BALANCE-SHEET ARRANGEMENTS
------------------------------

        As of December 31, 2003, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. In general, it is effective for periods ending on or after March 31, 2004. We believe that we have no unconsolidated variable interest entities that would be considered under the requirements of FIN 46.

        In April 2003, the FASB issued Statement of Financial Accounting Standards no. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which established standards for how an issuer classifies and measures certain financial instruments. SFAS 150 requires that an issuer classify certain financial instruments as liabilities (or assets in some circumstances) that were previously classified as equity. Financial instruments which embody an unconditional obligation requiring the issuer to redeem or repurchase it by the transfer of assets or by issuing a variable number of its equity shares must be classified as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

        We expect that the adoption of the new FASB statements will not have a significant impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

        The financial statements and supplementary data listed in Item 15(a)(1) and (2) of this report are included beginning on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

        None.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange
Act). Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in the our reports filed or submitted under the Exchange Act.

        There has been no change in the our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

        The information required by this Item regarding directors of the registrant will be included in the Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference.

        The information required by this Item concerning our Audit Committee financial expert will be included in the Proxy Statement and is incorporated herein by reference.

        The information required by this Item concerning our Code of Ethics and Business Conduct will be included in the Proxy Statement and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

        The following table sets forth certain information, as of March 30, 2004, regarding our executive officers:

        NAME                       AGE                POSITION
        ----                       ---                --------
        John W. Roblin              59     President and Chief Executive Officer

        Maryanne Z. Gallagher       42     Chief Operating Officer

        Frank R. Orzell             67     Senior Vice President

        Ann F. Massey               45     Chief Financial Officer


        The biographies of our executive officers are set forth below:

        JOHN W. ROBLIN has served as our President and Chief Executive Officer since December 1999 and as a director since March 2000. He was named Chairman of the Board of Directors in February 2001. Prior to joining us, Mr. Roblin was Chief Information Officer and Senior Vice President for CIGNA Property and Casualty, positions he held since 1998. From 1994 until 1998, he was Chief Information Officer and Senior Vice President for Advanta Corporation. Prior to 1994, he was the Chief Information Officer at Chubb & Son, USF&G and Traveler's Personal Lines Division.

        MARYANNE Z. GALLAGHER has served as our Chief Operating Officer since February 2001. Prior to that position, Ms. Gallagher served as our Senior Vice President since January 2000. From November 1998 until December 1999, Ms. Gallagher served as our Vice President - Customer Service. Ms. Gallagher joined us in 1990 and has held various development and support positions in our Classic division through 1998.

        FRANK R. ORZELL has served as our Senior Vice President since April 2002. Mr. Orzell served as our Chief Marketing Officer from March 2001 through April 2002. Mr. Orzell has served both as management consultant and executive with some of the world's leading insurance organizations. He participated in all aspects of information technology from concept to working result, from in-house development to software acquisition and outsourcing. From 1999 to 2000, Mr. Orzell was Vice President of ACE INA where he was responsible for the firm's global e-business initiatives. In 1999, Mr. Orzell served as Vice President, Specialty Systems for Cigna Property & Casualty Insurance. From 1998 to 1999, Mr. Orzell served as Vice President, Financial Services Consulting for The Concours Group. From 1996 to 1998, Mr. Orzell was Senior Vice President of Technology Solutions Company. Prior to 1996, he held various senior management positions with such consulting firms as Booz, Allen & Hamilton, CSC/Index and Coopers & Lybrand.

        ANN F. MASSEY has served as our Chief Financial Officer since February 2001, as our Secretary since April 1997 and as our Controller since March 1997. From March 1996 to March 1997, Ms. Massey served as our Assistant Treasurer. From 1994 until February 1996, Ms. Massey served as Assistant Controller for our insurance services division. Prior to 1994, Ms. Massey had served as our Accounting Manager.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

        The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

        The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

        The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
         --------------------------------------

        The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

        (a)     The following are filed as a part of this report.
                -------------------------------------------------

                (1)     Financial Statements
                        --------------------

                        Reference is made to the Index to Financial Statements on Page 34.

                (2)     Financial Statement Schedule
                        ----------------------------

                        II - Valuation and qualifying accounts..............F-22

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

*10(e)(3)       Employment Agreement, dated December 31, 2003, by and between the Registrant and John Roblin.

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

*23             Consent of Moore Stephens, P.C.

*31.1 Certification of John Roblin, President and Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Ann F. Massey, Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------------------------
*    Filed herewith

(b)     Reports on Form 8-K during the fourth quarter of 2003
        -----------------------------------------------------

        (1) On November 17, 2003, the Company furnished a Current Report on Form 8-K, under Item 12, attaching a press release reporting its financial results for the third quarter of 2003.


COVER-ALL TECHNOLOGIES INC.
-------------------------------------------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------

                                                                                                       Page
                                                                                                       ----

Independent Auditor's Report..................................................................         F-1

Consolidated Balance Sheets - December 31, 2003 and 2002......................................         F-2

Consolidated Statements of Operations - Years Ended December 31, 2003,
2002 and 2001.................................................................................         F-4

Consolidated Statements of Changes in Stockholders' Equity [Deficit] -
Years Ended December 31, 2003, 2002 and 2001..................................................         F-6

Consolidated Statements of Cash Flows - Years Ended December 31,
2003, 2002 and 2001...........................................................................         F-7

Notes to Consolidated Financial Statements....................................................         F-9

Financial Statement Schedule II -
Valuation and Qualifying Accounts.............................................................         F-22

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and the Board of Directors of Cover-All Technologies Inc.

We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and its subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity [deficit], and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements and the consolidated financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. and its subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is the responsibility of Cover-All Technologies Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," during 2002.




                                            MOORE STEPHENS, P. C.
                                            Certified Public Accountants.

New York, New York
February 27, 2004


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------


                                                                                                  DECEMBER 31,
                                                                                                  ------------
                                                                                          2 0 0 3               2 0 0 2
                                                                                          -------               -------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                                          $     1,193,173    $      2,063,411
   Accounts Receivable [Less Allowance for Doubtful Accounts
     of $25,000 in 2003 and 2002]                                                           1,680,082           1,021,873
   Other Receivables                                                                              309             240,672
   Prepaid Expenses                                                                           353,063             453,007
                                                                                      ---------------     ---------------

   TOTAL CURRENT ASSETS                                                                     3,226,627           3,778,963
                                                                                      ---------------     ---------------

PROPERTY AND EQUIPMENT - AT COST:
   Furniture, Fixtures and Equipment                                                        1,376,998           1,309,938
   Less: Accumulated Depreciation                                                          (1,245,631)         (1,156,338)
                                                                                      ---------------     ---------------

   PROPERTY AND EQUIPMENT - NET                                                               131,367             153,600
                                                                                      ---------------     ---------------

CAPITALIZED SOFTWARE [LESS ACCUMULATED AMORTIZATION OF
   $6,197,478 AND $5,675,257 IN 2003 AND 2002, RESPECTIVELY]                                1,903,470           1,398,333
                                                                                      ---------------     ---------------

DEFERRED FINANCING COSTS [NET OF ACCUMULATED AMORTIZATION OF
   $77,146 AND $42,673 IN 2003 AND 2002, RESPECTIVELY]                                        164,165             198,638
                                                                                      ---------------     ---------------

OTHER ASSETS                                                                                   59,335              59,335
                                                                                      ---------------     ---------------

   TOTAL ASSETS                                                                       $     5,484,964     $     5,588,869
                                                                                      ===============     ===============




See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------


                                                                                                  DECEMBER 31,
                                                                                                  ------------
                                                                                          2 0 0 3               2 0 0 2
                                                                                          -------               -------
LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]:
CURRENT LIABILITIES:
   Accounts Payable                                                                   $       122,146     $       276,618
   Income Taxes Payable                                                                            --              90,000
   Accrued Liabilities                                                                        375,546             723,688
   Convertible Debentures                                                                      99,484                  --
   Convertible Debenture - Related Party                                                        5,852                  --
   Unearned Revenue                                                                         2,446,280           2,352,462
                                                                                      ---------------     ---------------


   TOTAL CURRENT LIABILITIES                                                                3,049,308           3,442,768

LONG-TERM LIABILITIES:

   Convertible Debentures                                                                   2,300,516           2,400,000
   Convertible Debenture - Related Party                                                       94,148             100,000
                                                                                      ---------------     ---------------

   TOTAL LONG-TERM LIABILITIES                                                              2,394,664           2,500,000
                                                                                      ---------------     ---------------


   TOTAL LIABILITIES                                                                        5,443,972           5,942,768
                                                                                      ---------------     ---------------

COMMITMENTS AND CONTINGENCIES                                                                      --                  --
                                                                                      ---------------     ---------------

STOCKHOLDERS' EQUITY [DEFICIT]:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     17,846,218 and 17,835,718 Shares Issued and 15,346,218 and
     15,335,718 Shares Outstanding in 2003 and 2002, Respectively                             178,462             178,357

   Capital In Excess of Par Value                                                          26,150,447          26,147,517

   Accumulated Deficit                                                                    (25,584,917)        (25,976,773)

   Treasury Stock - At Cost - 2,500,000 Shares                                               (703,000)           (703,000)
                                                                                      ---------------     ---------------

   TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                                                        40,992            (353,899)
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]                               $     5,484,964     $     5,588,869
                                                                                      ===============     ===============




See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------


                                                                                     Y E A R S   E N D E D
                                                                     ----------------------------------------------------
                                                                                     D E C E M B E R   3 1,
                                                                     ----------------------------------------------------
                                                                         2 0 0 3             2 0 0 2            2 0 0 1
                                                                         -------             -------            -------
REVENUES:
   Licenses                                                          $       995,460    $      2,180,250  $       246,500
   Maintenance                                                             4,469,608           4,389,331        4,369,890
   Professional Services                                                   1,457,325           1,059,837        1,248,893
   Application Service Provider ["ASP"] Services                             601,627             512,674          397,664
                                                                     ---------------    ----------------  ---------------

   TOTAL REVENUES                                                          7,524,020           8,142,092        6,262,947
                                                                     ---------------    ----------------  ---------------

COSTS OF REVENUES:
   Licenses                                                                  863,680           1,421,895        1,324,399
   Maintenance                                                             2,688,232           2,255,119        2,588,438
   Professional Services                                                     448,970             415,063          711,809
   ASP Services                                                              169,576             225,068          238,358
                                                                     ---------------    ----------------  ---------------

   TOTAL COSTS OF REVENUES                                                 4,170,458           4,317,145        4,863,004
                                                                     ---------------    ----------------  ---------------

   DIRECT MARGIN                                                           3,353,562           3,824,947        1,399,943
                                                                     ---------------    ----------------  ---------------

OPERATING EXPENSES:
   Sales and Marketing                                                       984,121             901,166        1,264,285
   General and Administrative                                              1,306,123           1,417,800        1,365,821
   Research and Development                                                  532,922             599,580          413,364
   Provision for Doubtful Accounts                                                --                  --          (58,161)
                                                                     ---------------    ----------------  ---------------

   TOTAL OPERATING EXPENSES                                                2,823,166           2,918,546        2,985,309
                                                                     ---------------    ----------------  ---------------

   OPERATING INCOME [LOSS]                                                   530,396             906,401       (1,585,366)
                                                                     ---------------    ----------------  ---------------

OTHER EXPENSE [INCOME]:

   Interest Expense                                                          194,968             161,633          262,127
   Interest Expense - Related Party                                            8,000               8,000            4,099
   Interest Income                                                           (10,383)             (1,060)         (14,404)
   Other Expense                                                               8,014                  --               --
   Other Income                                                              (62,059)                 --       (1,565,127)
                                                                     ---------------    ----------------  ---------------


   TOTAL OTHER EXPENSE [INCOME]                                              138,540             168,573       (1,313,305)
                                                                     ---------------    ----------------  ---------------

   INCOME [LOSS] BEFORE INCOME TAX BENEFIT                                   391,856             737,828         (272,061)

INCOME TAX BENEFIT                                                                --             138,735          326,772
                                                                     ---------------    ----------------  ---------------

   NET INCOME                                                        $       391,856    $        876,563  $        54,711
                                                                     ===============    ================  ===============




See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------


                                                                                      Y E A R S   E N D E D
                                                                     ----------------------------------------------------
                                                                                     D E C E M B E R   3 1,
                                                                     ----------------------------------------------------
                                                                         2 0 0 3             2 0 0 2            2 0 0 1
                                                                         -------             -------            -------

BASIC EARNINGS PER COMMON SHARE                                      $           .03   $            .06   $            --
                                                                     ===============   ================   ===============

DILUTED EARNINGS PER COMMON SHARE                                    $           .02   $            .04   $            --
                                                                     ===============   ================   ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR BASIC EARNINGS PER
   COMMON SHARE                                                           15,341,000         15,336,000        15,246,000
                                                                     ===============   ================   ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR DILUTED EARNINGS PER
   COMMON SHARE                                                           24,246,000         23,733,000        15,246,000
                                                                     ===============   ================   ===============




See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------------------------------------------------


                                                                                                                 TOTAL
                                                                                                                 -----
                                                          CAPITAL IN                                         STOCKHOLDERS'
                                                          ----------                                         -------------
                                                           EXCESS OF        ACCUMULATED      TREASURY           EQUITY
                                                           ---------        -----------      --------           ------
                                         COMMON STOCK      PAR VALUE          DEFICIT          STOCK           [DEFICIT]
                                         ------------      ---------          -------          -----            -------
BALANCE AT DECEMBER 31, 2000             $   176,812   $    26,064,149  $   (26,908,047) $      (703,000) $    (1,370,086)

   Issuance of 154,546 Shares of
     Common Stock [See
     Note 10]                                  1,545            66,455               --               --           68,000
   Net Income                                     --                --           54,711               --           54,711
                                         -----------   ---------------  ---------------  ---------------  ---------------

BALANCE AT DECEMBER 31, 2001                 178,357        26,130,604      (26,853,336)        (703,000)      (1,247,375)

   Issuance of 128,572 Warrants
     [See Note 10]                                --            16,913               --               --           16,913
   Net Income                                     --                --          876,563               --          876,563
                                         -----------   ---------------  ---------------  ---------------  ---------------

BALANCE AT DECEMBER 31, 2002                 178,357        26,147,517      (25,976,773)        (703,000)        (353,899)

   Exercise of 10,500 Stock
     Options                                     105             2,930               --               --            3,035
   Net Income                                     --                --          391,856               --          391,856
                                         -----------   ---------------  ---------------  ---------------  ---------------

BALANCE AT DECEMBER 31, 2003             $   178,462   $    26,150,447  $   (25,584,917) $      (703,000) $        40,992
                                         ===========   ===============  ===============  ===============  ===============




See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------


                                                                                     Y E A R S   E N D E D
                                                                     ----------------------------------------------------
                                                                                     D E C E M B E R   3 1,
                                                                     ----------------------------------------------------
                                                                         2 0 0 3             2 0 0 2            2 0 0 1
                                                                         -------             -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from Continuing Operations                                 $       391,856    $        876,563  $        54,711
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
     Depreciation                                                             89,293             101,370          146,400
     Amortization of Capitalized Software                                    522,221             830,645          860,801
     Amortization of Deferred Financing Costs                                 34,473              29,309           13,364
     Gain on Extinguishment of Convertible Debentures                             --                  --       (1,340,000)
     Provision for Uncollectible Accounts                                         --                  --          (58,161)
     Non-Cash Financing Cost                                                      --              16,913               --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                                  (658,209)            (14,678)       1,664,262
       Prepaid Expenses                                                       99,944            (146,008)         (55,727)
       Other Receivable                                                      240,363            (235,572)         279,899

     Increase [Decrease] in:
       Accounts Payable                                                     (154,472)           (305,904)        (440,794)
       Taxes Payable                                                         (90,000)             90,000               --
       Accrued Liabilities                                                  (348,142)            281,164         (174,456)
       Unearned Revenue                                                       93,818             531,241           32,897
                                                                     ---------------    ----------------  ---------------

   NET CASH PROVIDED FROM CONTINUING OPERATING
     ACTIVITIES                                                              221,145           2,055,043          983,196
                                                                     ---------------    ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                                      (67,060)            (23,816)         (65,267)
   Capitalized Software Expenditures                                      (1,027,358)         (1,026,160)        (865,798)
                                                                     ---------------    ----------------  ---------------

   NET CASH [USED FOR] INVESTING ACTIVITIES                               (1,094,418)         (1,049,976)        (931,065)
                                                                     ---------------    ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Convertible Debentures                                           --             700,000        1,800,000
   Payment on Convertible Debentures                                              --                  --       (1,660,000)
   Deferred Financing Costs                                                       --             (54,221)        (187,090)
   Net Proceeds from the Issuance of Common Stock                                 --                  --           68,000
   Principal Payments on Capital Lease                                            --             (17,980)         (64,434)
   Proceeds from Exercise of Stock Options                                     3,035                  --               --
                                                                     ---------------    ----------------  ---------------

   NET CASH PROVIDED FROM [USED FOR]
     FINANCING ACTIVITIES                                                      3,035             627,799          (43,524)
                                                                     ---------------    ----------------  ---------------

   CHANGE IN CASH AND CASH EQUIVALENTS - FORWARD                     $      (870,238)   $      1,632,866  $         8,607




See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------


                                                                                     Y E A R S   E N D E D
                                                                     ----------------------------------------------------
                                                                                     D E C E M B E R   3 1,
                                                                     ----------------------------------------------------
                                                                         2 0 0 3             2 0 0 2            2 0 0 1
                                                                         -------             -------            -------
   CHANGE IN CASH AND CASH EQUIVALENTS - FORWARDED                   $      (870,238)   $      1,632,866  $         8,607

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                             2,063,411             430,545          421,938
                                                                     ---------------    ----------------  ---------------

   CASH AND CASH EQUIVALENTS - END OF YEARS                          $     1,193,173    $      2,063,411  $       430,545
                                                                     ===============    ================  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                        $       194,968    $        161,633  $       262,127
     Interest - Related Party                                        $         8,000    $          8,000  $         4,099
     Income Taxes                                                    $        79,900    $             --  $            --




See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - Cover-All Technologies Inc., through its wholly-owned subsidiary, Cover-All Systems, Inc., licenses and maintains its software products for the property/casualty insurance industry throughout the United States and Puerto Rico. The subsidiary also provides professional consulting services to its customers interested in customizing their software.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Cover-All Technologies Inc. and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated.

USE OF ESTIMATES - Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION - Our revenues are recognized in accordance with SOP 97-2, "Software Revenue Recognition" ["SOP 97-2"], as amended by SOP 98-4, "Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." Revenue from the sale of software licenses is recognized when standardized software modules are delivered to and accepted by the customer, the fee is fixed or determinable and collectibility is probable. Revenue from software maintenance contracts and ASP services are recognized ratably over the lives of the contracts. Revenue from professional services is recognized when the service is provided.

CASH AND CASH EQUIVALENTS - We consider all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

We had $1,002,000 invested in a money market fund at December 31, 2003 with Wachovia Capital Markets, LLC. The money market fund invests in certificates of deposit, banker's acceptances, commercial paper, U.S. treasury notes, bank notes, short-term corporate debt securities and repurchase agreements backed by such obligations.

We had $1,598,000 of repurchase agreements at December 31, 2002, with Wachovia Bank, N.A. The repurchase agreements are collateralized by at least an equal amount of U.S. Treasury securities or U.S. Government agency securities. These agreements are usually placed on an overnight basis.

RISK CONCENTRATIONS - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments. The amount of cash beyond insured amounts at December 31, 2003 and 2002 was approximately $1,101,800 and $1,972,100, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers, principally major insurance companies, who are dispersed across many geographic regions. As of December 31, 2003, six customers accounted for approximately 54% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

We generally do not require collateral for our financial instruments, other than repurchase agreements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------


[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]


OTHER CONCENTRATIONS - We rely on a third party supplier for our claims management solutions in our product line. The loss of this supplier could materially adversely affect our business, operating results and financial condition. We are in the process of identifying other suppliers to decrease our reliance on our current sole supplier for claims management solutions. We may not find any additional suppliers for our claims management solutions in our product line.


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

PROPERTY AND EQUIPMENT - Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets. Depreciation expense in 2003, 2002 and 2001 was $89,293, $101,370 and $146,400, respectively.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported in the statement of operations.

CAPITALIZED SOFTWARE - Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. As we have completed software development concurrently with the establishment of technological feasibility, we have commenced capitalizing these costs. Software development costs are our only research and development expenditures. During 2003, 2002 and 2001, qualifying software development costs of $1,027,358, $1,026,160 and $865,798, respectively, were capitalized and are being amortized over a three-year period at the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product. Amortization expense in 2003, 2002 and 2001 was $522,221, $830,645 and $860,801,
respectively. At each balance sheet date, the unamortized capitalized costs of each computer software product are compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

ADVERTISING EXPENSE - We expense advertising costs as incurred. Advertising expense in 2003, 2002 and 2001 was $150,539, $83,203 and $219,081, respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------


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


The dilutive effect of convertible debt is reflected in diluted earnings per share by the application of the if-converted method. Our convertible debt does not affect the income [loss] per share calculation for 2001 because it would be antidilutive for that year [See Note 6]. The convertible debt could potentially dilute basic earnings per share in future periods.

STOCK-BASED COMPENSATION - We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" [APB No. 25] with regard to the accounting for our employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. We apply the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123," to non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 148 to employee stock-based compensation.

[2] RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ["FASB"] issued FASB Interpretation No- 46 ["FIN 46"], "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. "FIN 46 was revised in December 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. In general it is effective for periods ending on or after March 31, 2004. We believe that we have no unconsolidated variable interest entities that would be considered under the requirements of FIN 46.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------


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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which established standards for how an issuer classifies and measures certain financial instruments. SFAS 150 requires that an issuer classify certain financial instruments as liabilities (or assets in some circumstance) that were previously classified as equity. Financial instruments which embody an unconditional obligation requiring the issuer to redeem or repurchase it by the transfer of assets or by issuing a variable number of its equity shares must be classified as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

Rent expense was $331,313, $323,778 and $320,561 for the years ended December 31, 2003, 2002 and 2001, respectively.

Our future minimum rental commitments under the noncancellable operating lease in effect at December 31, 2003 were as follows: year ending 2004 -- $334,879; 2005 -- $139,533; thereafter -- none.

EMPLOYMENT CONTRACTS - We have an employment contract with one of our executives with an expiration date of December 31, 2006. This contract may be renewed by the consent of both parties for an additional one year period. The aggregate commitment for future salary at December 31, 2003 was approximately $900,000. In accordance with a previous contract, the executive was issued 25,000 shares of our common stock in January 2000.

RELATED PARTY TRANSACTIONS - In 2003, 2002 and 2001, we paid Mark Johnston, our former chairman, total consulting fees plus expenses of approximately $-0-, $-0-and $100,000, respectively.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------


[4] INCOME TAXES

An analysis of the components of the income tax [provision] benefit is as follows:

                                                                                  Y E A R S  E N D E D
                                                                     -----------------------------------------------
                                                                                  D E C E M B E R  31,
                                                                     -----------------------------------------------
                                                                        2 0 0 3          2 0 0 2          2 0 0 1
                                                                        -------          -------          -------
Current:
   Federal                                                           $          --   $          --   $            --
   State                                                                        --         (90,000)               --
                                                                     -------------   -------------   ---------------

   Totals                                                                       --         (90,000)               --
                                                                     -------------   -------------   ---------------

Deferred:
   Federal                                                                      --              --                --
   State                                                                        --         228,735           326,772
                                                                     -------------   -------------   ---------------

   Totals                                                                       --         228,735           326,772
                                                                     -------------   -------------   ---------------

   NET BENEFIT                                                       $          --   $     138,735   $       326,772
   -----------                                                       =============   =============   ===============

During 2002 and 2001, we availed ourself of a program offered by the State of New Jersey whereby we sold state net operating losses of $2,921,267 and $4,173,333 for $228,735 and $326,772, respectively. As of December 31, 2002, the amount due to us under the program was $228,735 which is classified with other receivables and was collected in January 2003. We did not qualify for the program in 2003 due to achieving profitability in 2002.

The income [tax] benefit for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                                  Y E A R S  E N D E D
                                                                   -------------------------------------------------
                                                                                  D E C E M B E R  31,
                                                                   -------------------------------------------------
                                                                        2 0 0 3          2 0 0 2          2 0 0 1
                                                                        -------          -------          -------

Computed Federal Statutory [Tax] Benefit                           $      (133,000) $     (295,000)  $       109,000
Valuation Allowance to Reduce Deferred Tax Asset                                --              --          (109,000)
Tax Benefit of Federal Net Operating Loss Carryforward                     133,000         205,000                --
Sale of State Net Operating Loss Carryforward                                   --         228,735           326,772
                                                                   ---------------  --------------   ---------------
   ACTUAL BENEFIT                                                  $            --  $      138,735   $       326,772
   --------------                                                  ===============  ==============   ===============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------


[4] INCOME TAXES [CONTINUED]

The components of the net deferred tax asset and liability were as follows:

                                                         Years Ended
                                                         -----------
                                                         December 31,
                                                         ------------
                                                    2 0 0 3          2 0 0 2
                                                    -------          -------
Deferred Tax Assets - Current:
   Accounts Receivable Allowance              $         10,000  $        10,000
   Vacation Accrual                                         --           10,000
   Valuation Allowance                                 (10,000)         (20,000)
                                              ----------------  ---------------

   CURRENT DEFERRED TAX ASSET                 $             --  $            --
   --------------------------                 ================  ===============

Deferred Tax Asset [Liability] - Long-Term:
   Net Operating Loss Carryforward            $      8,660,000  $     9,350,000
   Stock Options                                        80,000           80,000
   Capitalized Software                               (760,000)        (560,000)
   Depreciation and Amortization                        15,000           15,000
   Valuation Allowance                              (7,995,000)      (8,885,000)
                                              ----------------  ---------------

   LONG-TERM DEFERRED TAX ASSET               $             --  $            --
   ----------------------------               ================  ===============

The net change during 2003 and 2002 in the total valuation allowance is $(900,000) and $(1,515,000), respectively.

At December 31, 2003, we had approximately $21,900,000 of federal net operating tax loss carryforwards expiring at various dates through 2023. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time, including the stock which may be issued related to our outstanding convertible debentures [See Note 8] and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

[5] STOCK OPTION AND STOCK PURCHASE PLANS

In March 1995, we adopted the 1995 Employee Stock Option Plan, which was amended in April 1997 and June 2000. Options for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees at an exercise price determined by the Board of Directors on the date of grant. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years. At December 31, 2003, 2002 and 2001, 1,763,025, 2,321,025 and
2,340,525 shares, respectively, were available for grant under the 1995 Employee Stock Option Plan.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------


[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]


On November 15, 1994, we adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees ["non-employee directors"]. The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000. Each non-employee director who is serving on a "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At December 31, 2003, 2002 and 2001, 750,000, 750,000 and 740,000 shares, respectively, were available for grant under the 1994 Stock Option Plan for Independent Directors.

In October 1994, we adopted the 1994 Non-Qualified Stock Option Plan for Consultants. Options for the purchase of up to 200,000 shares may be granted by the Board of Directors to any individual who has entered into a written consulting contract with us. The non-qualified stock options will have up to a 5 year term from date of grant and will be exercisable at a price and time as determined by the Board of Directors on the date of grant. At December 31, 2003, 2002 and 2001, 105,000, 105,000 and 105,000 shares, respectively, were available for grant under the 1994 Non-Qualified Stock Option Plan for Consultants.


A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

                                                        Exercise         Weighted-Average
                                                        --------         ----------------
                                                          Price              Remaining           Weighted-Average
                                                          -----              ---------           ----------------
                                        Shares          Per Share        Contractual Life         Exercise Price
                                        ------          ---------        ----------------         --------------
Balance, December 31, 2000              1,487,000     $   .63 - 5.00         2.2 Years            $      1.34

   Granted                                949,000         .23 -  .34         4.1 Years                    .32
   Exercised                                   --                 --                                       --
   Canceled                               (64,250)        .63 - 1.94                                     1.22
   Expired                                (25,000)       4.50 - 5.00                                     4.60


Balance, December 31, 2001              2,346,750     $   .23 - 4.00        2.30 Years            $       .90

   Granted                                195,000         .27 -  .29        2.3 Years                     .27
   Canceled                               (50,500)        .23 -  .63                                      .39
   Expired                               (135,000)        .32 - 2.13                                     1.14


Balance, December 31, 2002              2,356,250     $   .23 - 4.00        2.3 Years             $       .84

   Granted                                843,000         .34 -  .60        4.4 Years                     .51
   Exercised                              (10,500)        .27 -  .29                                      .29
   Canceled                               (18,750)        .29 -  .63                                      .54
   Expired                               (266,250)        .32 - 1.25                                      .84

Balance, December 31, 2003              2,903,750     $   .27 - 4.00        2.4 Years             $       .75

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------


[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

The options granted during 2003 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          Number         Weighted-Average       Weighted-Average
                                                          ------         ----------------       ----------------
                                                          Granted         Exercise Price           Fair Value
                                                          -------         --------------           ----------
Exercise Price at Stock Price                                 843,000      $         .51           $       .32
                                                      ===============      =============           ===========

The options granted during 2002 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          Number         Weighted-Average       Weighted-Average
                                                          ------         ----------------       ----------------
                                                          Granted         Exercise Price           Fair Value
                                                          -------         --------------           ----------

Exercise Price at Stock Price                                 195,000      $         .27           $       .15
                                                      ===============      =============           ===========

The options granted during 2001 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          Number         Weighted-Average       Weighted-Average
                                                          ------         ----------------       ----------------
                                                          Granted         Exercise Price           Fair Value
                                                          -------         --------------           ----------

Exercise Price at Stock Price                                 949,000      $         .32           $       .20
                                                      ===============      =============           ===========

Exercisable options at December 31, 2003, 2002 and 2001 were as follows:

                                                Number of                      Weighted-Average
                                                ---------                      ----------------
December 31,                               Exercisable Options                  Exercise Price
------------                               -------------------                  --------------

      2003                                        2,049,780                      $         .86
      2002                                        1,888,740                      $         .97
      2001                                        1,635,575                      $        1.13

The following table summarizes information about stock options at December 31, 2003:

                                                                                               Exercisable
                                                                                               -----------
                                            Outstanding Stock Options                         Stock Options
                     -------------------------------------------------------------  -------------------------------
                                         Weighted-Average
                                         ----------------
      Range of                               Remaining            Weighted-Average                 Weighted-Average
      --------                               ---------            ----------------                 ----------------
   Exercise Prices        Shares         Contractual Life          Exercise Price        Shares     Exercise Price
   ---------------        ------         ----------------          --------------        ------     --------------

   $  .23 - $  .34        1,187,750           2.3 Years              $       .32          990,360    $       .32
   $  .46 - $  .53          570,000           4.8 Years              $       .53            1,700    $       .46
   $  .60 - $ 1.13          258,000           2.3 Years              $       .85          169,720    $       .99
   $ 1.25 - $ 1.25          688,000           1.1 Years              $      1.25          688,000    $      1.25
   $ 2.00 - $ 2.00          195,000           1.2 Years              $      2.00          195,000    $      2.00
   $ 4.00 - $ 4.00            5,000           2.2 YEARS              $      4.00            5,000    $      4.00
                     --------------       -------------              -----------    -------------    -----------

                          2,903,750           2.4 Years              $       .75        2,049,780    $       .86
                     ==============       =============              ===========    =============    ===========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------


[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for our stock option plans. The exercise price for all stock options issued during 2003, 2002 and 2001 were equal to or greater than the market price of our stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock-based compensation plans for fiscal years 2003, 2002 and 2001.

There are 768,572 warrants outstanding at December 31, 2003. The exercise price for all the warrants issued and outstanding as of December 31, 2003 were equal to or greater than the market price of our stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

                                          Outstanding         Exercise      Weighted-Average
                                          -----------         --------      ----------------
                                         and Exercisable       Price            Remaining         Weighted-Average
                                         ---------------       -----            ---------         ----------------
                                            Warrants        Per Warrant      Contractual Life       Exercise Price
                                            --------        -----------      ----------------       --------------

  Balance, December 31, 2002                 768,572        $ .22 - .62         2.80 Years            $     0.56

  Granted                                         --                                                          --
                                        ------------                                                  ----------

    BALANCE, DECEMBER 31, 2003               768,572        $ .22 - .62         1.80 Years            $     0.56
    --------------------------          ============                                                  ===========

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $.32, $.15 and $.20 during 2003, 2002 and 2001, respectively.

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

                                                   D e c e m b e r  3 1,
                                            ------------------------------------
                                            2 0 0 3      2 0 0 2      2 0 0 1
                                            -------      -------      -------

Risk-Free Interest Rate                      3.00%        3.00%       3.00%
Expected Life                                4.0 Years    3.0 Years   4.0 Years
Expected Volatility                          79%          81%         86%
Expected Dividends                           None         None        None

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------


[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

The pro forma amounts are indicated below [in thousands, except per share amounts]:

                                                                              Y e a r s  e n d e d
                                                                       ------------------------------------
                                                                               D e c e m b e r  31,
                                                                       ------------------------------------
                                                                        2 0 0 3      2 0 0 2       2 0 0 1
                                                                        -------      -------       -------
Net Income as Reported                                                 $     392    $     877    $      55
Deduct: Amount by which Stock-Based Employee
 Compensation as Determined under Fair Value
  Based Method for all Awards Exceeds the Compensation
   as Determined under the Intrinsic Value Method                      $      37    $      18    $     180
Pro Forma Net Income [Loss]                                            $     355    $     859    $    (125)
Basic Earnings Per Share as Reported                                   $     .03    $     .06    $      --
Pro Forma Basic Earnings [Loss] Per Share                              $     .02    $     .04    $    (.01)

[6] BASIC EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ["EPS"] computations.

                                                                        2 0 0 3        2 0 0 2        2 0 0 1
                                                                        -------        -------        -------
Numerator:
   Net Income                                                         $    391,856  $    876,563   $     54,711
Effect of Dilutive Securities:
   Interest Reversal Convertible Debentures [Net of Tax]                   120,000       120,000             --
   Incentive Bonus Adjustment [Net of Tax Benefit]                              --       (12,000)            --
                                                                      ------------  ------------   ------------

   NUMERATOR FOR DILUTED EARNINGS PER COMMON SHARE                    $    511,856  $    984,563   $     54,711
   -----------------------------------------------                    ============  ============   ============

Denominator:

   Weighted Average Number of Common Shares
     Outstanding for Basic Earnings Per Common Share                    15,341,000    15,336,000     15,246,000

Effect of Dilutive Securities:
   Exercise of Options                                                     495,250        26,500         18,226
   Exercise of Warrants                                                     76,250        37,000             --
   Conversion of Convertible Debentures                                  8,333,500     8,333,500             --
                                                                      ------------  ------------   ------------

   DENOMINATOR FOR DILUTED EARNINGS PER
   ------------------------------------
     COMMON SHARE                                                       24,246,000    23,733,000     15,264,226
     ------------                                                     ============  ============   ============

BASIC EARNINGS PER COMMON SHARE                                       $        .03  $        .06   $         --
-------------------------------                                       ============  ============   ============

DILUTED EARNINGS PER COMMON SHARE                                     $        .02  $        .04   $         --
---------------------------------                                     ============  ============   ============

Equity instruments that may dilute earnings per share in the future are listed in Note 5.

Options to purchase 1,146,000 shares of common stock at prices ranging from $.60 to $4.00 per share were outstanding at December 31, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------


[7] SUPPLEMENTAL DATA

Accrued liabilities consist of the following:

                                                                                       Years ended
                                                                                       -----------
                                                                                       December 31,
                                                                                       ------------
                                                                                2 0 0 3           2 0 0 2
                                                                                -------           -------
Accrued Payroll, Benefits, Temporary Help and Consulting                     $       54,568    $     464,614
Accrued Professional Fees                                                           195,043          204,552
Other                                                                               125,935           54,522
                                                                             --------------    -------------

   TOTALS                                                                    $      375,546    $     723,688
   ------                                                                    ==============    =============

[8] CONVERTIBLE DEBENTURES

On March 31, 1997, we sold $3,000,000 of 12.5% Convertible Debentures due March 2002 [the "1997 Debentures"] to an institutional investor. The 1997 Debentures were sold at face value, pay interest quarterly and were convertible, in whole or in part, into shares of our common stock at $1.25 per share, subject to adjustment.

On June 28, 2001, we raised $1,800,000 through a private placement of 8.00% convertible debentures due 2008 [the "2008 Debentures"] with investors headed by the Renaissance Capital Group, Inc. of Dallas, Texas pursuant to Convertible Loan Agreements entered to with each of the investors. An aggregate of $1,400,000 was sold to the Renaissance US Growth and Income Trust PLC (traded on the London Stock Exchange) and BFS US Special Opportunities Trust PLC, which are managed by Renaissance. Also, an aggregate of $400,000 was sold to three other private investors including John Roblin, our Chairman of the Board, President and Chief Executive Officer. The related financing costs incurred of $187,090 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt.

Immediately upon receipt of the funds, we used $1,660,000 of the proceeds to fully settle the remaining principal amount of the 1997 Debentures. We recognized a gain on the extinguishment of debt of $1,340,000 in June 2001 [See
Note 12]. The balance of the funds raised from the transaction were used for working capital purposes. The 2008 Debentures are convertible into shares of our common stock, initially at $0.50 per share, subject to adjustment in accordance with the terms of the parties' respective loan agreements.

As of September 30, 2001 and December 31, 2001, we were not in compliance with the financial covenants of the Convertible Loan Agreements. On September 30, 2001, we received limited waivers to the Convertible Loan Agreements under which the holders waived our non-compliance that existed up through and including September 30, 2001 under the financial covenant in the Convertible Loan Agreements. On December 31, 2001, we received a similar waiver to the Convertible Loan Agreements which the holders waived our non-compliance that existed up through and including December 31, 2001.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------


[8] CONVERTIBLE DEBENTURES [CONTINUED]

In March 2002, the holders under the Convertible Loan Agreements agreed to amend one of the financial covenants for the quarters ending March 31, June 30 and September 30, 2002. As consideration for such amendments, we issued to such holders an aggregate of 128,572 warrants to purchase such number of shares of our common stock at an exercise price of $0.22 per share. The warrants expire in 2007 and became exercisable in equal monthly installments on each of March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The $16,913 estimated fair market value of the warrants have been charged to deferred financing costs and will be amortized over the amendment period.


On August 21, 2002, we, by amendment to the 2001 Debentures, raised an additional $700,000 through the sale of 8.00% convertible debentures due 2009 [the "2009 Debentures"] to Renaissance US Growth and Income Trust PLC and BFS US Special Opportunities Trust PLC. The funds raised from the transaction were used for working capital purposes. The 2009 Debentures are convertible into shares of our common stock initially at $0.30 per share, subject to adjustment. The related financing costs incurred of $54,220 in connection with establishing the 2009 Debentures have been deferred and are being amortized over the life of the debt. The Convertible Loan Agreements currently prohibit the payment of dividends without written consent of the holders.

The issuance of the 2009 Debentures caused a reduction in the conversion price of the 2008 Debentures from $0.50 per share to $0.30 per share.

The 2008 Debentures and 2009 Debentures mature on July 1, 2008 and September 1, 2009, respectively, unless the debentures are earlier redeemed by us or the holder upon the occurrence of certain events specified in the debentures or converted into shares of our common stock at the holder's option.

We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures.

If the 2008 Debentures and 2009 Debentures are not sooner redeemed or converted, we will be required to pay, commencing on July 1, 2004 and July 1, 2005, respectively, monthly principal installments in the amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount.

As of December 31, 2003, we were in compliance with the financial covenants of the Convertible Loan Agreements.

Principal payments due on the convertible debentures are as follows:

2004                                                          $      105,336
2005                                                                 220,122
2006                                                                 247,061
2007                                                                 218,991
2008                                                               1,240,210
Thereafter                                                           468,280
                                                               -------------

   TOTAL                                                       $   2,500,000
   -----                                                       =============

[9] 401(K) PLAN

After completing a year of service and working 1,000 hours, employees age 21 and over are eligible to participate in our Tax Saver 401(k) Salary Reduction Plan. Employees can save a percentage of pay on a pre-tax basis to an annual maximum of $12,000 for the year ended December 31, 2003. We match $.50 for each $1.00 of the first 5% of pay employees elect to defer. Expenses associated with this plan in 2003, 2002 and 2001 were approximately $61,700, $56,400 and $43,800, respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------


[10] STOCKHOLDERS' EQUITY [DEFICIT]

During 2002, we issued an aggregate of 128,572 warrants to purchase such number of shares of our common stock in exchange for an amendment to the convertible loan agreements governing our 2008 Debentures pursuant to which one of the financial covenants was amended for the quarters ending March 31, June 30 and September 30, 2002 [See Note 8]. The $16,913 estimated fair market value of the warrants have been charged to deferred financing costs and capital in excess of par value.

During 2001, we issued 154,546 shares of our common stock in exchange for services rendered in connection with the debt restructuring described in Note 8. The cost of $68,000 for the services have been included in deferred financing costs, and capital in excess of par value has been increased by $66,455, representing the excess of the cost of the services over the par value of the common stock issued.

[11] FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of our cash and cash equivalents, trade receivables and accounts payables and accrued expenses, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities. Management estimates that the carrying amount of our convertible debentures, based on current rates and terms at which we could borrow funds, is approximately $2,500,000 at December 31, 2003 and 2002.

[12] RECLASSIFICATION OF EXTRAORDINARY GAIN IN 2001

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

[13] SEGMENT INFORMATION

As of January 1, 2003, we merged the management teams and infrastructures of our two business units, Classic and TAS 2000, into one comprehensive unit. As a result, we will no longer separately assess the performance of these products.

[14] MAJOR CUSTOMERS

For the year ended December 31, 2003, sales to one customer amounted to approximately 11% of revenues. For the years ended December 31, 2002 and 2001, sales to another individual customer amounted to approximately 30% and 11%, respectively.


                               . . . . . . . . . .

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------


                                               Balance at
                                               ----------
                                                Beginning                                            Balance at
                                                ---------                                            ----------
                                                of Period        Additions        Deductions       End of Period
                                                ---------        ---------        ----------       -------------
Accumulated amortization of
   capitalized software and
   software license:

   Year Ended December 31, 2003              $    5,675,257    $    522,221      $         --      $    6,197,478

   Year Ended December 31, 2002              $    4,844,612    $    830,645      $         --      $    5,675,257

   Year Ended December 31, 2001              $    3,983,811    $    860,801      $         --      $    4,844,612

Allowance for Doubtful Accounts:

   Year Ended December 31, 2003              $       25,000    $         --      $         --      $       25,000

   Year Ended December 31, 2002              $       25,000    $         --      $         --      $       25,000

   Year Ended December 31, 2001              $    1,805,168    $    (58,161)     $  1,722,007      $       25,000


                                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COVER-ALL TECHNOLOGIES INC.


Date:  March 29, 2004                       By:  /s/ John Roblin
                                                 -----------------------------------------------------------
                                                 John Roblin
                                                 Chairman of the Board of Directors, President and Chief
                                                 Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                SIGNATURES                                    TITLE                          DATE
                ----------                                    -----                          ----

/s/ John Roblin                              Chairman of the Board, President and       March 29, 2004
-----------------------------------          Chief Executive Officer
John Roblin                                  (Principal Executive Officer)


/s/ Ann F. Massey                            Chief Financial Officer, Controller and    March 29, 2004
-----------------------------------          Secretary (Principal Financial Officer
Ann F. Massey                                and Principal Accounting Officer)


/s/ Russell Cleveland                        Director                                   March 29, 2004
-----------------------------------
Russell Cleveland


/s/ Earl Gallegos                            Director                                   March 29, 2004
-----------------------------------
Earl Gallegos


/s/ Mark D. Johnston                         Director                                   March 29, 2004
-----------------------------------
Mark D. Johnston


/s/ Robert A. Marshall                       Director                                   March 29, 2004
-----------------------------------
Robert A. Marshall

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------

10(e)(3) Employment Agreement, dated December 31, 2003, by and between the Registrant and John Roblin.

23                Consent of Moore Stephens, P.C.

31.1 Certification of John Roblin, President and Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Ann F. Massey, Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.