Form 10-Q
period 2004-03-31
COVER ALL TECHNOLOGIES INC
filed 2004-05-12
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


     (MARK ONE)
     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 2004 or

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ___________


Commission File Number:              0-13124
                         ---------------------------------


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 3, 2004, the registrant had 15,367,968 shares of common stock, par value $.01 per share, outstanding.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004
--------------------------------------------------------------------------------


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
         and December 31, 2003 (Audited)...................................   3

         Consolidated Statements of Operations for the three
         months ended March 31, 2004 and 2003 (Unaudited)..................   5

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2004 and 2003 (Unaudited)..................   6

         Notes to Consolidated Financial Statements (Unaudited)............   7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................  11

ITEM 3.  Qualitative and Quantitative Disclosures
         About Market Risk.................................................  15

ITEM 4.  Controls and Procedures...........................................  15

PART II: OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K..................................  16

SIGNATURES    .............................................................  17




                               . . . . . . . . . .

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                    MARCH 31,     DECEMBER 31,
                                                      2004            2003
                                                  ------------    ------------
                                                   (UNAUDITED)      (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents....................  $  1,100,930    $  1,193,173
   Accounts Receivable (Less Allowance for
      Doubtful Accounts of $25,000 and $25,000
      in 2004 and 2003, respectively)...........     1,280,667       1,680,082
   Other Receivable.............................           309             309
   Prepaid Expenses.............................       363,619         353,063
                                                  ------------    ------------

   Total Current Assets.........................     2,745,525       3,226,627
                                                  ------------    ------------

Property and Equipment - At Cost:
  Furniture, Fixtures and Equipment.............     1,383,499       1,376,998
  Less:  Accumulated Depreciation...............    (1,269,149)     (1,245,631)
                                                  ------------    ------------

  Property and Equipment - Net..................       114,350         131,367
                                                  ------------    ------------

Capitalized Software (Less Accumulated
   Amortization of $6,440,753 and
   $6,197,478, respectively)....................     2,015,860       1,903,470
                                                  ------------    ------------

Deferred Financing Costs (Net of
   Accumulated Amortization of $85,764 and
   $77,146, respectively).......................       155,547         164,165
                                                  ------------    ------------

Other Assets....................................        59,058          59,335
                                                  ------------    ------------

   Total Assets.................................  $  5,090,340    $  5,484,964
                                                  ============    ============


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                    MARCH 31,     DECEMBER 31,
                                                      2004            2003
                                                  ------------    ------------
                                                  (UNAUDITED)       (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
   Accounts Payable............................   $    214,826    $    122,146
   Accrued Liabilities.........................        373,886         375,546
   Convertible Debentures .....................        147,021          99,484
   Convertible Debentures - Related Party......          8,648           5,852
   Unearned Revenue............................      1,954,907       2,446,280
                                                  ------------    ------------

   Total Current Liabilities...................      2,699,288       3,049,308
                                                  ------------    ------------

Long-Term Liabilities:
   Convertible Debentures......................      2,252,979       2,300,516
   Convertible Debentures - Related Party......         91,352          94,148
                                                  ------------    ------------

   Total Long-Term Liabilities.................      2,344,331       2,394,664
                                                  ------------    ------------

   Total Liabilities...........................      5,043,619       5,443,972
                                                  ------------    ------------

Commitments and Contingencies..................             --              --
                                                  ------------    ------------

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized
     75,000,000 Shares; 17,855,468 and
     17,846,218 Shares Issued and 15,355,468
     and 15,346,218 Shares Outstanding,
     Respectively..............................        178,555         178,462

Capital In Excess of Par Value.................     26,153,212      26,150,447

Accumulated Deficit............................    (25,582,046)    (25,584,917)

Treasury Stock - At Cost - 2,500,000 Shares....       (703,000)       (703,000)
                                                  ------------    ------------

Total Stockholders' Equity.....................         46,721          40,992
                                                  ------------    ------------

Total Liabilities and Stockholders' Equity.....   $  5,090,340    $  5,484,964
                                                  ============    ============


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      2004            2003
                                                  ------------    ------------
REVENUES:
     Licenses..................................   $    342,750    $    230,500
     Maintenance...............................      1,161,490       1,121,343
     Professional Services.....................        235,620         541,000
     Applications Service Provider ("ASP")
       Services................................        154,198         165,500
                                                  ------------    ------------
     TOTAL REVENUES............................      1,894,058       2,058,343
                                                  ------------    ------------
COST OF REVENUES:
     Licenses..................................        322,856         207,924
     Maintenance...............................        632,636         665,720
     Professional Services.....................        121,251         147,179
     ASP Services..............................         24,207          61,107
                                                  ------------    ------------
     TOTAL COST OF REVENUES....................      1,100,950       1,081,930
                                                  ------------    ------------
     DIRECT MARGIN.............................        793,108         976,413
                                                  ------------    ------------
OPERATING EXPENSES:
     Sales and Marketing.......................        291,339         200,657
     General and Administrative................        299,538         303,086
     Research and Development..................        151,740         160,344
                                                  ------------    ------------
     TOTAL OPERATING EXPENSES..................        742,617         664,087
                                                  ------------    ------------
     OPERATING INCOME..........................         50,491         312,326
                                                  ------------    ------------
OTHER INCOME (EXPENSE):
     Interest Expense..........................        (47,868)        (48,455)
     Interest Expense - Related Party..........         (1,995)         (1,973)
     Interest Income...........................          2,243           4,419
                                                  ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)..............        (47,620)        (46,009)
                                                  ------------    ------------
     INCOME BEFORE INCOME TAXES................          2,871         266,317
INCOME TAXES...................................            --           23,968
                                                  ------------    ------------
NET INCOME.....................................   $      2,871    $    242,349
                                                  ============    ============
BASIC EARNINGS PER COMMON SHARE................   $        .00    $        .02
                                                  ============    ============
DILUTED EARNINGS PER COMMON SHARE..............   $        .00    $        .01
                                                  ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR BASIC EARNINGS
     PER COMMON SHARE..........................     15,348,000      15,336,000
                                                  ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR DILUTED EARNINGS
     PER COMMON SHARE..........................     24,417,000      23,993,000
                                                  ============    ============


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...................................... $      2,871    $    242,349
  Adjustments to Reconcile Net Income to
    Net Cash Provided From (Used For) Operating
     Activities:
      Depreciation................................       23,518          20,502
      Amortization of Capitalized Software........      243,275         120,307
      Amortization of Deferred Financing Costs....        8,618           8,618

  Changes in Assets and Liabilities:
    (Increase) Decrease in:
      Accounts Receivable.........................      399,415         (30,323)
      Prepaid Expenses............................      (10,556)        102,695
      Other Receivable............................           --         240,672
      Other Assets................................          277              --

    Increase (Decrease) in:
      Accounts Payable............................       92,680        (195,633)
      Taxes Payable...............................           --          23,968
      Accrued Liabilities.........................       (1,660)       (394,460)
      Unearned Revenue............................     (491,373)       (514,106)
                                                   ------------    ------------

  Net Cash (Used For) Provided From Operating
   Activities.....................................      267,065        (375,411)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures............................       (6,501)        (41,050)
  Capitalized Software Expenditures...............     (355,665)       (151,302)
                                                   ------------    ------------

  Net Cash (Used For) Provided From Investing
   Activities.....................................     (362,166)       (192,352)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Exercise of Stock Options.........        2,858             135
                                                   ------------    ------------

  Net Cash Provided From (Used For) Financing
   Activities.....................................        2,858             135
                                                   ------------    ------------

CHANGE IN CASH AND CASH EQUIVALENTS...............      (92,243)       (567,628)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...    1,193,173       2,063,411
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD......... $  1,100,930    $  1,495,783
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

CASH PAID DURING THE PERIODS FOR:
  Interest........................................ $     47,868    $     48,455
  Interest - Related Party........................        1,995           1,973
  Income Taxes....................................           --              --


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


[1]     GENERAL

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.'s (the "Company") Quarterly Report on Form 10-K for the year ended December 31, 2003. While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior period have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of its subsidiary. All material intercompany transactions and balances have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of March 31, 2004, and the results of their operations for the three month periods ended March 31, 2004 and 2003, and their cash flows for the three month periods ended March 31, 2004 and 2003. Such adjustments are of a normal and recurring nature. The results of operations for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for a full year.

[2]     CONVERTIBLE DEBENTURES

On March 31, 1997, we sold $3,000,000 of 12.5% Convertible Debentures due March 2002 (the "1997 Debentures") to an institutional investor. The 1997 Debentures were sold at face value, pay interest quarterly and were convertible, in whole or in part, into shares of our common stock at $1.25 per share, subject to adjustment.

On June 28, 2001, we raised $1,800,000 through a private placement of 8.00% convertible debentures due 2008 (the "2008 Debentures") with investors headed by the Renaissance Capital Group, Inc. of Dallas, Texas pursuant to Convertible Loan Agreements entered to with each of the investors. An aggregate of $1,400,000 was sold to the Renaissance US Growth and Income Trust PLC (traded on the London Stock Exchange) and BFS US Special Opportunities Trust PLC, which are managed by Renaissance. Also, an aggregate of $400,000 was sold to three other private investors including John Roblin, our Chairman of the Board, President and Chief Executive Officer. The related financing costs incurred of $187,090 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt.

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

In March 2002, the holders under the Convertible Loan Agreements agreed to amend one of the financial covenants for the quarters ending March 31, June 30 and September 30, 2002. As consideration for such amendments, we issued to such holders an aggregate of 128,572 warrants to purchase such number of shares of our common stock at an exercise price of $0.22 per share. The warrants expire in 2007 and became exercisable in equal monthly installments on each of March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The $16,913 estimated fair market value of the warrants have been charged to deferred financing costs and were amortized over the amendment period.

On August 21, 2002, we, by amendment to the 2001 Debentures, raised an additional $700,000 through the sale of 8.00% convertible debentures due 2009 (the "2009 Debentures") to Renaissance US Growth and Income Trust PLC and BFS US Special Opportunities Trust PLC. The funds raised from the transaction were used for working capital purposes. The 2009 Debentures are convertible into shares of our common stock initially at $0.30 per share, subject to adjustment. The related financing costs incurred of $54,220 in connection with establishing the 2009 Debentures

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


have been deferred and are being amortized over the life of the debt. The Convertible Loan Agreements currently prohibit the payment of dividends without written consent of the holders.

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

At December 31, 2003, principal payments due on the convertible debentures are as follows:

          2004                                      $        105,336
          2005                                               220,122
          2006                                               247,061
          2007                                               218,991
          2008                                             1,240,210
          Thereafter                                         468,280
                                                    ----------------

                  TOTAL                             $      2,500,000
                                                    ================

[3]     EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                             FOR THE THREE MONTHS ENDED
                                                   MARCH 31, 2004
                                     -------------------------------------------
                                        INCOME         SHARES        PER SHARE
                                      (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                     -------------  -------------  -------------
Basic EPS:
 Income Available to Common
   Stockholders.....................     $   2,871     15,348,410      $    0.00
 Interest Reversal Convertible
   Debentures (Net of Tax)..........        30,000             --             --
Effect of Dilutive Securities:
   Exercise of Options..............            --        651,992             --
   Exercise of Warrants.............            --         82,950             --
   Conversion of Convertible
     Debentures.....................            --      8,333,333             --
                                     -------------  -------------  -------------
Diluted EPS:
   Income Available to Common
     Stockholders Plus Assumed
     Conversions....................     $  32,871     24,416,685      $    0.00
                                     =============  =============  =============


Options to purchase 1,013,000 shares of common stock at prices ranging from $1.13 to $4.00 per share were outstanding at March 31, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($.62).

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


                                             FOR THE THREE MONTHS ENDED
                                                   MARCH 31, 2004
                                     -------------------------------------------
                                        INCOME         SHARES        PER SHARE
                                      (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                     -------------  -------------  -------------
Basic EPS:
 Income Available to Common
   Stockholders.....................      $242,349     15,336,218       $   0.02
Interest Reversal Convertible
   Debentures (Net of Tax)..........        30,000             --             --
Effect of Dilutive Securities:
  Exercise of Options...............            --        255,987             --
  Exercise of Warrants..............            --         67,081             --
  Conversion of Convertible
    Debentures......................            --      8,333,333             --
                                     -------------  -------------  -------------
Diluted EPS:
  Income Available to Common
    Stockholders Plus Assumed
    Conversions.....................      $272,349     23,992,619       $   0.01
                                     =============  =============  =============


Options to purchase 1,285,750 shares of common stock at prices ranging from $.60 to $4.00 per share were outstanding at March 31, 2003, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($.46).

[4]     STOCK OPTION AND STOCK PURCHASE PLANS

We have adopted several stock-based compensation plans that provide for the grant of options to our employees and non-employee directors. All options under these plans vest over terms of zero to three years. Options may be granted as incentive or non-qualified stock options and are exercisable at a price and time as determined by the Board of Directors on the grant date.

We account for stock-based employee compensation using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations which generally require that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock on the measurement date, which is generally the grant date, less the amount the grantee is required to pay to acquire the stock. Alternatively, Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but, rather, permits continued application of APB Opinion No. 25. We have elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continue to account for our stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. If the exercise price of the stock-based compensation is equal to or exceeds the market price of our common stock on the grant date, no compensation expense is recorded.

For the three months ended March 31, 2004 and 2003, the Company was not required to record compensation expense for stock option grants.

Had compensation cost for the stock-based employee compensation plans been determined based on the fair values of awards on the grant date, estimated using the Black-Scholes option pricing model, which would be consistent with the method described in SFAS No. 123, the Company's reported net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


                                               THREE MONTHS ENDED MARCH 31,
                                          --------------------------------------
                                                2004                 2003
                                          ----------------      ----------------
                                                       (in thousands,
                                                  except per share amounts)
Net Income as Reported....................    $       3           $     242
Deduct:  Amount by which stock-based
         employee compensation as
         determined under fair value
         based method for all awards
         exceeds the compensation as
         determined under the
         intrinsic value method...........    $      25           $      56
Pro Forma Net (Loss) Income...............    $     (22)          $     186
Basic Earnings Per Share as Reported......    $    0.00           $    0.02
Pro Forma Basic Earnings Per Share........    $    0.00           $    0.01
Diluted Earnings Per Share as Reported....    $    0.00           $    0.01
Pro Forma Diluted Earnings Per Share......    $    0.00           $    0.01



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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        CERTAIN OF THE MATTERS DISCUSSED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, MATTERS DISCUSSED UNDER THIS ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY CONSTITUTE FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT) AND ARE SUBJECT TO THE OCCURRENCE OF CERTAIN CONTINGENCIES WHICH MAY NOT OCCUR IN THE TIME FRAMES ANTICIPATED OR OTHERWISE, AND, AS A RESULT, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. THESE CONTINGENCIES INCLUDE, AMONG OTHER THINGS, RISKS ASSOCIATED WITH INCREASED COMPETITION, CUSTOMER DECISIONS, THE SUCCESSFUL COMPLETION OF CONTINUING DEVELOPMENT OF NEW PRODUCTS, THE SUCCESSFUL NEGOTIATION, EXECUTION AND IMPLEMENTATION OF ANTICIPATED NEW SOFTWARE CONTRACTS, THE SUCCESSFUL ADDITION OF PERSONNEL IN THE MARKETING AND TECHNICAL AREAS AND OUR ABILITY TO COMPLETE DEVELOPMENT AND SELL AND LICENSE OUR PRODUCTS AT PRICES WHICH RESULT IN SUFFICIENT REVENUES TO REALIZE PROFITS.

OVERVIEW

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

        We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services. Total revenue for the three months ended March 31, 2004 decreased to $1,894,000 from $2,058,000 for the three months ended March 31, 2003 due to a decrease in professional services revenue, which was partially offset by increases in license and maintenance revenue.

        The following is an overview of the key components of our revenue and other important financial data for the three months ended March 31, 2004:

        SOFTWARE LICENSES. We signed no new customer licenses in the three months ended March 31, 2004. Our license revenue in the three months ended March 31, 2004 of $343,000 was from existing customers who chose to renew, add onto or extend their use of our software. In the first three months of 2003, we generated $231,000 in license revenue.

        MAINTENANCE. The increase in maintenance revenue, from $1,121,000 in the first quarter of 2003 to $1,161,000 in the same period in 2004, was mainly due to annual increases to existing customers.

        PROFESSIONAL SERVICES. The decrease in professional services revenue, from $541,000 in the three months ended March 31, 2003 to $236,000 in the same period of 2004, was a result of decreased demand for customizations from our current customer base.

        ASP SERVICES. ASP services revenue decreased from $165,000 in the first three months of 2003 to $154,000 in the same period in 2004, due to the loss of one ASP customer.

        INCOME BEFORE PROVISION FOR INCOME TAXES. Income before provision for income taxes decreased from $266,000 in the first three months of 2003 to $2,900 in the same period of 2004 primarily due to reduction in professional services revenue and an increase in sales and marketing expenses.

        NET INCOME. Net income for the three months ended March 31, 2004 decreased to $2,900 from $242,000 in the same period of 2003 as a result of a reduction in professional services revenue and an increase in sales and marketing expenses.

        CASH FLOW. We generated $267,000 in positive cash flow from operations in the first three months of 2004 and ended the period with $1,101,000 in cash and cash equivalents and $1,281,000 in accounts receivable.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


        We continue to face several challenges to growth in 2004 mainly in the marketing and selling of our products and services to new customers. In addition, there are risks related to customers' acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize. In response to these challenges, we have increased our sales and marketing effort. Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                          -----------------------------------
                                               2004                 2003
                                          --------------       --------------
REVENUES:
         License                               18.1%                11.2%
         Maintenance                           61.4                 54.5
         Professional Services                 12.4                 26.3
         Applications Service Provider
           ("ASP") Services                     8.1                  8.0
                                          --------------       --------------
         TOTAL REVENUES                       100.0                100.0
                                          --------------       --------------

COST OF REVENUES:
         License                               17.0                 10.1
         Maintenance                           33.4                 32.3
         Professional Services                  6.4                  7.2
         ASP Services                           1.3                  3.0
                                          --------------       --------------
         TOTAL COST OF REVENUES                58.1                 52.6
                                          --------------       --------------
         DIRECT MARGIN                         41.9                 47.4
                                          --------------       --------------

OPERATING EXPENSES:
         Sales and Marketing                   15.4                  9.8
         General and Administrative            15.8                 14.7
         Research and Development               8.0                  7.8
                                          --------------       --------------
         TOTAL OPERATING EXPENSES              39.2                 32.3
                                          --------------       --------------

         OPERATING INCOME                       2.7                 15.1
                                          --------------       --------------

OTHER EXPENSE (INCOME):
         Interest Expense                       2.6                  2.4
         Interest Income                       (0.1)                (0.2)
                                          --------------       --------------
         TOTAL OTHER EXPENSE (INCOME)           2.5                  2.2
                                          --------------       --------------

         INCOME BEFORE INCOME TAXES             0.2                 12.9
                                          --------------       --------------

INCOME TAXES                                     --                  1.1
                                          --------------       --------------

         NET INCOME                             0.2%                11.8%
                                          --------------       --------------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

        Total revenues for the three months ended March 31, 2004 were $1,894,000 as compared to $2,058,000 for the same period in 2003. License fees were $343,000 for the three months ended March 31, 2004 compared to $231,000 in the same period in 2003. For the three months ended March 31, 2004, maintenance revenues were $1,161,000 compared to $1,121,000 in the same period of the prior year. Professional services revenue contributed $236,000 in the three months ended March 31, 2004 compared to $541,000 in the first quarter of 2003, as a result of decrease in demand for customization from our current customer base. For the three months ended March 31, 2004, ASP revenues were $154,000 as compared to $165,000 in the same period for the prior year.

        Cost of sales increased to $1,101,000 for the three months ended March 31, 2004 as compared to $1,082,000 for the same period in 2003 due to staff related expenses. Non-cash capitalized software amortization was $243,000 for the three months ended March 31, 2004 as compared to $120,000 for the same period in 2003. The Company capitalized $356,000 of software development costs in the first three months of 2004 as compared to $151,000 in the same period in 2003.

        Research and development expenses were $152,000 for the three months ended March 31, 2004 compared to $160,000 for the same period in 2003. We are continuing to enhance the functionality of its products and to refine its processes in response to customer needs.

        Sales and marketing expenses were $291,000 for the three months ended March 31, 2004 as compared to $201,000 in the same period of 2003 primarily due to an increase in a marketing and sales effort to improve the market share of our solutions set.

        General and administrative expenses were $300,000 in the three months ended March 31, 2004 as compared to $303,000 in the same period in 2003 primarily due to our continuing efforts to reduce overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations primarily from cash flow from operations and the proceeds from our 2008 Debentures and 2009 Debentures.

        At March 31, 2004, we had cash and cash equivalents of $1,101,000 compared to cash and cash equivalents of $1,496,000 at March 31, 2003. The decrease in cash and cash equivalents is primarily attributable to the reduction in professional services sales.

        The 2008 Debentures have an aggregate principal amount of $1,800,000, and the 2009 Debentures have an aggregate principal amount of $700,000. Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum. We made $50,000 of interest payments on the debentures during the first three months of 2004 and 2003. The 2008 Debentures and 2009 Debentures mature on July 1, 2008 and September 1, 2009, respectively, unless the debentures are earlier redeemed by us or the holder upon the occurrence of certain events specified in the debentures or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures.

        If the 2008 Debentures and 2009 Debentures are not sooner redeemed or converted, we will be required to pay, commencing on July 1, 2004 and July 1, 2005, respectively, monthly principal installments in the amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount. As of March 31, 2004, we were in compliance with the financial covenants set forth in the convertible loan agreements governing these debentures.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


        At March 31, 2004, we had working capital of $46,237 compared to $536,000 at March 31, 2003.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


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

ITEM 4. CONTROLS AND PROCEDURES.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                * * * * * * * * *


Statements in this Form 10-Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause the Company's actual results in future periods to differ materially from expected results. Those risks include, among others, risk associated with increased competition, customer decisions, delays in productivity programs and new product introductions, and other business factors beyond the Company's control. Those and other risks are described in the Company's filings with the SEC over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         EXHIBIT NO.                    DESCRIPTION

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

         *32.1          Certification of John W. Roblin pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *32.2          Certification of Ann Massey pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         ---------------------------
         *      Filed herewith

(b)      REPORTS ON FORM 8-K.

         A Current Report on Form 8-K was furnished March 30, 2004, reporting under Item 12, "Results of Operations and Financial Condition," Cover-All Technologies Inc.'s results for the year and quarter ended December 31, 2003.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

SIGNATURES
--------------------------------------------------------------------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COVER-ALL TECHNOLOGIES INC.


Date: May 12, 2004          By: /s/ John Roblin
                                ------------------------------------------------
                                John Roblin, Chairman of the Board of Directors, President and Chief Executive Officer



Date: May 12, 2004          By: /s/ Ann Massey
                                ------------------------------------------------
                                Ann Massey, Chief Financial Officer