Form 10-Q
period 2004-06-30
COVER ALL TECHNOLOGIES INC
filed 2004-08-13
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


       (MARK ONE)
       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended JUNE 30, 2004 or

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to ___________


Commission File Number:                  0-13124
                         -----------------------------------------


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

As of August 2, 2004, the registrant had 15,674,565 shares of common stock, par value $.01 per share, outstanding.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004
--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2004 (Unaudited)
         and December 31, 2003 (Audited).....................................  3

         Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 (Unaudited).....................  5

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2004 and 2003 (Unaudited).....................  6

         Notes to Consolidated Financial Statements (Unaudited)..............  7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 12

ITEM 3.  Qualitative and Quantitative Disclosures
         About Market Risk................................................... 16

ITEM 4.  Controls and Procedures............................................. 16

PART II: OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds........................... 17

ITEM 4.  Submission of Matters to a Vote of Security Holders................. 17

ITEM 6.  Exhibits and Reports on Form 8-K.................................... 17

SIGNATURES................................................................... 19



                               . . . . . . . . . .


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------

                                                                               JUNE 30,           DECEMBER 31,
                                                                                 2004                 2003
                                                                          ------------------  -------------------
                                                                              (UNAUDITED)          (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents.........................................     $         710,531   $       1,193,173
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 and $25,000 in 2004 and 2003, respectively).........             1,115,457           1,680,082
   Other Receivable..................................................                   984                 309
   Prepaid Expenses..................................................               331,169             353,063
                                                                          ------------------  -------------------

   Total Current Assets..............................................             2,158,141           3,226,627
                                                                          ------------------  -------------------
Property and Equipment - At Cost:
   Furniture, Fixtures and Equipment.................................             1,387,440           1,376,998
   Less:  Accumulated Depreciation...................................            (1,227,684)         (1,245,631)
                                                                          ------------------  -------------------

   Property and Equipment - Net......................................               159,756             131,367
                                                                          ------------------  -------------------
Capitalized Software (Less Accumulated Amortization of
   $6,684,030 and $6,197,478, respectively)..........................             2,011,219           1,903,470
                                                                          ------------------  -------------------
Deferred Financing Costs (Net of Accumulated Amortization of
   $94,382 and $77,146, respectively)................................               146,929             164,165
                                                                          ------------------  -------------------

Other Assets.........................................................                59,612              59,335
                                                                          ------------------  -------------------

   Total Assets......................................................     $       4,535,657   $      5,484,964
                                                                          ==================  ===================


              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
---------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------

                                                                               JUNE 30,        DECEMBER 31,
                                                                                 2004              2003
                                                                          -----------------  ------------------
                                                                              (UNAUDITED)       (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
   Accounts Payable..................................................     $       170,186    $       122,146
   Accrued Liabilities...............................................             444,772            375,546
   Convertible Debentures ...........................................             193,145             99,484
   Convertible Debentures - Related Party............................              11,362              5,852
   Unearned Revenue..................................................           1,529,687          2,446,280
                                                                          -----------------  ------------------

   Total Current Liabilities.........................................           2,349,152          3,049,308
                                                                          -----------------  ------------------
Long-Term Liabilities:
   Convertible Debentures............................................           2,206,855          2,300,516
   Convertible Debentures - Related Party............................              88,638             94,148
                                                                          -----------------  ------------------

   Total Long-Term Liabilities.......................................           2,295,493          2,394,664
                                                                          -----------------  ------------------

   Total Liabilities.................................................           4,644,645          5,443,972
                                                                          -----------------  ------------------

Commitments and Contingencies........................................                  --                 --
                                                                          -----------------  ------------------
Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     17,871,968 and 17,846,218 Shares Issued and 15,371,968 and
     15,346,218 Shares Outstanding, Respectively.....................             178,720            178,462

Capital In Excess of Par Value.......................................          26,157,902         26,150,447

Accumulated Deficit..................................................         (25,742,610)       (25,584,917)

Treasury Stock - At Cost - 2,500,000 Shares..........................            (703,000)          (703,000)
                                                                          -----------------  ------------------

Total Stockholders' Equity (Deficit).................................            (108,988)            40,992
                                                                          -----------------  ------------------

Total Liabilities and Stockholders' Equity...........................     $     4,535,657    $     5,484,964
                                                                          =================  ==================


             The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------   ------------------------------
                                                         2004            2003             2004            2003
                                                    --------------  --------------   --------------  --------------
REVENUES:
     Licenses....................................   $      444,258  $       57,600   $      787,008  $      288,100
     Maintenance.................................        1,141,000       1,114,462        2,302,490       2,235,805
     Professional Services.......................          187,641         398,475          423,261         939,475
     Applications Service Provider ("ASP")
        Services.................................          154,198         153,473          308,396         318,973
                                                    --------------  --------------   --------------  --------------
     TOTAL REVENUES..............................        1,927,097       1,724,010        3,821,155       3,782,253
                                                    --------------  --------------   --------------  --------------
COST OF REVENUES:
     Licenses....................................          346,310         197,191          669,166         405,116
     Maintenance.................................          737,719         628,718        1,370,355       1,294,437
     Professional Services.......................          108,501         111,925          229,752         259,104
     ASP Services................................           18,440          51,588           42,647         112,695
                                                    --------------  --------------   --------------  --------------
     TOTAL COST OF REVENUES......................        1,210,970         989,422        2,311,920       2,071,352
                                                    --------------  --------------   --------------  --------------
     DIRECT MARGIN...............................          716,127         734,588        1,509,235       1,711,001
                                                    --------------  --------------   --------------  --------------
OPERATING EXPENSES:
     Sales and Marketing.........................          378,639         297,525          669,978         498,181
     General and Administrative..................          288,264         280,443          587,802         583,530
     Research and Development....................          161,174         106,230          312,914         266,574
                                                    --------------  --------------   --------------  --------------
     TOTAL OPERATING EXPENSES....................          828,077         684,198        1,570,694       1,348,285
                                                    --------------  --------------   --------------  --------------
     OPERATING INCOME (LOSS).....................         (111,950)         50,390          (61,459)        362,716
                                                    --------------  --------------   --------------  --------------
OTHER INCOME (EXPENSE):
     Interest Expense............................          (47,869)        (48,982)         (95,737)        (97,437)
     Interest Expense - Related Party............           (1,994)         (1,994)          (3,989)         (3,967)
     Interest Income.............................            1,249           3,008            3,492           7,427
                                                    --------------  --------------   --------------  --------------
     TOTAL OTHER INCOME (EXPENSE)................          (48,614)        (47,968)         (96,234)        (93,977)
                                                    --------------  --------------   --------------  --------------
     INCOME (LOSS) BEFORE INCOME TAXES...........         (160,564)          2,422         (157,693)        268,739
                                                    --------------  --------------   --------------  --------------
INCOME TAXES (BENEFIT)...........................               --             218               --          24,186
                                                    --------------  --------------   --------------  --------------
NET INCOME (LOSS)................................   $     (160,564) $        2,204   $     (157,693) $      244,553
                                                    ==============  ==============   ==============  ==============
BASIC EARNINGS (LOSS) PER COMMON SHARE...........   $        (0.01) $         0.00   $        (0.01) $         0.02
                                                    ==============  ==============   ==============  ==============
DILUTED EARNINGS (LOSS) PER COMMON SHARE.........   $        (0.01) $         0.00   $        (0.01) $         0.01
                                                    ==============  ==============   ==============  ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR BASIC EARNINGS (LOSS) PER
     COMMON SHARE................................       15,367,000      15,336,000       15,358,000      15,336,000
                                                    ==============  ==============   ==============  ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR DILUTED EARNINGS (LOSS) PER
     COMMON SHARE................................       15,367,000      24,180,000       15,358,000      24,112,000
                                                    ==============  ==============   ==============  ==============


               The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                              ------------------------------------
                                                                                    2004                2003
                                                                              ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)....................................................    $      (157,693)    $       244,553
     Adjustments to Reconcile Net Income (Loss) to
        Net Cash Provided From (Used For) Operating Activities:
            Depreciation..................................................             44,729              43,335
            Amortization of Capitalized Software..........................            486,552             240,615
            Amortization of Deferred Financing Costs......................             17,236              17,236

     Changes in Assets and Liabilities:
        (Increase) Decrease in:
            Accounts Receivable...........................................            564,625             296,264
            Prepaid Expenses..............................................             21,894             178,436
            Other Receivable..............................................               (675)            230,205
            Other Assets..................................................               (277)                 --

        Increase (Decrease) in:
            Accounts Payable..............................................             48,040            (159,426)
            Taxes Payable.................................................                 --             (55,714)
            Accrued Liabilities...........................................             69,226            (341,629)
            Unearned Revenue..............................................           (916,593)           (844,293)
                                                                              ----------------    ----------------

     Net Cash (Used For) Provided From Operating Activities..............             177,064            (150,418)
                                                                              ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures................................................             (73,118)            (52,647)
     Capitalized Software Expenditures...................................            (594,301)           (444,363)
                                                                              ----------------    ----------------

     Net Cash (Used For) Provided From Investing Activities..............            (667,419)           (497,010)
                                                                              ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Exercise of Stock Options.............................               7,713                 135
                                                                              ----------------    ----------------

     Net Cash Provided From (Used For) Financing Activities..............               7,713                 135
                                                                              ----------------    ----------------

CHANGE IN CASH AND CASH EQUIVALENTS.......................................           (482,642)           (647,293)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...........................          1,193,173           2,063,411
                                                                              ----------------    ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD.................................    $       710,531     $     1,416,118
                                                                              ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIODS FOR:
     Interest............................................................     $        95,737     $        97,437
     Interest - Related Party............................................               3,989               3,967
     Income Taxes........................................................                  --              79,900


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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of June 30, 2004, and the results of their operations for the three and six month periods ended June 30, 2004 and 2003, and their cash flows for the six month periods ended June 30, 2004 and 2003. Such adjustments are of a normal and recurring nature. The results of operations for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for a full year.

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

At December 31, 2003, principal payments due on the convertible debentures are as follows:

        2004                                      $    105,336
        2005                                           220,122
        2006                                           247,061
        2007                                           218,991
        2008                                         1,240,210
        Thereafter                                     468,280
                                                  ------------

                TOTAL                             $  2,500,000
                                                  ============

In July 2004, the holders of the 2008 Debentures converted an aggregate of $90,780 in principal of such debentures into a total of 302,597 shares of our common stock at the conversion price of $0.30 per share.

[3]     EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                        FOR THE THREE MONTHS ENDED
                                                                              JUNE 30, 2004
                                                         ----------------------------------------------------------
                                                              INCOME              SHARES             PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                         ------------------  ------------------  ------------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................    $        (160,564)         15,367,424   $           (0.01)
Interest Reversal Convertible Debentures
  (Net of Tax).......................................                   --                  --                  --
Effect of Dilutive Securities:
  Exercise of Options................................                   --                  --                  --
  Exercise of Warrants...............................                   --                  --                  --
  Conversion of Convertible Debentures...............                   --                  --                  --
                                                         ------------------  ------------------  ------------------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................    $        (160,564)         15,367,424   $           (0.01)
                                                         ==================  ==================  ==================

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                          FOR THE SIX MONTHS ENDED
                                                                               JUNE 30, 2004
                                                         ----------------------------------------------------------
                                                              INCOME              SHARES             PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                         ------------------  ------------------  ------------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................    $        (157,693)         15,357,917   $           (0.01)
 Interest Reversal Convertible Debentures
   (Net of Tax)......................................                   --                  --                  --
Effect of Dilutive Securities:
  Exercise of Options................................                   --                  --                  --
  Exercise of Warrants...............................                   --                  --                  --
  Conversion of Convertible Debentures...............                   --                  --                  --
                                                         ------------------  ------------------  ------------------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................    $        (157,693)         15,357,917   $           (0.01)
                                                         ==================  ==================  ==================

The Company's options and warrants were not included in the computation of EPS for the periods ended June 30, 2004 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the periods ended June 30, 2004 because it would be antidilutive.

                                                                         FOR THE THREE MONTHS ENDED
                                                                               JUNE 30, 2003
                                                         ----------------------------------------------------------
                                                              INCOME              SHARES             PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                         ------------------  ------------------  ------------------
Basic EPS:
 Income Available to Common
   Stockholders......................................    $            2,204          15,336,218  $             0.00
Interest Reversal Convertible Debentures
  (Net of Tax).......................................                30,000                  --                  --
Effect of Dilutive Securities:
  Exercise of Options................................                    --             431,018                  --
  Exercise of Warrants...............................                    --              79,803                  --
  Conversion of Convertible Debentures...............                    --           8,333,333                  --
                                                         ------------------  ------------------  ------------------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................    $           32,204          24,180,372  $             0.00
                                                         ==================  ==================  ==================

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                          FOR THE SIX MONTHS ENDED
                                                                               JUNE 30, 2003
                                                         ----------------------------------------------------------
                                                              INCOME              SHARES             PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                         ------------------  ------------------  ------------------
Basic EPS:
 Income Available to Common
   Stockholders......................................    $          244,553          15,336,218  $             0.02
 Interest Reversal Convertible Debentures
   (Net of Tax)......................................                60,000                  --                  --
Effect of Dilutive Securities:
  Exercise of Options................................                    --             368,129                  --
  Exercise of Warrants...............................                    --              74,176                  --
  Conversion of Convertible Debentures...............                    --           8,333,333                  --
                                                         ------------------  ------------------  ------------------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................    $          304,553          24,111,856  $             0.01
                                                         ==================  ==================  ==================

Options to purchase 1,282,250 shares of common stock at prices ranging from $.60 to $4.00 per share were outstanding at June 30, 2003, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($.52).

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

For the three and six months ended June 30, 2004 and 2003, the Company was not required to record compensation expense for stock option grants.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                             THREE MONTHS ENDED JUNE 30,
                                                                    --------------------------------------------
                                                                           2004                      2003
                                                                    ------------------        ------------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net Income (Loss) as Reported...........................            $       (161)             $          2
   Deduct:  Amount by which stock-based employee
            compensation as determined under fair value
            based method for all awards exceeds the
            compensation as determined under the intrinsic
            value method...................................            $        (25)             $         (1)
   Pro Forma Net Income (Loss).............................            $       (186)             $          1
   Basic Earnings (Loss) Per Share as Reported.............            $      (0.01)             $       0.00
   Pro Forma Basic Earnings (Loss) Per Share...............            $      (0.01)             $       0.00
   Diluted Earnings (Loss) Per Share as Reported...........            $      (0.01)             $       0.00
   Pro Forma Diluted Earnings (Loss) Per Share.............            $      (0.01)             $       0.00


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                    --------------------------------------------
                                                                           2004                      2003
                                                                    ------------------        ------------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net Income (Loss) as Reported...........................            $       (158)             $     245
   Deduct:  Amount by which stock-based employee
            compensation as determined under fair value
            based method for all awards exceeds the
            compensation as determined under the intrinsic
            value method...................................            $        (50)             $    (58)
   Pro Forma Net Income (Loss).............................            $       (208)             $     187
   Basic Earnings (Loss) Per Share as Reported.............            $      (0.01)             $    0.02
   Pro Forma Basic Earnings (Loss) Per Share...............            $      (0.01)             $    0.01
   Diluted Earnings (Loss) Per Share as Reported...........            $      (0.01)             $    0.01
   Pro Forma Diluted Earnings (Loss) Per Share.............            $      (0.01)             $    0.01

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

        We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services. Total revenue for the three and six months ended June 30, 2004 increased to $1,927,000 and $3,821,000, respectively, from $1,724,000 and $3,782,000, respectively, for the three and six months ended June 30, 2003, mainly due to an increase in license revenue.

        The following is an overview of the key components of our revenue and other important financial data for the three and six months ended June 30, 2004:

        SOFTWARE LICENSES. We signed one new customer license in the first six months of 2004. Our license revenue in the three and six months ended June 30, 2004 of $444,000 and $787,000, respectively, was from one new customer and existing customers who chose to renew, add onto or extend their use of our software. For the three and six months ended June 30, 2003, we generated $58,000 and $288,000, respectively, in license revenue.

        MAINTENANCE. The increase in maintenance revenue, from $1,114,000 and $2,236,000, respectively, in the second quarter and first half of 2003 to $1,141,000 and $2,302,000, respectively, in the same periods in 2004, was mainly due to annual increases to existing customers.

        PROFESSIONAL SERVICES. The decrease in professional services revenue, from $398,000 and $939,000, respectively, in the three and six months ended June 30, 2003 to $188,000 and $423,000, respectively, in the same periods of 2004, was a result of decreased demand for customizations from our current customer base.

        ASP SERVICES. ASP services revenue was $153,000 and $319,000 in the three and six months of 2003 compared to $154,000 and $308,000, respectively, in the same periods in 2004.

        INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES (BENEFIT). Income (loss) before provision for income taxes (benefits) was $(161,000) and $(158,000) in the three and six months ended June 30, 2004 compared to $2,000 and $269,000, respectively, in the same periods of 2003 primarily due to a reduction in professional services revenue and an increase in sales and marketing expenses.

        NET INCOME (LOSS). Net income (loss) for the three and six months ended June 30, 2004 decreased to $(161,000) and $(158,000), respectively, from $2,000 and $245,000 in the same periods of 2003 as a result of a reduction in professional services revenue and an increase in sales and marketing expenses.

        CASH FLOW. We generated $177,000 in positive cash flow from operations in the first six months of 2004 and ended the period with $711,000 in cash and cash equivalents and $1,115,000 in accounts receivable.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

                                                           THREE MONTHS                    SIX MONTHS
                                                          ENDED JUNE 30,                 ENDED JUNE 30,
                                                   ----------------------------   ---------------------------
                                                       2004            2003           2004           2003
                                                   ------------    ------------   ------------   ------------
REVENUES:
         License                                        23.1%            3.4%           20.6%           7.6%
         Maintenance                                    59.2            64.6            60.3           59.1
         Professional Services                           9.7            23.1            11.1           24.8
         Applications Service Provider ("ASP")
           Services                                      8.0             8.9             8.0            8.5
                                                   ------------    ------------   ------------   ------------
         TOTAL REVENUES                                100.0           100.0           100.0          100.0
                                                   ------------    ------------   ------------   ------------

COST OF REVENUES:
         License                                        18.0            11.4            17.5           10.7
         Maintenance                                    38.3            36.5            35.9           34.2
         Professional Services                           5.6             6.5             6.0            6.9
         ASP Services                                    0.9             3.0             1.1            3.0
                                                   ------------    ------------   ------------   ------------
         TOTAL COST OF REVENUES                         62.8            57.4            60.5           54.8
                                                   ------------    ------------   ------------   ------------
         DIRECT MARGIN                                  37.2            42.6            39.5           45.2
                                                   ------------    ------------   ------------   ------------

OPERATING EXPENSES:
         Sales and Marketing                            19.6            17.2            17.5           13.2
         General and Administrative                     15.0            16.3            15.4           15.4
         Research and Development                        8.4             6.2             8.2            7.0
                                                   ------------    ------------   ------------   ------------
         TOTAL OPERATING EXPENSES                       43.0            39.7            41.1           35.6
                                                   ------------    ------------   ------------   ------------

         OPERATING INCOME (LOSS)                        (5.8)            2.9            (1.6)           9.6
                                                   ------------    ------------   ------------   ------------

OTHER EXPENSE (INCOME):
         Interest Expense                                2.6             3.0             2.6            2.7
         Interest Income                                (0.1)           (0.2)           (0.1)          (0.2)
                                                   ------------    ------------   ------------   ------------
         TOTAL OTHER EXPENSE (INCOME)                    2.5             2.8             2.5            2.5
                                                   ------------    ------------   ------------   ------------

         INCOME (LOSS) BEFORE INCOME TAXES              (8.3)            0.1            (4.1)           7.1
                                                   ------------    ------------   ------------   ------------

INCOME TAXES (BENEFIT):                                   --              --              --            0.6
                                                   ------------    ------------   ------------   ------------

         NET INCOME (LOSS)                              (8.3)%           0.1%           (4.1)%          6.5%
                                                   ------------    ------------   ------------   ------------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2003

        Total revenues for the three months ended June 30, 2004 were $1,927,000 as compared to $1,724,000 for the same period in 2003, an increase of 11.8%. License fees were $444,000 for the three months ended June 30, 2004 compared to $58,000 in the same period in 2003 as a result of one new customer sale and sales to existing customers in 2004. For the three months ended June 30, 2004, maintenance revenues were $1,141,000 compared to $1,114,000 in the same period of the prior year. Professional services revenue contributed $188,000 in the three months ended June 30, 2004 compared to $399,000 in the second quarter of 2003, as a result of decreased demand for customizations from our current customer base. For the three months ended June 30, 2004, ASP revenues were $154,000 as compared to $153,000 in the same period for the prior year. For the six months ended June 30, 2004, total revenues were $3,821,000 compared to $3,782,000 in the same period of the prior year.

        Cost of sales increased to $1,211,000 and $2,312,000 for the three and six months ended June 30, 2004 as compared to $989,000 and $2,071,000 for the same periods in 2003, due to staff-related expenses. Non-cash capitalized software amortization was $243,000 and $487,000 for the three and six months ended June 30, 2004 as compared to $120,000 and $241,000 for the same periods in 2003. We capitalized $238,000 and $594,000 of software development costs in the three and six months ended June 30, 2004 as compared to $293,000 and $444,000 in the same periods in 2003.

        Research and development expenses were $161,000 and $313,000 for the three and six months ended June 30, 2004 compared to $106,000 and $267,000 for the same periods in 2003. We continue to enhance the functionality of our products and to refine our processes in response to customer needs.

        Sales and marketing expenses were $379,000 and $670,000 for the three and six months ended June 30, 2004 as compared to $298,000 and $498,000 in the same periods of 2003 primarily due to an increase in staffing and advertising and promotion expenses in 2004.

        General and administrative expenses were $288,264 and $588,000 in the three and six months ended June 30, 2004 as compared to $280,000 and $584,000 in the same periods in 2003 primarily due to an increase in staffing costs in the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations primarily from cash flow from operations and the proceeds from our 2008 Debentures and 2009 Debentures.

        At June 30, 2004, we had cash and cash equivalents of $711,000 compared to cash and cash equivalents of $1,416,000 at June 30, 2003. The decrease in cash and cash equivalents is primarily attributable to the reduction in professional services sales and an increase in sales and marketing expenses.

        The 2008 Debentures were issued with an aggregate principal amount of $1,800,000, and the 2009 Debentures were issued with an aggregate principal amount of $700,000. Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum. We made approximately $100,000 of interest payments on the debentures during the first six months of 2004 and 2003. The 2008 Debentures and 2009 Debentures mature on July 1, 2008 and September 1, 2009, respectively, unless the debentures are earlier redeemed by us or the holder upon the occurrence of certain events specified in the debentures or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures.

        If the 2008 Debentures and 2009 Debentures are not sooner redeemed or converted, we will be required to pay, commencing on July 1, 2004 and July 1, 2005, respectively, monthly principal installments in the amount of ten

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount. As of June 30, 2004, we were in compliance with the financial covenants set forth in the convertible loan agreements governing these debentures.

        In July 2004, the holders of the 2008 Debentures elected to convert an aggregate of $90,780 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. At July 31, 2004, after giving effect to the conversion, the 2008 Debentures have an aggregate outstanding principal amount of $2,409,220.

        At June 30, 2004, we had a working capital deficit of $(191,000) compared to working capital of $385,000 at June 30, 2003.

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

        There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

PART II:  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The partial conversion in July 2004 of an aggregate of $90,780 in principal of our 2008 Debentures resulted in the issuance of a total of 302,597 shares of our common stock to the holders of such debentures. No cash proceeds were received by us in connection with the partial conversion of the 2008 Debentures. The shares of our common stock issued upon the conversion of the debentures were issued exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933 as an exchange of securities by an issuer with its existing security holders where no commission or other renumeration was paid or given directly or indirectly for soliciting such exchange.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of our Stockholders was held on June 17, 2004. At that meeting, our stockholders elected one director, G. Russell Cleveland, to serve for a three-year term and until his successor has been duly elected and qualified. In addition, the stockholders approved the ratification of the appointment of Moore Stephens, P.C., as independent accountants for the fiscal year ending December 31, 2004.

The results of the voting are as follows:

PROPOSAL 1 - ELECTION OF DIRECTORS

               DIRECTOR               VOTES FOR                VOTES WITHHELD

         G. Russell Cleveland        12,715,757                     7,174


PROPOSAL 2 - RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

               VOTES FOR            VOTES AGAINST              VOTES WITHHELD

              12,696,618                  5,564                    20,749


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS.

        EXHIBIT NO.                        DESCRIPTION

        10(i)(11)   First Amendment to 8.00% Convertible Debentures Due 2009 and
                    Second Amendment to 8.00% Convertible Debentures Due 2008, dated as of June 29, 2004.

        10(i)(12)   Third Amendment to the Convertible Loan Agreements, dated as of June 29, 2004, by and among the Company, Renaissance US
                    Growth & Income Trust PLC, BFSUS Special Opportunities Trust
                    PLC and Renaissance Capital Group, Inc.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

        10(i)(13)   Form of Revised 8.00% Convertible Debenture Due 2008.

        10(i)(14)   Form of Revised 8.00% Convertible Debenture Due 2009.

        31.1 Chief Executive Officer Certification Pursuant to Section 13a-15(e) of the Securities Exchange Act.

        31.2 Chief Financial Officer Certification Pursuant to Section 13a-15(e) of the Securities Exchange Act.

        32.1        Certification of John W. Roblin pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of Ann F. Massey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)     REPORTS ON FORM 8-K.

A Current Report on Form 8-K was furnished May 12, 2004, reporting under Item 12, "Results of Operations and Financial Condition," Cover-All Technologies Inc.'s revenues and earnings from operations for the quarter ended March 31, 2004.

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

                                   COVER-ALL TECHNOLOGIES INC.


Date: August 13, 2004              By: /s/ John W. Roblin
                                       -----------------------------------------
                                       John W. Roblin, Chairman of the Board of
                                       Directors, President and Chief Executive
                                       Officer



Date: August 13, 2004              By: /s/ Ann F. Massey
                                       -----------------------------------------
                                       Ann F. Massey, Chief Financial Officer