Form 10-K/A
period 2003-12-31
COVER ALL TECHNOLOGIES INC
filed 2004-08-17
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                             ----------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

NONE.

                                EXPLANATORY NOTE

        This Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, as originally filed on March 29, 2004, is being filed solely to amend the Exhibit Index included in Item 15 of Part IV.

        Except as described above, no other changes have been made to the Annual Report on Form 10-K. This Amendment No. 1 to our Annual Report on Form 10-K/A does not otherwise attempt to update the information set forth in the original filing of the Annual Report on Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

10(c)(1) The 1994 Non-Qualified Employee Stock Option Plan, adopted by the Board of Directors of the Registrant on March 22, 1995 [incorporated by reference to Exhibit 10(o)(1) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(c)(2) The 1995 Employee Stock Option Plan, adopted by the Board of Directors of the Registrant on March 22, 1995 [incorporated by reference to Exhibit 10(o)(1) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(c)(3) Form of Incentive Stock Option Agreement under the 1995 Employee Stock Option Plan [incorporated by reference to Exhibit 10(o)(2) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(c)(4) Form of Non-Qualified Stock Option Agreement under the 1995 Employee Stock Option Plan [incorporated by reference to Exhibit 10(o)(3) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(c)(5) The 1995 Employee Stock Option Plan, as amended on April 29, 1997 by the stockholders of the Registrant [incorporated by reference to
           Exhibit 10(o)(4) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(c)(6) The 1995 Employee Stock Option Plan, as amended on June 22, 2000 by the stockholders of the Company [incorporated by reference to Exhibit 10(c)(5) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 13, 2002].

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

**10(e)(3) Employment Agreement, dated December 31, 2003, by and between the
           Registrant and John Roblin.

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

10(g)(4) Pledge Agreement, dated as of June 28, 2001, between the Company, Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc. [incorporated by reference to Exhibit 10(q)(4) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(g)(5) Security Agreement (with IP Schedule), dated as of June 28, 2001, among the Company, Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc. [incorporated by reference to Exhibit 10(q)(5) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(g)(6) Subsidiary Guaranty, dated as of June 28, 2001, by Cover-All Systems, Inc. in favor of Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(q)(6) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(g)(7) Subsidiary Security Agreement (with IP Schedule), dated as of June 28, 2001, among Cover-All Systems, Inc. and Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc. [incorporated by reference to Exhibit 10(q)(7) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

*10(g)(8)  Security Agreement, dated as of June 28, 2001, among the Registrant,
           Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc.

*10(g)(9)  Subsidiary Security Agreement, dated as of June 28, 2001, among
           Cover-All Systems, Inc. and Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc.

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

10(h)(5) Security Agreement (with Schedule I), dated as of June 28, 2001, among the Company, John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(r)(5) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(6) Subsidiary Guaranty, dated as of June 28, 2001, by Cover-All Systems, Inc. in favor of John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(r)(6) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(7) Subsidiary Security Agreement (with Schedule I), dated as of June 28, 2001, among Cover-All Systems, Inc. and John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(r)(7) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

*10(h)(8)  Security Agreement, dated as of June 28, 2001, among the Company,
           John Roblin, Arnold Schumsky and Stuart Sternberg.

*10(h)(9)  Subsidiary Security Agreement, dated as of June 28, 2001, among
           Cover-All Systems, Inc. and John Roblin, Arnold Schumsky and Stuart Sternberg.

10(h)(10)  Limited Waiver to Convertible Loan Agreements, dated as of September
           30, 2001, by Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(r)(8) to the Registrant's Form 10-Q (Commission File No. 0-13124) filed on November 14, 2001].

10(h)(11)  Limited Waiver to Convertible Loan Agreements, dated as of December
           31, 2001, by Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(l)(9) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on March 29, 2002].

10(h)(12)  Limited Waiver to Convertible Loan Agreements, dated as of September
           30, 2002, by Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(o)(5) to the Registrant's Form 10-Q (Commission File No. 0-13124) filed on November 13, 2002].

*10(h)(13) Intercreditor Agreement, dated as of June 28, 2001, among Renaissance
           US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC, and the other debenture holders who are signatories to this Agreement.

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

10(i)(3) Lock-Up Agreement, dated June 28, 2001, by and among Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, as lenders, and Renaissance Capital Group, Inc., as agent, and Frank
           R. Orzell [incorporated by reference to Exhibit 10(s)(3) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(i)(4) Lock-Up Agreement, dated June 28, 2001 by and among Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, as lenders, and Renaissance Capital Group, Inc., as agent, and Ann F. Massey [incorporated by reference to Exhibit 10(s)(4) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(i)(5) First Amendment to Convertible Loan Agreements, dated as of March 30, 2002, by and among the Company, Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc. [incorporated by reference to Exhibit 10(l)(10) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 13, 2002].

10(i)(6) Form of Warrant issued by the Company to each of the holders under the Convertible Loan Agreements [incorporated by reference to Exhibit 10(l)(11) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 13, 2002].

10(i)(7) Second Amendment to the Convertible Loan Agreements and First Amendment to Intercreditor Agreement, dated as of August 21, 2002, by and among the Company, Renaissance US Growth & Income Trust PLC, a public limited company registered in England and Wales, BFSUS Special Opportunities Trust PLC, a public limited company registered in England and Wales, as lenders, and Renaissance Capital Group, Inc., a Texas corporation, as agent [incorporated by reference to Exhibit 10(o)(1) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on August 23, 2002].

10(i)(8) First Amendment to 8.00% Convertible Debentures, dated as of August 21, 2002, by and among the Company, Renaissance US Growth & Income Trust PLC, a public limited company registered in England and Wales, BFSUS Special Opportunities Trust PLC, a public limited company registered in England and Wales, as lenders, and Renaissance Capital Group, Inc., a Texas corporation, as agent, and John Roblin, Arnold Schumsky and Stuart Sternberg, as additional lenders, and Stuart Sternberg, as agent for the additional lenders [incorporated by reference to Exhibit 10(o)(2) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on August 23, 2002].

10(i)(9) Form of 8.00% Convertible Debentures, dated August 21, 2002, issued by the Registrant to Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to
           Exhibit 10(o)(3) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on August 23, 2002].

10(i)(10)  Acknowledgment, Agreement and Reaffirmation of Guarantors, dated as of August 21, 2002, by Cover-All Systems, Inc. in favor of Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(o)(4) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on August 23, 2002].

10(i)(11)  First Amendment to 8.00% Convertible Debentures Due 2009 and Second
           Amendment to 8.00% Convertible Debentures Due 2008, dated as of June 29, 2004 [incorporated by reference to Exhibit 10(i)(11) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 16, 2004].

10(i)(12)  Third Amendment to the Convertible Loan Agreements, dated as of June
           29, 2004, by and among the Company, Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc. [incorporated by reference to Exhibit 10(i)(12) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 16, 2004].

10(i)(13)  Form of Revised 8.00% Convertible Debenture Due 2008 [incorporated by reference to Exhibit 10(i)(13) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 16, 2004].

10(i)(14)  Form of Revised 8.00% Convertible Debenture Due 2009 [incorporated by reference to Exhibit 10(i)(14) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 16, 2004].

21 Subsidiaries of the Registrant [incorporated by reference to Exhibit 21 to the Registrant's 10-K (Commission File No. 0-13124) filed on April 11, 1996].

23         Consent of Moore Stephens, P.C.

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

-----------------------------------------

*    Filed herewith
**   Previously filed

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COVER-ALL TECHNOLOGIES INC.


Date:  August 17, 2004             By: /s/ John W. Roblin
                                      ------------------------------------------
                                       John W. Roblin
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         SIGNATURES                         TITLE                                    DATE
         ----------                         -----                                    ----

/s/ John W. Roblin             Chairman of the Board, President                 August 17, 2004
--------------------------     and Chief Executive Officer
John W. Roblin                 (Principal Executive Officer)

 /s/ Ann F. Massey             Chief Financial Officer, Controller and          August 17, 2004
--------------------------     Secretary (Principal Financial Officer and
 Ann F. Massey                 Principal Accounting Officer)

 /s/ Russell Cleveland         Director                                         August 17, 2004
--------------------------
 Russell Cleveland

 /s/ Earl Gallegos             Director                                         August 17, 2004
--------------------------
 Earl Gallegos

 /s/ Mark D. Johnston          Director                                         August 17, 2004
--------------------------
 Mark D.  Johnston

 /s/ Robert A. Marshall        Director                                         August 17, 2004
--------------------------
 Robert A. Marshall

                                  EXHIBIT INDEX



   Exhibit No.                        Description of Exhibits
   -----------                        -----------------------

     10(g)(8) Security Agreement, dated as of June 28, 2001, among the Registrant, Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc.

     10(g)(9) Subsidiary Security Agreement, dated as of June 28, 2001, among Cover-All Systems, Inc. and Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc.

     10(h)(8) Security Agreement, dated as of June 28, 2001, among the Company, John Roblin, Arnold Schumsky and Stuart Sternberg.

     10(h)(9) Subsidiary Security Agreement, dated as of June 28, 2001, among Cover-All Systems, Inc. and John Roblin, Arnold Schumsky and Stuart Sternberg.

    10(h)(13)      Intercreditor Agreement, dated as of June 28, 2001, among
                   Renaissance US Growth & Income Trust PLC, BFSUS Special
                   Opportunities Trust PLC, and the other debenture holders who are signatories to this Agreement.

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