Form 10-Q
period 2004-09-30
COVER ALL TECHNOLOGIES INC
filed 2004-11-15
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2004 or

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

As of November 1, 2004, the registrant had 15,732,084 shares of common stock, par value $.01 per share, outstanding.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2004 (Unaudited)
         and December 31, 2003 (Audited).....................................  3

         Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 (Unaudited)................  5

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2004 and 2003 (Unaudited)................  6

         Notes to Consolidated Financial Statements (Unaudited)..............  7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 13

ITEM 3.  Quantitative and Qualitative Disclosures
         About Market Risk................................................... 17

ITEM 4.  Controls and Procedures............................................. 18

PART II: OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 19

ITEM 6.  Exhibits............................................................ 19

SIGNATURES    ............................................................... 20




                               . . . . . . . . . .


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------


                                                                             SEPTEMBER 30,           DECEMBER 31,
                                                                                 2004                   2003
                                                                          -------------------    -------------------
                                                                              (UNAUDITED)             (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents.........................................     $         388,819      $       1,193,173
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 and $25,000 in 2004 and 2003, respectively).........               782,377              1,680,082
   Other Receivable..................................................                 5,000                    309
   Prepaid Expenses..................................................               443,066                353,063
                                                                          -------------------    -------------------

   Total Current Assets..............................................             1,619,262              3,226,627
                                                                          -------------------    -------------------

Property and Equipment - At Cost:
   Furniture, Fixtures and Equipment.................................             1,387,440              1,376,998
   Less:  Accumulated Depreciation...................................            (1,242,729)            (1,245,631)
                                                                          -------------------    -------------------

   Property and Equipment - Net......................................               144,711                131,367
                                                                          -------------------    -------------------

Capitalized Software (Less Accumulated Amortization of
   $6,935,215 and $6,197,478, respectively)..........................             1,989,123              1,903,470
                                                                          -------------------    -------------------

Deferred Financing Costs (Net of Accumulated Amortization of
   $103,000 and $77,146, respectively)...............................               138,311                164,165
                                                                          -------------------    -------------------

Other Assets.........................................................                59,335                59,335
                                                                          -------------------    -------------------

   Total Assets......................................................     $       3,950,742      $      5,484,964
                                                                          ===================    ===================


               The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------

                                                                             SEPTEMBER 30,           DECEMBER 31,
                                                                                 2004                   2003
                                                                          -------------------    -------------------
                                                                              (UNAUDITED)             (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
   Accounts Payable..................................................     $       455,302        $       122,146
   Accrued Liabilities...............................................             363,823                375,546
   Convertible Debentures ...........................................             145,416                 99,484
   Convertible Debentures - Related Party............................               8,142                  5,852
   Unearned Revenue..................................................           1,090,625              2,446,280
                                                                          -------------------    -------------------

   Total Current Liabilities.........................................           2,063,308              3,049,308
                                                                          -------------------    -------------------

Long-Term Liabilities:
   Convertible Debentures............................................           2,155,101              2,300,516
   Convertible Debentures - Related Party............................              86,006                 94,148
                                                                          -------------------    -------------------

   Total Long-Term Liabilities.......................................           2,241,107              2,394,664
                                                                          -------------------    -------------------

   Total Liabilities.................................................           4,304,415               5,443,972
                                                                          -------------------    -------------------

Commitments and Contingencies........................................                   --                     --
                                                                          -------------------    -------------------

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     18,223,084 and 17,846,218 Shares Issued and 15,723,084 and
     15,346,218 Shares Outstanding, Respectively.....................             182,231                178,462

Capital In Excess Of Par Value.......................................          26,259,726             26,150,447

Accumulated Deficit..................................................         (26,092,630)           (25,584,917)

Treasury Stock - At Cost - 2,500,000 Shares..........................            (703,000)              (703,000)
                                                                          -------------------    -------------------

Total Stockholders' Equity (Deficit).................................            (353,673)                40,992
                                                                          -------------------    -------------------

Total Liabilities and Stockholders' Equity (Deficit).................     $     3,950,742        $     5,484,964
                                                                          ===================    ===================


               The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                   -------------------------------  -------------------------------
                                                         2004             2003            2004             2003
                                                   --------------- ---------------  --------------- ---------------
REVENUES:
     Licenses....................................  $       240,106 $       195,000  $     1,027,114 $       483,100
     Maintenance.................................        1,059,753       1,111,836        3,362,243       3,347,641
     Professional Services.......................          185,575         325,300          608,836       1,264,775
     Applications Service Provider ("ASP")
        Services.................................          154,198         140,956          462,594         459,929
                                                   --------------- ---------------  --------------- ---------------
     TOTAL REVENUES..............................        1,639,632       1,773,092        5,460,787       5,555,445
                                                   --------------- ---------------  --------------- ---------------
COST OF REVENUES:
     Licenses....................................          353,658         202,732        1,022,824         607,848
     Maintenance.................................          690,223         654,559        2,060,578       1,948,996
     Professional Services.......................          102,845          97,701          332,597         356,805
     ASP Services................................           22,552          41,866           65,199         154,561
                                                   --------------- ---------------  --------------- ---------------
     TOTAL COST OF REVENUES......................        1,169,278         996,858        3,481,198       3,068,210
                                                   --------------- ---------------  --------------- ---------------
     DIRECT MARGIN...............................          470,354         776,234        1,979,589       2,487,235
                                                   --------------- ---------------  --------------- ---------------
OPERATING EXPENSES:
     Sales and Marketing.........................          249,278         230,589          919,256         728,770
     General and Administrative..................          327,274         323,482          915,076         907,012
     Research and Development....................          194,151         137,231          507,065         403,805
                                                   --------------- ---------------  --------------- ---------------
     TOTAL OPERATING EXPENSES....................          770,703         691,302        2,341,397       2,039,587
                                                   --------------- ---------------  --------------- ---------------
     OPERATING INCOME (LOSS).....................         (300,349)         84,932         (361,808)        447,648
                                                   --------------- ---------------  --------------- ---------------
OTHER INCOME (EXPENSE):
     Interest Expense............................          (48,014)        (49,136)        (143,751)       (146,573)
     Interest Expense - Related Party............           (1,977)         (2,017)          (5,966)         (5,984)
     Interest Income.............................              320           1,682            3,812           9,109
                                                   --------------- ---------------  --------------- ---------------
     TOTAL OTHER INCOME (EXPENSE)................          (49,671)        (49,471)        (145,905)       (143,448)
                                                   --------------- ---------------  --------------- ---------------
     INCOME (LOSS) BEFORE INCOME TAXES...........         (350,020)         35,461         (507,713)        304,200
                                                   --------------- ---------------  --------------- ---------------
INCOME TAXES.....................................               --           3,191               --          27,377
                                                   --------------- ---------------  --------------- ---------------
NET INCOME (LOSS)................................  $     (350,020) $        32,270  $     (507,713) $       276,823
                                                   =============== ===============  =============== ===============
BASIC EARNINGS (LOSS) PER COMMON SHARE...........  $        (0.02) $          0.00  $        (0.03) $          0.02
                                                   =============== ===============  =============== ===============

DILUTED EARNINGS (LOSS) PER COMMON SHARE.........  $        (0.02) $          0.00  $        (0.03) $          0.02
                                                   =============== ===============  =============== ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR BASIC EARNINGS (LOSS) PER
     COMMON SHARE................................       15,618,000      15,345,000       15,445,000      15,339,000
                                                   =============== ===============  =============== ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR DILUTED EARNINGS (LOSS) PER
     COMMON SHARE................................       15,618,000      24,342,000       15,445,000      24,219,000
                                                   =============== ===============  =============== ===============


               The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                              ------------------------------------
                                                                                    2004                2003
                                                                              ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)....................................................    $      (507,713)    $       276,823
     Adjustments to Reconcile Net Income (Loss) to
        Net Cash Provided From (Used For) Operating Activities:
            Depreciation..................................................             59,774              66,062
            Amortization of Capitalized Software..........................            737,737             360,923
            Amortization of Deferred Financing Costs......................             25,854              25,854
     Changes in Assets and Liabilities:
        (Increase) Decrease in:
            Accounts Receivable...........................................            897,705               8,076
            Prepaid Expenses..............................................            (90,003)            (55,282)
            Other Receivable..............................................             (4,691)            240,672
            Other Assets..................................................                 --                  --
        Increase (Decrease) in:
            Accounts Payable..............................................            333,156            (115,258)
            Taxes Payable.................................................                 --             (52,523)
            Accrued Liabilities...........................................            (11,723)           (399,550)
            Unearned Revenue..............................................         (1,355,655)           (828,340)
                                                                              ----------------    ----------------
     Net Cash Provided From (Used For) Operating Activities..............              84,441            (472,543)
                                                                              ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures................................................             (73,118)            (56,045)
     Capitalized Software Expenditures...................................            (823,390)           (765,288)
                                                                              ----------------    ----------------
     Net Cash (Used For) Provided From Investing Activities..............            (896,508)           (821,333)
                                                                              ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Exercise of Stock Options.............................               7,713               3,035
                                                                              ----------------    ----------------
     Net Cash Provided From (Used For) Financing Activities..............               7,713               3,035
                                                                              ----------------    ----------------

CHANGE IN CASH AND CASH EQUIVALENTS.......................................           (804,354)         (1,290,841)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...........................          1,193,173           2,063,411
                                                                              ----------------    ----------------
CASH AND CASH EQUIVALENTS - END OF PERIOD.................................    $       388,819     $       772,570
                                                                              ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID DURING THE PERIODS FOR:
       Interest..........................................................     $       143,751     $       146,573
       Interest - Related Party..........................................               5,966               5,984
       Income Taxes......................................................                  --              79,900

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

     In July 2004, the holders of our 8% convertible debentures due 2008 elected to convert an aggregate of $90,780 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. In September 2004, certain of the holders of these convertible debentures due 2008 elected to convert an aggregate of $14,555 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share.

     The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


[1]  GENERAL

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003. While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior period have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of its subsidiary. All material intercompany transactions and balances have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of September 30, 2004, and the results of their operations for the three and nine month periods ended September 30, 2004 and 2003, and their cash flows for the nine month periods ended September 30, 2004 and 2003. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for a full year.

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

On August 21, 2002, we, by amendment to the 2008 Debentures, raised an additional $700,000 through the sale of 8.00% convertible debentures due 2009 (the "2009 Debentures") to Renaissance US Growth and Income Trust PLC and BFS US Special Opportunities Trust PLC. The funds raised from the transaction were used for working capital purposes. The 2009 Debentures are convertible into shares of our common stock initially at $0.30 per share, subject to adjustment. The related financing costs incurred of $54,220 in connection with establishing the 2009 Debentures

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


have been deferred and are being amortized over the life of the debt. The Convertible Loan Agreements currently prohibit the payment of dividends without written consent of the holders.

The issuance of the 2009 Debentures caused a reduction in the conversion price of the 2008 Debentures from $0.50 per share to $0.30 per share.

As of September 30, 2004, we were not in compliance with one of the financial covenants of the Convertible Loan Agreements, and as of such date, we received limited waivers to the Convertible Loan Agreements under which the holders of the debentures waived such non-compliance.

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

In July 2004, the holders of the 2008 Debentures elected to convert an aggregate of $90,780 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. In September 2004, certain of the holders of the 2008 Debentures elected to convert an aggregate of $14,555 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share.

At September 30, 2004, principal payments due on the convertible debentures are as follows:

        2005............................................   $    153,558
        2006............................................        254,623
        2007............................................        225,694
        2008............................................      1,278,173
        Thereafter......................................        482,617
                                                           ------------

                 TOTAL..................................   $  2,394,665
                                                           ============

[3]  EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30, 2004
                                                          ------------------------------------------------------
                                                               INCOME             SHARES             PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                          --------------     -----------------     -------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................      $   (350,020)           15,617,749       $     (0.02)
Interest Reversal Convertible Debentures
  (Net of Tax).......................................                --                    --                --
Effect of Dilutive Securities:
  Exercise of Options................................                --                    --                --
  Exercise of Warrants...............................                --                    --                --
  Conversion of Convertible Debentures...............                --                    --                --
                                                          --------------     -----------------     -------------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................      $   (350,020)           15,617,749       $     (0.02)
                                                          ==============     =================     =============


                                                                         FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2004
                                                          ------------------------------------------------------
                                                               INCOME             SHARES             PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                          --------------     -----------------     -------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................      $   (507,713)           15,445,160       $     (0.03)
 Interest Reversal Convertible Debentures
   (Net of Tax)......................................                --                    --                --
Effect of Dilutive Securities:
  Exercise of Options................................                --                    --                --
  Exercise of Warrants...............................                --                    --                --
  Conversion of Convertible Debentures...............                --                    --                --
                                                          --------------     -----------------     -------------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................      $   (507,713)           15,445,160       $     (0.03)
                                                          ==============     =================     =============

The Company's options and warrants were not included in the computation of EPS for the periods ended September 30, 2004 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the periods ended September 30, 2004 because it would be antidilutive.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30, 2003
                                                          ------------------------------------------------------
                                                               INCOME             SHARES             PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                          --------------     -----------------     -------------
Basic EPS:
 Income Available to Common
   Stockholders......................................      $     32,270            15,345,348       $      0.00
Interest Reversal Convertible Debentures
  (Net of Tax).......................................            30,000                    --                --
Effect of Dilutive Securities:
  Exercise of Options................................                --               580,785                --
  Exercise of Warrants...............................                --                82,950                --
  Conversion of Convertible Debentures...............                --             8,333,333                --
                                                          --------------     -----------------     -------------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................      $     62,270            24,342,416       $      0.00
                                                          ==============     =================     =============


                                                                         FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2003
                                                          ------------------------------------------------------
                                                               INCOME             SHARES             PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                          --------------     -----------------     -------------
Basic EPS:
 Income Available to Common
   Stockholders......................................      $    276,823            15,339,143       $      0.02
 Interest Reversal Convertible Debentures
   (Net of Tax)......................................            90,000                    --                --
Effect of Dilutive Securities:
  Exercise of Options................................                --               471,575                --
  Exercise of Warrants...............................                --                75,202                --
  Conversion of Convertible Debentures...............                --             8,333,333                --
                                                          --------------     -----------------     -------------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................      $    366,823            24,219,253       $      0.02
                                                          ==============     =================     =============

Options to purchase 1,281,750 shares of common stock at prices ranging from $.60 to $4.00 per share were outstanding at September 30, 2003, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period ($.53).

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


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

For the three and nine months ended September 30, 2004 and 2003, the Company was not required to record compensation expense for stock option grants.

Had compensation cost for the stock-based employee compensation plans been determined based on the fair values of awards on the grant date, estimated using the Black-Scholes option pricing model, which would be consistent with the method described in SFAS No. 123, the Company's reported net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below:


                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                   -----------------------------------------
                                                                         2004                     2003
                                                                   ----------------         ----------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net Income (Loss) as Reported...........................          $       (350)             $         32
   Deduct:  Amount by which stock-based employee
            compensation as determined under fair value
            based method for all awards exceeds the
            compensation as determined under the intrinsic
            value method...................................          $        (25)             $          9
   Pro Forma Net Income (Loss).............................          $       (375)             $         23
   Basic Earnings (Loss) Per Share as Reported.............          $      (0.02)             $       0.00
   Pro Forma Basic Earnings (Loss) Per Share...............          $      (0.02)             $       0.00
   Diluted Earnings (Loss) Per Share as Reported...........          $      (0.02)             $       0.00
   Pro Forma Diluted Earnings (Loss) Per Share.............          $      (0.02)             $       0.00



                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -----------------------------------------
                                                                         2004                     2003
                                                                   ----------------         ----------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net Income (Loss) as Reported...........................          $       (508)             $        277
   Deduct:  Amount by which stock-based employee
            compensation as determined under fair value
            based method for all awards exceeds the
            compensation as determined under the intrinsic
            value method...................................          $        (75)             $         29
   Pro Forma Net Income (Loss).............................          $       (583)             $        248
   Basic Earnings (Loss) Per Share as Reported.............          $      (0.03)             $       0.02
   Pro Forma Basic Earnings (Loss) Per Share...............          $      (0.04)             $       0.02
   Diluted Earnings (Loss) Per Share as Reported...........          $      (0.03)             $       0.02
   Pro Forma Diluted Earnings (Loss) Per Share.............          $      (0.04)             $       0.02

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure - An Amendment of FASB Statement No. 123." This Statement provides alternative accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method used in reporting results. We have elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continue to account for our stock-based employee compensation plans under APB Opinion No. 25 and related interpretations and, therefore, the transaction provisions will not have an impact on our financial position or results of operations. The required expanded interim disclosures are provided above.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     CERTAIN OF THE MATTERS DISCUSSED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, MATTERS DISCUSSED UNDER THIS ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY CONSTITUTE FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT) AND ARE SUBJECT TO THE OCCURRENCE OF CERTAIN CONTINGENCIES WHICH MAY NOT OCCUR IN THE TIME FRAMES ANTICIPATED OR OTHERWISE, AND, AS A RESULT, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. IN ADDITION TO OTHER FACTORS AND MATTERS DISCUSSED ELSEWHERE IN THIS REPORT ON FORM 10-Q AND IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 29, 2004, AS AMENDED, AND OTHER PERIODIC REPORTS FILED, THESE RISKS, UNCERTAINTIES AND CONTINGENCY INCLUDE, BUT ARE NOT LIMITED TO, RISKS ASSOCIATED WITH INCREASED COMPETITION, CUSTOMER DECISIONS, THE SUCCESSFUL COMPLETION OF CONTINUING DEVELOPMENT OF NEW PRODUCTS, THE SUCCESSFUL NEGOTIATION, EXECUTION AND IMPLEMENTATION OF ANTICIPATED NEW SOFTWARE CONTRACTS, THE SUCCESSFUL ADDITION OF PERSONNEL IN THE MARKETING AND TECHNICAL AREAS AND OUR ABILITY TO COMPLETE DEVELOPMENT AND SELL AND LICENSE OUR PRODUCTS AT PRICES WHICH RESULT IN SUFFICIENT REVENUES TO REALIZE PROFITS, AND OTHER BUSINESS FACTORS BEYOND OUR CONTROL.

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

     We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services. Total revenue for the three and nine months ended September 30, 2004 decreased to $1,640,000 and $5,461,000, respectively, from $1,773,000 and $5,555,000, respectively, for the three and nine months ended September 30, 2003, mainly due to a decrease in professional services revenue.

     The following is an overview of the key components of our revenue and other important financial data for the three and nine months ended September 30, 2004:

     SOFTWARE LICENSES. We signed one new customer license in the first nine months of 2004. Our license revenue in the three and nine months ended September 30, 2004 of $240,000 and $1,027,000, respectively, was from one new customer and existing customers who chose to renew, add onto or extend their use of our software. For the three and nine months ended September 30, 2003, we generated $195,000 and $483,000, respectively, in license revenue.

     MAINTENANCE. Maintenance revenue was $1,060,000 and $3,362,000, respectively, in the three and nine months ended September 30, 2004 compared to $1,112,000 and $3,347,000, respectively, in the same periods in 2003. The slight increase in the first nine months of 2004 was mainly due to annual increases to existing customers.

     PROFESSIONAL SERVICES. The decrease in professional services revenue, from $325,000 and $1,265,000, respectively, in the three and nine months ended September 30, 2003 to $186,000 and $609,000, respectively, in the same periods of 2004, was a result of decreased demand for customizations from our current customer base.

     ASP SERVICES. ASP services revenue was $141,000 and $460,000 in the first three and nine months of 2003 compared to $154,000 and $463,000, respectively, in the same periods in 2004.

     INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES. Income (loss) before provision for income taxes was $(350,000) and $(508,000) in the three and nine months ended September 30, 2004 compared to $35,000 and $304,000, respectively, in the same periods of 2003 primarily due to a reduction in professional services revenue and an increase in sales and marketing expenses.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


     NET INCOME (LOSS). Net income (loss) for the three and nine months ended September 30, 2004 decreased to $(350,000) and $(508,000), respectively, from $32,000 and $277,000 in the same periods of 2003 as a result of a reduction in professional services revenue and an increase in sales and marketing expenses.

     CASH FLOW. We generated $84,000 in positive cash flow from operations in the first nine months of 2004 and ended the period with $389,000 in cash and cash equivalents and $782,000 in accounts receivable.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:


                                                           THREE MONTHS                   NINE MONTHS
                                                       ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                    --------------------------     -------------------------
                                                       2004            2003           2004           2003
                                                    ----------      ----------     ----------     ----------
REVENUES:
   License                                              14.7%           11.0%         18.8%           8.7%
   Maintenance                                          64.6            62.7          61.6           60.2
   Professional Services                                11.3            18.3          11.1           22.8
   Applications Service Provider ("ASP")
   Services                                              9.4             8.0           8.5            8.3
                                                    ----------      ----------     ----------     ----------
   TOTAL REVENUES                                      100.0           100.0         100.0          100.0
                                                    ----------      ----------     ----------     ----------

COST OF REVENUES:
   License                                              21.5            11.4          18.7           10.9
   Maintenance                                          42.1            36.9          37.7           35.1
   Professional Services                                 6.3             5.5           6.1            6.4
   ASP Services                                          1.4             2.4           1.2            2.8
                                                    ----------      ----------     ----------     ----------
   TOTAL COST OF REVENUES                               71.3            56.2          63.7           55.2
                                                    ----------      ----------     ----------     ----------
   DIRECT MARGIN                                        28.7            43.8          36.3           44.8
                                                    ----------      ----------     ----------     ----------

OPERATING EXPENSES:
   Sales and Marketing                                  15.2            13.0          16.8           13.1
   General and Administrative                           20.0            18.3          16.8           16.3
   Research and Development                             11.8             7.7           9.3            7.3
                                                    ----------      ----------     ----------     ----------
   TOTAL OPERATING EXPENSES                             47.0            39.0          42.9           36.7
                                                    ----------      ----------     ----------     ----------
   OPERATING INCOME (LOSS)                             (18.3)            4.8          (6.6)           8.1
                                                    ----------      ----------     ----------     ----------

OTHER EXPENSE (INCOME):
   Interest Expense                                     (3.0)           (2.9)         (2.8)          (2.8)
   Interest Income                                        --             0.1           0.1            0.2
                                                    ----------      ----------     ----------     ----------
   TOTAL OTHER EXPENSE (INCOME)                         (3.0)           (2.8)         (2.7)          (2.6)
                                                    ----------      ----------     ----------     ----------
   INCOME (LOSS) BEFORE INCOME TAXES                   (21.3)            2.0          (9.3)           5.5
                                                    ----------      ----------     ----------     ----------

INCOME TAXES                                              --             0.2            --            0.5
                                                    ----------      ----------     ----------     ----------
NET INCOME (LOSS)                                      (21.3)%           1.8%         (9.3)%          5.0%
                                                    ----------      ----------     ----------     ----------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

     Total revenues for the three months ended September 30, 2004 were $1,640,000 as compared to $1,773,000 for the same period in 2003. License fees were $240,000 for the three months ended September 30, 2004 compared to $195,000 in the same period in 2003 as a result of sales to existing customers in 2004. For the three months ended September 30, 2004, maintenance revenues were $1,060,000 compared to $1,112,000 in the same period of the prior year. Professional services revenue contributed $186,000 in the three months ended September 30, 2004 compared to $325,000 in the third quarter of 2003, as a result of decreased demand for customizations from our current customer base. For the three months ended September 30, 2004, ASP revenues were $154,000 as compared to $141,000 in the same period for the prior year. For the nine months ended September 30, 2004, total revenues were $5,461,000 compared to $5,555,000 in the same period of the prior year.

     Cost of sales increased to $1,169,000 and $3,481,000 for the three and nine months ended September 30, 2004 as compared to $997,000 and $3,068,000 for the same periods in 2003, due to staff-related expenses. Non-cash capitalized software amortization was $251,000 and $738,000 for the three and nine months ended September 30, 2004 as compared to $120,000 and $361,000 for the same periods in 2003. We capitalized $229,000 and $823,000 of software development costs in the three and nine months ended September 30, 2004 as compared to $321,000 and $765,000 in the same periods in 2003.

     Research and development expenses were $194,000 and $507,000 for the three and nine months ended September 30, 2004 compared to $137,000 and $404,000 for the same periods in 2003. We continue to enhance the functionality of our products and to refine our processes in response to customer needs.

     Sales and marketing expenses were $249,000 and $919,000 for the three and nine months ended September 30, 2004 as compared to $231,000 and $729,000 in the same periods of 2003 primarily due to an increase in staffing and advertising and promotion expenses in 2004.

     General and administrative expenses were $328,000 and $915,000 in the three and nine months ended September 30, 2004 as compared to $323,000 and $907,000 in the same periods in 2003 primarily due to an increase in staffing costs in the first nine months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily from cash flow from operations and the proceeds from our 2008 Debentures and 2009 Debentures.

     At September 30, 2004, we had cash and cash equivalents of $389,000 compared to cash and cash equivalents of $773,000 at September 30, 2003. The decrease in cash and cash equivalents is primarily attributable to the reduction in professional services sales and an increase in sales and marketing expenses.

     The 2008 Debentures were issued with an aggregate principal amount of $1,800,000, and the 2009 Debentures were issued with an aggregate principal amount of $700,000. Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum. We made approximately $150,000 of interest payments on the debentures during the first nine months of 2004 and 2003. The 2008 Debentures and 2009 Debentures mature on July 1, 2008 and September 1, 2009, respectively, unless the debentures are earlier redeemed by us or the holder upon the occurrence of certain events specified in the debentures or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures.

     As of September 30, 2004, we were not in compliance with one of the financial covenants of the Convertible Loan Agreements, and as of such date, we received limited waivers to the Convertible Loan Agreements under which the holders of the debentures waived such non-compliance.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


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

     In July 2004, the holders of the 2008 Debentures elected to convert an aggregate of $90,780 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. In September 2004, certain of the holders of the 2008 Debentures elected to convert an aggregate of $14,555 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share.

     At September 30, 2004, we had a working capital deficit of $(444,000) compared to working capital of $248,000 at September 30, 2003.

     At December 31, 2003, we had approximately $21,900,000 of federal net operating tax loss carryforwards expiring at various dates through 2023 The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time, including the stock which may be issued related to our outstanding convertible debentures and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

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

OFF-BALANCE SHEET TRANSACTIONS

     We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The SEC has issued cautionary advice to elicit more precise disclosure in this Item 2, MD&A, about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments.

     The preparation of financial documents in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates. On an on-going basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts, a valuation allowance for our deferred tax assets and determining the recoverability of our long-lived assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from the amounts estimated and recorded in our financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     o    Revenue Recognition
     o    Valuation of Capitalized Software
     o    Valuation of Allowance for Doubtful Accounts Receivable

REVENUE RECOGNITION

     Our revenues are recognized in accordance with SOP 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4, "Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." Revenue from the sale of software licenses is predominately from standardized software and is recognized when standard software modules are delivered and collectibility is probable. Revenue from software maintenance contracts is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

VALUATION OF CAPITALIZED SOFTWARE

     Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. As we have completed its software development concurrently with the establishment of technological feasibility, it has commenced capitalizing these costs. Amortization is calculated on a product-by-product basis as the greater of the amount computed using (a) the ration that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product. At each balance sheet date, the unamortized capitalized costs of each computer software product is compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

VALUATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

     Management's estimate of the allowance for doubtful accounts is based on historical information, historical loss levels, and an analysis of the collectibility of individual accounts. We routinely assess the financial strength of our customers and based upon factors concerning credit risk, establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


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

     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                * * * * * * * * *

Statements in this Form 10-Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause the Company's actual results in future periods to differ materially from expected results. Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control. Those and other risks are described in the Company's filings with the SEC over the last 12 months, including our Form 10-K filed with the SEC on March 29, 2004, as amended, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The partial conversion in September of 2004 of an aggregate of $14,555 in principal of our 2008 Debentures resulted in the issuance of a total of 48,519 shares of our common stock to the converting holders of such debentures. No cash proceeds were received by us in connection with the partial conversion of the 2008 Debentures. The shares of our common stock issued upon the conversion of the debentures were issued exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933 as an exchange of securities by an issuer with its existing security holders where no commission or other renumeration was paid or given directly or indirectly for soliciting such exchange.


ITEM 6. EXHIBITS.

     EXHIBIT
       NO.                             DESCRIPTION

   10(i)(15)   Limited Waiver to Convertible Loan Agreements, dated as of
               September 30, 2004, by and between Renaissance US Growth
               Investment Trust PLC and BFSUS Special Opportunities Trust PLC.

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

                               COVER-ALL TECHNOLOGIES INC.


Date: November 15, 2004        By: /s/ John W. Roblin
                                   -----------------------------------------------------
                                   John W. Roblin, Chairman of the Board of Directors,
                                   President and Chief Executive Officer



Date: November 15, 2004        By: /s/ Ann F. Massey
                                   -----------------------------------------------------
                                   Ann F. Massey, Chief Financial Officer