Form 10-K
period 2004-12-31
COVER ALL TECHNOLOGIES INC
filed 2005-03-25
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ___ TO ___ .

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $7,870,000 as of June 30, 2004 based on the closing price on June 30, 2004.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,748,084 shares of common stock, par value $.01 per share, as of March 14, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders ("Proxy Statement"), to be filed with the Securities and Exchange Commission (the "SEC") not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference as described in Part III.

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

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business ............................................................4

Item 2.   Properties .........................................................16

Item 3.   Legal Proceedings...................................................16

Item 4.   Submission of Matters to a Vote of Security Holders ................16

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities...................17

Item 6.   Selected Financial Data ............................................18

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..........................................20

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......... 27

Item 8.   Financial Statements and Supplementary Data ........................27

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........................................27

Item 9A.  Controls and Procedures ............................................27

Item 9B.  Other Information ..................................................28

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant .................29

Item 11.  Executive Compensation .............................................30

Item 12.  Security Ownership of Certain Beneficial Owners and Management .....30

Item 13.  Certain Relationships and Related Transactions .....................30

Item 14.  Principal Accounting Fees and Services .............................30

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules ............................30

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

PRODUCTS

    MY INSURANCE CENTER

        In December 2001, we announced the availability of My Insurance Center, referred to as "MIC," a customizable and configurable Internet-enabled software platform and suite of product components that was developed to provide insurance agents, brokers and carriers with integrated workflows and access to real-time information.

        MIC enables our customers to license our rating, policy issuance, billing and other software components into a fully-integrated platform that, among other things, eliminates redundant data entry. Information is stored in a client-centric database and becomes immediately available to other users or functions. MIC may be customized to generate user alerts when a user-specified condition occurs. Additionally, MIC has been designed to allow the customer to configure features according to their own look and feel preferences and workflow processes. For instance, the browser-based user interface allows employees, agents and other end-users to personalize their desktops so they see only the information they need or desire.

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

        MIC is being made available to users either for in-house implementation or through our ASP. Combined with our client-centric database, MIC has an integrated and flexible architecture designed to enable our customers to make rapid business and technological changes.

        MIC offers the following features and benefits:

                o DATA INTEGRATION - IPD is an integrated data repository that provides information to MIC quickly and inexpensively. Multiple software components share data to help integrate business functions, manage workflow and avoid duplicate data problems.

                o APPLICATION INTEGRATION; SINGLE SIGN-ON - MIC allows the end user to switch back and forth among applications without having to log in to individual applications, increasing a user's productivity. MIC provides a consolidated view of data from different software components and provides "hotlinks" enabling a customer to connect quickly to the specific module of the specific system. MIC offers the user fast access, pro-active alerts and real-time responsiveness.

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

                o SCALABILITY - MIC can grow with our customer's needs, measured in terms of the numbers of concurrent users, response times and other variables.

                o SECURITY - MIC can be configured to achieve appropriate levels of security on data transfer over the Internet. MIC is also designed to adapt to almost any organizational hierarchy and data level security needs with minimal set-up effort by the customer.

        MIC utilizes technology based on Oracle(R) 9i Application Server, Oracle 9i Database, J2EE and XML. MIC seamlessly integrates MIC Rating and Issuance and other business components (some of which are newly developed and others are based upon capabilities formerly offered as part of our Classic and TAS 2000 product lines, which are described below) and our Customer Insurance Database.

        MIC enables us to market the business components in "custom groupings," or as a service in an ASP environment, depending on customer needs.

    THE CLASSIC PRODUCT LINE / MIC RATING & ISSUANCE

        In December 1989, we purchased the assets related to the exclusive proprietary rights to a PC-based software application for policy rating and issuance for property and casualty insurance companies. This software uses a unique design that separates the "insurance product definition" from the actual technology "engines." The sophistication of this design has enabled us to stay current with technology innovations while preserving our "insurance knowledge" investment. This concept evolved into what is known today as the Classic product. During 2003 and 2004, this concept further evolved and the Classic product was significantly expanded and is now sold and marketed as MIC Rating & Issuance. Most of our Classic customers have upgraded to this new product: MIC Rating & Issuance.

        The Classic/MIC Rating & Issuance product supports the following functions:

                o       Data capture and editing
                o       Rating
                o       Policy issuance including multiple recipient print
                o All policy transactions including quotes, new lines, endorsements, renewals, audits and cancellations
                o       Policy database

        The original Classic product was designed to accommodate all lines of property and casualty insurance. It is especially effective in coping with the complexity and variability of commercial lines of insurance.

        This flexibility has been retained in MIC Rating & Issuance, and today we offer off-the-shelf support for more than 40 lines of commercial business in virtually all states and Puerto Rico. Our extensive experience in creating custom products combined with our proprietary tool set enables us to deliver support for new insurance products in short time frames.

        We developed significant new functionality in Classic in 2001 by making Insurance Policy Database available to our customers. IPD is designed to provide a sophisticated data repository based upon insurance industry data standards that would enable Classic customers easy and immediate access to their policy information. IPD enables us and our customers to build sophisticated interfaces to other software components. Today MIC Rating & Issuance is sold and marketed as a web-based solution with an integrated database, and we no longer refer to the integrated database "IPD" as a stand-alone component.

        We designed the Classic/MIC Rating & Issuance product to reduce the complexity of the insurance process for the user. The product performs complete editing as the data is entered so that errors can be corrected immediately. The software is designed to operate over an intranet on a server or over the Internet using a browser.

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

        During the latter part of 2002, we developed a new "presentation layer" incorporating the latest technologies, such as Java and XML, to provide a very flexible and robust user interface over the Internet. This capability also included significant enhancements to our security and administration functions as well as a number of "usability" enhancements. These capabilities significantly expand and enhance the "core" rating and issuance capabilities of Classic. The new product is being sold and marketed as MIC Rating & Issuance. In early 2003, we developed capabilities for MIC Rating & Issuance to run on a Linux platform, a change designed to reduce operating costs for our customers.

        The Classic Rating and Policy Issuance Product (now replaced by MIC Rating & Issuance) has been and continues to be enhanced and updated with new technology. The sophisticated design of the product isolates insurance product knowledge from the application itself in datafiles, referred to as "Metadata." We have built an extensive knowledge base, estimated at more than 100 person-years of effort, in this Metadata that defines the details of virtually hundreds of insurance policy types and coverages for the Classic product.

        The MIC Rating & Issuance product line brings to the customer the following functions, features and capabilities:

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

        The design of MIC Rating & Issuance also allows us to stay current with changes in technology while re-using the intellectual capital invested in the insurance rules. Our upgrading the Classic product line to run on an intranet/Internet has enabled multiple users to contribute to the common data store. We have invested in additional upgrades to newer Internet technologies. We have also integrated this product to IPD and MIC. We have streamlined the support process with the goal to improve quality to our customers.

        The Classic/MIC Rating & Issuance product is in use in over 40 companies. Total Classic/MIC Rating & Issuance revenues were $8,648,000 for 2004, as compared to $6,826,000 for 2003 and $5,719,000 for 2002.

    TAS 2000

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

        Some of these components are now being integrated and marketed as part of the My Insurance Center offerings. Utilizing MIC and existing software business components, we can deliver a fully integrated platform for quoting and rating, policy issuance, policy administration, billing and reporting.

        The TAS 2000 product line was designed in the 1990's to bring new technology and additional functional capability to the property and casualty insurance industry. The data is organized around customers and integrates rating, billing, demographic, policy issuance, statistical and financial reporting functions so that information is only captured once by the customer. This is designed to reduce the customer's expenses and errors as well as improve timeliness and service quality to the customer. The data is accessible for creating management reports utilizing custom or general-purpose tools. These functional components have also been built out and implemented for workers compensation. This product suite is known as TAS Comp.

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

        Total TAS 2000 revenues were $626,000 for 2004, $698,000 for 2003 and $2,423,000 for 2002.

MY INSURANCE CENTER - CONTINUED DEVELOPMENT

        We have, through MIC, Classic and TAS 2000 components, a deep inventory of insurance software components combined with a sophisticated implementation platform. We expect to utilize these capabilities to expand and leverage our ability to respond to broadening marketplace and new customer opportunities with solutions that address the special needs of carriers, managing general agents, agents, brokers and third party providers with both off-the-shelf and custom solutions. Our user interface capabilities of the MIC product are being enhanced with more functionality as well as the addition of highly sophisticated web services and information access tools. We also intend to continue to enhance our functional components based upon market demand, existing customer needs, new capabilities offered by Web Services as well as changes in technology (for example, support for personal digital assistants, or PDAs), especially Internet technologies. We are also developing integration and inter-connection capabilities for MIC to exchange data with third party systems which should bring significant benefit to our customers by reducing data entry and reducing the exposure to errors & omissions liability.

        We are also increasing and enhancing our services portfolio. We have expanded our professional services with conversion and interface offerings. We are developing new rule-based capabilities to enable us to implement data exchange services that will save our customers time and effort converting to our products or linking our products to existing systems. We also have developed a "custom" service offering for customers who desire specially-tailored services, service level agreements and other services that enable them to achieve their business objectives. Our ASP will also continue to be enhanced with additional functionality and customer options.

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

MARKETING

        We maintain an in-house sales and marketing staff. We also utilize distributors, outside consultants and other complimentary service providers to market our products. We are continuing to redesign our Internet site and establish linkages to portals and other web sites. This is an on-going effort that we will continue to expand in 2005 as we focus on the Internet as the primary source of information about our products and services. We also participate in and display and demonstrate our software products at industry trade shows. Our consulting staff, business partners and other third parties also generate sales leads.

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

        Research and development expenses were $760,000, $533,000 and $600,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

BACKLOG

        We had no license, maintenance, professional services or ASP backlog of unbilled work as of December 31, 2004.

MAJOR CUSTOMERS

        Our product line is in use in over 40 companies. For the years ended December 31, 2004, 2003 and 2002, we had only one customer in any of those years contribute revenues in excess of 10% of our total revenues. AIGT generated 31% and 11% of our revenues for the years ended December 31, 2004 and 2003, respectively. Accident Fund generated 30% of our revenues for the year ended December 31, 2002.

        We had no export sales in 2004, 2003 or 2002.

EMPLOYEES

        We had on average 50 employees during 2004. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We believe that relations with our employees are good.

AVAILABLE INFORMATION

        Our website address is WWW.COVER-ALL.COM. We make available, free of charge, through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this report.

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

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

        WE HAVE ACHIEVED PROFITABILITY, BUT HAVE A HISTORY OF LOSSES AND WE MAY NOT BE PROFITABLE IN THE FUTURE.

        Although we have been profitable in each of the years since 2000, generating net income of approximately $767,000 for 2004, $392,000 for 2003, $877,000 for 2002 and $55,000 for 2001, there can be no assurance that we will be able to maintain profitability in the future. We incurred net losses of approximately $2,412,000 for 2000 and $2,820,000 for 1999. We continue to invest significantly in sales and marketing while furthering our efforts of investing in technology infrastructure and research and development. As a result, we must generate significant revenues to achieve and maintain profitability. We may not be able to sustain profitability on an annual basis in the future.

        WE MAY NEED ADDITIONAL FINANCING IN ORDER TO CONTINUE TO DEVELOP OUR BUSINESS.

        In 2001 and 2002, we completed two rounds of debt financing through the sale of 8% convertible debentures due in 2008 ("2008 Debentures") and 2009 ("2009 Debentures"), respectively, to Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and certain other investors, with an aggregate principal amount of $2,500,000. Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum. The 2008 Debentures mature on July 1, 2008 and the 2009 Debentures mature on September 1, 2009, unless the debentures are earlier redeemed by us or the holder or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures. We are required to repay principal on the 2008 Debentures and 2009 Debentures, commencing July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount. In 2004, the holders of the 2008 Debentures elected to convert all of their monthly principal installments due in 2004, totaling $105,335, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. In connection with this conversion, we issued to the holders of the 2008 Debentures an aggregate of 351,116 shares of our common stock. We made an aggregate of $198,000 of interest payments on the debentures during 2004, and we expect to make interest payments of approximately $183,000 in the aggregate during 2005.

        We will need additional financing to continue to fund the research and development of our software products and to expand and grow our business generally. To the extent that we will be required to fund operating losses, our financial position would deteriorate. We may not be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to further restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business, even though these actions might otherwise benefit our business. As of December 31, 2004, we had a net stockholders' equity of approximately $928,000 and a net working capital of approximately $900,000.

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

        WE DEPEND ON KEY PERSONNEL.

        Our success depends to a significant extent upon a limited number of members of senior management and other key employees, including John W. Roblin, our President and Chief Executive Officer, and Maryanne Gallagher, our Chief Operating Officer. Mr. Roblin's employment contract expires in December of 2006. We maintain key man life insurance on Mr. Roblin and Ms. Gallagher in the amount of $1,000,000 per individual. The loss of the service of one or more key managers or other key employees could have a significant and adverse effect upon our business, operating results or financial condition. In addition, we believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense. We may not be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results or financial condition.

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

        WE DEPEND ON EXISTING CUSTOMERS.

        In 2004 and 2003, our software products operations depended primarily on certain existing customers. One of these customers accounted for approximately 31% and 11% of our total revenues in 2004 and 2003, respectively. We anticipate that our operations will continue to depend upon the continuing business of our existing customers and the ability to attract new customers. As a result, the loss of one or more of our existing customers or our inability to continue to attract new customers could significantly and adversely affect our business, operating results and financial condition.

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

        WE MAY NOT GET THE FULL BENEFIT OF OUR TAX CREDITS.

        Under the United States Internal Revenue Code, companies that have not been operating profitably are allowed to apply certain of their past losses to offset future taxable income liabilities they may incur once they reach profitability. These amounts are known as net operating loss carryforwards. At December 31, 2004, we had approximately $21,900,000 of federal net operating tax loss carryforwards expiring at various dates through 2023. Because of certain provisions of the Tax Reform Act of 1986 related to change of control, however, we may not get the full benefit of these loss carryforwards. If we are limited from using net operating loss carryforwards to offset any of our income, this would increase our taxes owed and reduce our cash for operations.

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

        OUR SHARES ARE SUBJECT TO DILUTION AS A RESULT OF THE CONVERSION OF OUR CONVERTIBLE DEBENTURES AND THE EXERCISE OF OUR WARRANTS.

        DEBENTURES. As of December 31, 2004, the 2008 Debentures and the 2009 Debentures were convertible into an aggregate of 7,982,217 shares of our common stock. The 2008 Debentures mature on July 1, 2008 and the 2009 Debentures mature on September 1, 2009, unless the debentures are earlier redeemed by us or the holder upon the occurrence of certain events specified in the debentures or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. The conversion price with the respect to each of the debentures is subject to adjustment if and whenever we issue additional shares of our common stock for less than the then current conversion price per share, in which case the conversion price will be reduced to a new conversion price equal to the price per share of the additional stock issued. Pursuant to the terms of the debentures, the issuance or sale of additional shares of our common stock resulting from (1) the conversion of any of the debentures, (2) the exercise of warrants or employee or director stock options outstanding on the day that the debentures were issued or (3) the exercise of stock options to be granted in the future to employees or directors pursuant to our existing stock option plans, will not trigger any adjustment to the conversion price of the debentures.

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

ITEM 2. PROPERTIES

        Our headquarters is presently located in Fair Lawn, New Jersey where we occupy approximately 21,000 square feet under a lease which expires at May 31, 2005. Currently, we fully utilize this facility.

        On March 3, 2005 we signed an 89-month lease for approximately 20,000 square feet of office space located in Fairfield, New Jersey. This will serve as our new headquarters.

        We believe that each of our current and new headquarters is well maintained and adequate to meet our needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 2004.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades in the over-the-counter market on the OTC Bulletin Board. The quotations below reflect the high and low bid prices for our common stock since January 1, 2003 as traded in the over-the-counter market on the OTC Bulletin Board. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                             HIGH         LOW
                2004:                        ----         ---
                1st Quarter                 $0.80       $0.51
                2nd Quarter                  0.77        0.52
                3rd Quarter                  0.62        0.31
                4th Quarter                  0.62        0.30

                                             HIGH         LOW
                2003:                        ----         ---
                1st Quarter                 $0.70       $0.25
                2nd Quarter                  0.70        0.46
                3rd Quarter                  0.88        0.42
                4th Quarter                  0.75        0.52


        As of March 14, 2005, there were 539 holders of record of our common stock. This number does not include beneficial owners who may hold their shares in street name.

        We have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. In addition, the convertible loan agreements governing the 2008 Debentures and 2009 Debentures currently prohibit the payment of dividends by us without the prior written consent of the holders of such debentures.

        The closing sales price for our common stock on March 14, 2005 was $0.45, as reported by the OTC Bulletin Board.

        In July 2004 and September 2004, the holders of the 2008 Debentures elected to convert an aggregate of $90,780 and $14,555, respectively, in principal of such debentures, representing all of their monthly installments of principal due in 2004 under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. In connection with this conversion, we issued to the holders of the 2008 Debentures aggregate of 302,600 and 48,516 shares of our common stock in July 2004 and September 2004, respectively. No cash proceeds were received by us in connection with the partial conversion of the 2008 Debentures. The shares of our common stock issued upon the conversion of the debentures were issued exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933 as an exchange of securities by an issuer with its existing security holders where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected historical financial information as of December 31, 2004 and 2003, and for each of the years ended December 31, 2004, 2003 and 2002, have been derived from and should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this report. The selected historical consolidated financial information as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 have been derived from our audited consolidated financial statements which are not included in this report. All dollar amounts below are expressed in thousands, except per share data.

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

        The following is a summary of selected five-year consolidated financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000:

                                                 YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                          2004     2003    2002    2001    2000
                                         ------- ------- ------- ------- -------
STATEMENT OF OPERATIONS DATA:
Revenues..............................   $9,274  $7,524  $8,142  $6,263  $7,963
Income (loss) before income tax.......      816     392     738    (272) (2,916)
Net income (loss).....................      767     392     877      55  (2,412)
Net income (loss) per share - basic...     0.05    0.03    0.06    0.00   (0.14)
Net income (loss) per share - diluted.     0.04    0.02    0.04    0.00   (0.14)
Cash dividends per share..............   $   --  $   --  $   --  $   --  $   --

BALANCE SHEET DATA:
Cash and cash equivalents.............   $  144  $1,193  $2,063  $  431  $  422
Working capital (deficiency)..........      900     177     336  (1,114)     78
Total assets..........................    6,388   5,485   5,589   3,417   5,141
Short-term debt.......................      220     105      --      18      64
Long-term debt........................    2,175   2,395   2,500   1,800   3,018
Stockholders' equity (deficit)........      928      41    (354) (1,247) (1,370)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of selected quarterly financial data for the years ended December 31, 2004, 2003 and 2002:

                                                          QUARTER
                                          --------------------------------------
                                              1ST      2ND        3RD       4TH
                                          --------- --------- --------- --------
2004:
Total Revenues............................ $ 1,894   $1,927    $ 1,640   $ 3,813
Operating Income (Loss)...................      50     (112)      (300)    1,357
Net Income (Loss).........................       3     (161)      (350)    1,275
Basic Earnings (Loss) Per Common Share.... $  0.00   $(0.01)   $ (0.02)  $  0.08
Diluted Earnings (Loss) Per Common Share.. $  0.00   $(0.01)   $ (0.02)  $  0.07

                                                          QUARTER
                                          --------------------------------------
                                              1ST      2ND        3RD       4TH
                                          --------- --------- --------- --------
2003:
Total Revenues............................ $ 2,058   $ 1,724   $ 1,773   $ 1,969
Operating Income..........................     312        50        85        83
Net Income................................     242         2        32       116
Basic Earnings Per Common Share........... $  0.02   $  0.00   $  0.00   $  0.01
Diluted Earnings Per Common Share......... $  0.01   $  0.00   $  0.00   $  0.01

                                                          QUARTER
                                          --------------------------------------
                                              1ST      2ND        3RD       4TH
                                          --------- --------- --------- --------
2002:
Total Revenues............................ $ 1,737   $ 1,560   $ 1,465   $ 3,380
Operating Income (Loss)...................     119      (111)     (311)    1,209
Net Income (Loss).........................      82      (148)     (355)    1,298
Basic Earnings (Loss) Per Common Share.... $  0.01   $ (0.01)  $ (0.02)  $  0.08
Diluted Earnings (Loss) Per Common Share.. $  0.01   $ (0.01)  $ (0.02)  $  0.06

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

2004 OVERVIEW

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

        We earn revenue from software contract licenses, service fees from our software licensed through our application services provider ("ASP"), continuing maintenance fees for servicing our products and professional services. Total revenue in 2004 increased to $9,274,000 from $7,524,000 in 2003 due to an increase in license and ASP services revenue, which was partially offset by a decrease in maintenance and professional services revenue.

        The following is an overview of the key components of our revenue and other important financial data in 2004:

        SOFTWARE LICENSES. We signed one new customer license in 2004. Our license revenue in 2004 and 2003 of $3,435,000 and $995,000, respectively, was mainly from existing customers who chose to upgrade, renew, add onto or extend their use of our software.

        MAINTENANCE. The decrease in maintenance revenue, from $4,470,000 in 2003 to $4,356,000 in 2004, was mainly due to the loss of several existing customers.

        PROFESSIONAL SERVICES. The decrease in professional services revenue, from $1,457,000 in 2003 to $866,000 in 2004, was a result of decreased demand for customizations from our current customer base.

        ASP. ASP revenue increased from $602,000 in 2003 to $617,000 in 2004, due to an annual increase in an ASP agreement with an existing customer.

        INCOME BEFORE PROVISION FOR INCOME TAXES. Income before provision for income taxes increased from $392,000 in 2003 to $816,000 in 2004 primarily due to an increase in license revenue.

        NET INCOME. Net income for 2004 increased to $767,000 from $392,000 in 2003 as a result of an increase in license revenues.

        We continue to face several challenges to growth in 2005 mainly in the marketing and selling of our products and services to new customers. In addition, there are risks related to customers' acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize.

In response to these challenges, we are continuing to increase our sales and marketing effort. Consequently, we continue to anticipate incurring additional sales and marketing expense in advance of generating the corresponding revenue.

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

        Our revenues are recognized in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." Revenue from the sale of software licenses is predominately from standardized software and is recognized when standard software modules are delivered and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable. Revenue from software maintenance contracts is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

                                                         YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                         2004     2003     2002
                                                         ----     ----     ----
REVENUES:
         License                                         37.0%    13.2%    26.8%
         Maintenance                                     47.0     59.4     53.9
         Professional Services                            9.3     19.4     13.0
         Applications Service Provider ("ASP") Services   6.7      8.0      6.3
                                                        ------   ------   ------
         TOTAL REVENUES                                 100.0    100.0    100.0
                                                        ------   ------   ------

COST OF REVENUES:
         License                                         16.2     11.5     17.4
         Maintenance                                     29.9     35.7     27.7
         Professional Services                            4.7      6.0      5.1
         ASP Services                                     1.4      2.2      2.8
                                                        ------   ------   ------
         TOTAL COST OF REVENUES                          52.2     55.4     53.0
                                                        ------   ------   ------
         DIRECT MARGIN                                   47.8     44.6     47.0
                                                        ------   ------   ------

OPERATING EXPENSES:
         Sales and Marketing                             13.6     13.1     11.1
         General and Administrative                      15.1     17.4     17.4
         Research and Development                         8.2      7.1      7.4
         Provision for Doubtful Accounts                  0.2       --       --
                                                        ------   ------   ------
         TOTAL OPERATING EXPENSES                        37.1     37.6     35.9
                                                        ------   ------   ------
         OPERATING INCOME                                10.7      7.0     11.1
                                                        ------   ------   ------

OTHER EXPENSE (INCOME):
         Interest Expense                                 2.0      2.6      1.9
         Interest Expense - Related Party                 0.1      0.1      0.1
         Interest Income                                  0.0     (0.2)    (0.0)
         Other Expense                                    0.0      0.1       --
         Other Income                                    (0.2)    (0.8)      --
                                                        ------   ------   ------
         TOTAL OTHER EXPENSE (INCOME)                     1.9      1.8      2.0
                                                        ------   ------   ------
         INCOME BEFORE INCOME TAXES (BENEFIT)             8.8      5.2      9.1
                                                        ------   ------   ------
INCOME TAXES (BENEFIT)                                    0.5       --     (1.7)
                                                        ------   ------   ------
         NET INCOME                                       8.3%     5.2%    10.8%
                                                        ------   ------   ------

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

        REVENUES

        Total revenues were $9,274,000 for the year ended December 31, 2004 compared to $7,524,000 for the year ended December 31, 2003, an increase of 23%. License fees were $3,435,000 for the year ended December 31, 2004 compared to $995,000 in the same period in 2003 as a result of a license renewal by a major customer in 2004. The rate of entering into license agreements with new customers has slowed due in large part to continued weakness in technology capital spending by our target customers. For the year ended December 31, 2004, maintenance revenues were $4,356,000 compared to $4,470,000 in the prior year due to the loss of several customers. Professional services revenue contributed $866,000 for the year ended December 31, 2004 compared to $1,457,000 for the year ended December 31, 2003 as a result of decreased demand for customizations from our current customer base, which to a certain extent can be attributed to the conversion from Classic to MIC Rating & Issuance. The decrease in license agreements with new customers has adversely impacted our professional services revenue as we derive a substantial portion of our professional service revenue from implementation of new software license agreements. ASP revenues were $617,000 for the year ended December 31, 2004 compared to $602,000 for the year ended December 31, 2003.

        Cost of revenues increased to $4,836,000 for the year ended December 31, 2004 as compared to $4,170,000 for 2003 due to reduced staff-related expenses. Non-cash capitalized software amortization was $1,008,000 for the year ended December 31, 2004 as compared to $522,000 in 2003. We capitalized software development costs of $988,000 in 2004 compared to $1,027,000 in 2003.

        EXPENSES

        RESEARCH AND DEVELOPMENT. Research and development expenses in 2004 were $760,000 compared to $533,000 for the year ended December 31, 2003. The increase in research and development expenses is primarily due to increased staff and staff-related expenses. Research and development expenses are essential in maintaining our competitive position. We are continuing to enhance the functionality of our products and to define our processes in response to customer needs.

        SALES AND MARKETING. Sales and marketing expenses increased to $1,257,000 in 2004 compared to $984,000 in 2003. This increase was primarily due to an increase in staffing and advertising and promotion expenses in 2004.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1,404,000 in 2004 compared to $1,306,000 for the year ended December 31, 2003 primarily due to an increase in expenses related to employee compensation in 2004, including the addition of in-house counsel and earned bonuses.

        OTHER INCOME. We had $17,000 of other income for the year ended December 31, 2004 compared to $62,000 of other income for the year ended December 31, 2003. In 2004, the $17,000 of other income was related to late fees collected from customers. In 2003, $48,000 of other income was related to a settlement in connection with funds held in a bank account under the name "Warner Insurance Services, Inc." and $14,000 of other income was for late fees collected from customers.

        PROVISION FOR DOUBTFUL ACCOUNTS. We had a $22,000 provision for doubtful accounts in 2004. We had no provision for doubtful accounts in 2003.

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

        REVENUES

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

        OTHER INCOME. We had $62,000 of other income for the year ended December 31, 2003 compared to none for the year ended December 31, 2002. In 2003, the $48,000 of other income was related to a settlement in connection with funds held in a bank account under the name "Warner Insurance Services, Inc." and $14,000 of other income was for late fees collected from customers.

        PROVISION FOR DOUBTFUL ACCOUNTS. We had no provision for doubtful accounts in 2003 or 2002.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations primarily from cash flow from operations and the proceeds from our 2008 Debentures and 2009 Debentures.

        At December 31, 2004, we had cash and cash equivalents of $144,000 compared to cash and cash equivalents of $1,193,000 at December 31, 2003. The decrease in cash and cash equivalents was primarily attributable to the reduction in new license sales.

        At December 31, 2004, the 2008 Debentures had an aggregate outstanding principal amount of $1,695,000, and the 2009 Debentures had an aggregate outstanding principal amount of $700,000. We made an aggregate of $198,000 of interest payments on the debentures during 2004, and we expect to make interest payments of approximately $183,000 in the aggregate during 2005.

        As of December 31, 2004, we were in compliance with the financial covenants set forth in the convertible loan agreements governing these debentures.

        We are required to repay principal on the 2008 Debentures and 2009 Debentures, commencing July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount.

        In 2004, the holders of the 2008 Debentures elected to convert all of their monthly principal installments due in 2004, totaling $105,335, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash.

        At December 31, 2004, we had working capital of $900,000 compared to a working capital of $177,000 at December 31, 2003.

        At December 31, 2004, we had approximately $21,900,000 of federal net operating tax loss carryforwards expiring at various dates through 2023.

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

CONTRACTUAL OBLIGATIONS

        The following table summarizes our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

                                                                      PAYMENTS DUE BY PERIOD
                                                                      ----------------------
                                                                      (DOLLARS IN THOUSANDS)
                                                        LESS                                                    MORE
                                                        THAN                                                    THAN
        CONTRACTUAL OBLIGATIONS              TOTAL     1 YEAR     YEAR 2      YEAR 3     YEAR 4     YEAR 5   5 YEARS
                                             -----     ------     ------      ------     ------     ------    -------
-----------------------------------------
Operating Leases.........................    $195       $195      $  --      $  --      $  --      $  --     $  --

8% Convertible Debentures due
  2008 - principal(1)....................   1,695        193        171        151      1,180         --        --

8% Convertible Debentures due
  2008 - interest(1).....................     385        127        113        100         45         --        --

8% Convertible Debentures due
  2009 - principal(1)....................     700         28         76         68         60        468        --

8% Convertible Debentures due
  2009 - interest(1).....................     214         55         50         45         40         24        --
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total....................................  $3,189       $598       $410       $364     $1,325       $492      $ --
                                          =========  =========  =========  =========  =========  =========  =========

----------------------------------------------------------

(1) We issued 8% Convertible Debentures due 2008 with an aggregate principal amount of $1,800,000 and 8% Convertible Debentures due 2009 with an aggregate principal amount of $700,000. We are required to repay principal on the 2008 Debentures and 2009 Debentures, commencing July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount. In 2004, the holders of the 2008 Debentures elected to convert all of their monthly principal installments due in 2004, totaling $105,335, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures.

OFF-BALANCE-SHEET ARRANGEMENTS

        As of December 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67." This Statement amends Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for

(a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on our financial statements.

        In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment to APBO No. 29." This Statement amends Accounting Principles Board Opinion ("APBO") No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This is effective for fiscal periods beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on our financial statements.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, that we currently use. SFAS No. 123R requires us to adopt the new accounting provisions beginning on July 1, 2005. The adoption of this Statement is not expected to have a material impact on our financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

        There has been no change in the our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information, as of March 30, 2005, regarding our executive officers:

         NAME                    AGE                     POSITION
         -----                   ---                     ---------
         John W. Roblin           60       President and Chief Executive Officer

         Maryanne Z. Gallagher    43       Chief Operating Officer

         Frank R. Orzell          68       Senior Vice President

         Ann F. Massey            46       Chief Financial Officer

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

        MARYANNE Z. GALLAGHER has served as our Chief Operating Officer since February 2001. Prior to holding that position, Ms. Gallagher served as our Senior Vice President since January 2000. From November 1998 until December 1999, Ms. Gallagher served as our Vice President - Customer Service. Ms. Gallagher joined us in 1990 and has held various development and support positions in our Classic division through 1998.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)   THE FOLLOWING ARE FILED AS A PART OF THIS REPORT.

        (1)     FINANCIAL STATEMENTS

                Reference is made to the Index to Financial Statements on Page
                37.

        (2)     FINANCIAL STATEMENT SCHEDULE

                II - Valuation and qualifying accounts..............F-23

                All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

        (3)     EXHIBITS.

        The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

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

10(b)(1)+      1994 Stock Option Plan for Independent Directors adopted by the
               Board of Directors of the Registrant on November 10, 1994
               [incorporated by reference to Exhibit 10(n)(1) to the Registrant's Annual Report on Form 10-K (Commission File No.
               0-13124) filed on April 17, 1995].

10(b)(2)+      Form of Stock Option Agreement under the 1994 Stock Option Plan for Independent Directors [incorporated by reference to Exhibit
               10(n)(2) to the Registrant's Annual Report on Form 10-K
               (Commission File No. 0-13124) filed on April 17, 1995].

10(c)(1)+      The 1994 Non-Qualified Employee Stock Option Plan, adopted by the
               Board of Directors of the Registrant on March 22, 1995
               [incorporated by reference to Exhibit 10(o)(1) to the Registrant's Form 10-K (Commission File No. 0-13124) filed on
               April 17, 1995].

10(c)(2)+      The 1995 Employee Stock Option Plan, adopted by the Board of
               Directors of the Registrant on March 22, 1995 [incorporated by reference to Exhibit 10(o)(1) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17,
               1995].

10(c)(3)+      Form of Incentive Stock Option Agreement under the 1995 Employee
               Stock Option Plan [incorporated by reference to Exhibit 10(o)(2) to the Registrant's Annual Report on Form 10-K (Commission File
               No. 0-13124) filed on April 17, 1995].

10(c)(4)+      Form of Non-Qualified Stock Option Agreement under the 1995
               Employee Stock Option Plan [incorporated by reference to Exhibit
               10(o)(3) to the Registrant's Annual Report on Form 10-K
               (Commission File No. 0-13124) filed on April 17, 1995].

10(c)(5)+      The 1995 Employee Stock Option Plan, as amended on April 29, 1997 by the stockholders of the Registrant [incorporated by reference to Exhibit 10(o)(4) to the Registrant's Annual Report on Form
               10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(c)(6)+      The 1995 Employee Stock Option Plan, as amended on June 22, 2000 by the stockholders of the Company [incorporated by reference to
               Exhibit 10(c)(5) to the Registrant's Quarterly Report on Form
               10-Q (Commission File No. 0-13124) filed on May 13, 2002].

10(c)(7)+      Summary of 2005 Non-Employee Director Compensation dated March
               23, 2005 [incorporated by reference to Exhibit 99.1 the
               Registrant's Form 8-K (Commission File No. 0-13124) filed on
               March 24, 2005].

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

10(d)(4)*      Lease Agreement, dated March 3, 2005, by and between the
               Registrant and Fairfield 80 Venture, LLC.

10(e)(1)+      Employment Agreement, dated December 20, 1999, by and between the
               Registrant and John Roblin [incorporated by reference to Exhibit
               10(o)(3) to the Registrant's Annual Report on Form 10-K
               (Commission File No. 0-13124) filed on April 14, 2000].

10(e)(2)+      Employment Agreement, dated January 25, 2001, by and between the
               Registrant and John Roblin [incorporated by reference to Exhibit
               99.2 to the Registrant's Form 8-K (Commission File No. 0-13124) filed on February 8, 2001].

10(e)(3)+      Employment Agreement, dated December 31, 2003, by and between the
               Registrant and John Roblin [incorporated by reference to Exhibit
               10(e)(3) to the Registrant's 10-K (Commission File No. 0-13124) filed on March 29, 2004].

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

10(g)(8) Security Agreement, dated as of June 28, 2001, among the Registrant, Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc. [incorporated by reference to Exhibit 10(g)(8) to the Registrant's Form 10-K/A (Commission File No. 0-13124) filed on August 17, 2004].

10(g)(9) Subsidiary Security Agreement, dated as of June 28, 2001, among Cover-All Systems, Inc. and Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc. [incorporated by reference to [Exhibit 10(g)( )] to the Registrant's Form 10-K/A (Commission File No. 0-13124) filed on August 17, 2004].

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

10(h)(8) Security Agreement, dated as of June 28, 2001, among the Company, John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(h)(8) to the Registrant's Form 10-K/A (Commission File No. 0-13124) filed on August 17, 2004].

10(h)(9) Subsidiary Security Agreement, dated as of June 28, 2001, among Cover-All Systems, Inc. and John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(h)(9) to the Registrant's Form 10-K/A (Commission File No. 0-13124) filed on August 17, 2004].

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

10(h)(13)      Intercreditor Agreement, dated as of June 28, 2001, among
               Renaissance US Growth & Income Trust PLC, BFSUS Special
               Opportunities Trust PLC, and the other debenture holders who are signatories to this Agreement [incorporated by reference to
               Exhibit 10(h)(13) to the Registrant's Form 10-K/A (Commission
               File No. 0-13124) filed on August 17, 2004].

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

10(i)(11)      First Amendment to 8.00% Convertible Debentures Due 2009 and
               Second Amendment to 8.00% Convertible Debentures Due 2008, dated as of June 29, 2004 [incorporated by reference to Exhibit
               10(i)(11) to the Registrant's Quarterly Report on Form 10-Q
               (Commission File No. 0-13124) filed on August 13, 2004.]

10(i)(12)      Third Amendment to the Convertible Loan Agreements, dated as of
               June 29, 2004, by and among the Company, Renaissance US Growth &
               Income Trust PLC, BFSUS Special Opportunities Trust PLC and
               Renaissance Capital Group, Inc. [incorporated by reference to
               Exhibit 10(i)(12) to the Registrant's Quarterly Report on Form
               10-Q (Commission File No. 0-13124) filed on August 13, 2004.]

10(i)(13)      Form of Revised 8.00% Convertible Debenture Due 2008
               [incorporated by reference to Exhibit 10(i)(13) to the Registrant's Quarterly Report on Form 10-Q (Commission File No.
               0-13124) filed on August 13, 2004.]

10(i)(14)      Form of Revised 8.00% Convertible Debenture Due 2009
               [incorporated by reference to Exhibit 10(i)(14) to the Registrant's Quarterly Report on Form 10-Q (Commission File No.
               0-13124) filed on August 13, 2004.]

10(i)(15)      Limited Waiver to Convertible Loan Agreements, dated as of
               September 30, 2004, by and between Renaissance US Growth
               Investment Trust PLC and BFSUS Special Opportunities Trust PLC
               [incorporated by reference to Exhibit 10(i)(15) to the Registrant's Quarterly Report on Form 10-Q (Commission File No.
               0-13124) filed on November 15, 2004.]

21             Subsidiaries of the Registrant [incorporated by reference to
               Exhibit 21 to the Registrant's 10-K (Commission File No. 0-13124) filed on April 11, 1996].

23*            Consent of Moore Stephens, P.C.

31.1* Certification of John W. Roblin, President and Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Ann F. Massey, Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*          Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------------
*       Filed herewith.

+       Denotes a management contract or compensatory plan or arrangement.

COVER-ALL TECHNOLOGIES INC.
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm.................     F-1

Consolidated Balance Sheets - December 31, 2004 and 2003................     F-2

Consolidated Statements of Operations - Years Ended December 31, 2004,
2003 and 2002...........................................................     F-4

Consolidated Statements of Changes in Stockholders' Equity [Deficit] -
Years Ended December 31, 2004, 2003 and 2002............................     F-6

Consolidated Statements of Cash Flows - Years Ended December 31,
2004, 2003 and 2002.....................................................     F-7

Notes to Consolidated Financial Statements..............................     F-9

Financial Statement Schedule II -
Valuation and Qualifying Accounts.......................................    F-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cover-All Technologies Inc.

We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and its subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements and the consolidated financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. and its subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of Cover-All Technologies Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                        MOORE STEPHENS, P. C.
                                        Certified Public Accountants.

New York, New York
March 11, 2005


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                                  DECEMBER 31,
                                                                                                  ------------
                                                                                          2 0 0 4               2 0 0 3
                                                                                          -------               -------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                                          $       143,624    $      1,193,173
   Accounts Receivable [Less Allowance for Doubtful Accounts
     of $25,000 in 2004 and 2003]                                                           3,613,881           1,680,082
   Other Current Assets                                                                            --                 309
   Prepaid Expenses                                                                           427,991             353,063
                                                                                      ---------------     ---------------

   TOTAL CURRENT ASSETS                                                                     4,185,496           3,226,627
                                                                                      ---------------     ---------------

PROPERTY AND EQUIPMENT - AT COST:
   Furniture, Fixtures and Equipment                                                        1,387,440           1,376,998
   Less: Accumulated Depreciation                                                          (1,257,774)         (1,245,631)
                                                                                      ---------------     ---------------

   PROPERTY AND EQUIPMENT - NET                                                               129,666             131,367
                                                                                      ---------------     ---------------

CAPITALIZED SOFTWARE [LESS ACCUMULATED AMORTIZATION OF
   $7,205,493 AND $6,197,478 IN 2004 AND 2003, RESPECTIVELY]                                1,883,448           1,903,470
                                                                                      ---------------     ---------------

DEFERRED FINANCING COSTS [NET OF ACCUMULATED AMORTIZATION OF
   $111,619 AND $77,146 IN 2004 AND 2003, RESPECTIVELY]                                       129,692             164,165
                                                                                      ---------------     ---------------

OTHER ASSETS                                                                                   59,335              59,335
                                                                                      ---------------     ---------------

   TOTAL ASSETS                                                                       $     6,387,637     $     5,484,964
                                                                                      ===============     ===============


See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                                  DECEMBER 31,
                                                                                                  ------------
                                                                                          2 0 0 4               2 0 0 3
                                                                                          -------               -------
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                                   $       536,469     $       122,146
   Income Taxes Payable                                                                        48,905                  --
   Accrued Liabilities                                                                        829,516             375,546
   Convertible Debentures                                                                     209,426              99,484
   Convertible Debenture - Related Party                                                       10,696               5,852
   Unearned Revenue                                                                         1,650,143           2,446,280
                                                                                      ---------------     ---------------

   TOTAL CURRENT LIABILITIES                                                                3,285,155           3,049,308
                                                                                      ---------------     ---------------

LONG-TERM LIABILITIES:
   Convertible Debentures                                                                   2,091,092           2,300,516
   Convertible Debenture - Related Party                                                       83,451              94,148
                                                                                      ---------------     ---------------

   TOTAL LONG-TERM LIABILITIES                                                              2,174,543           2,394,664
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES                                                                        5,459,698           5,443,972
                                                                                      ---------------     ---------------

COMMITMENTS AND CONTINGENCIES                                                                      --                  --
                                                                                      ---------------     ---------------

STOCKHOLDERS' EQUITY:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     18,248,084 and 17,846,218 Shares Issued and 15,748,084 and
     15,346,218 Shares Outstanding in 2004 and 2003, Respectively                             182,481             178,462

   Capital In Excess of Par Value                                                          26,265,976          26,150,447

   Accumulated Deficit                                                                    (24,817,518)        (25,584,917)

   Treasury Stock - At Cost - 2,500,000 Shares                                               (703,000)           (703,000)
                                                                                      ---------------     ---------------

   TOTAL STOCKHOLDERS' EQUITY                                                                 927,939              40,992
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $     6,387,637     $     5,484,964
                                                                                      ===============     ===============


See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                     Y E A R S   E N D E D
                                                                     ----------------------------------------------------
                                                                                     D E C E M B E R   3 1,
                                                                     ----------------------------------------------------
                                                                         2 0 0 4             2 0 0 3            2 0 0 2
                                                                         -------             -------            -------
REVENUES:
   Licenses                                                          $     3,435,353    $        995,460  $     2,180,250
   Maintenance                                                             4,355,730           4,469,608        4,389,331
   Professional Services                                                     866,186           1,457,325        1,059,837
   Application Service Provider ["ASP"] Services                             616,792             601,627          512,674
                                                                     ---------------    ----------------  ---------------

   TOTAL REVENUES                                                          9,274,061           7,524,020        8,142,092
                                                                     ---------------    ----------------  ---------------

COSTS OF REVENUES:
   Licenses                                                                1,504,587             863,680        1,421,895
   Maintenance                                                             2,773,481           2,688,232        2,255,119
   Professional Services                                                     431,815             448,970          415,063
   ASP Services                                                              126,315             169,576          225,068
                                                                     ---------------    ----------------  ---------------

   TOTAL COSTS OF REVENUES                                                 4,836,198           4,170,458        4,317,145
                                                                     ---------------    ----------------  ---------------

   DIRECT MARGIN                                                           4,437,863           3,353,562        3,824,947
                                                                     ---------------    ----------------  ---------------

OPERATING EXPENSES:
   Sales and Marketing                                                     1,256,589             984,121          901,166
   General and Administrative                                              1,403,729           1,306,123        1,417,800
   Research and Development                                                  760,120             532,922          599,580
   Provision for Doubtful Accounts                                            22,400                  --               --
                                                                     ---------------    ----------------  ---------------

   TOTAL OPERATING EXPENSES                                                3,442,838           2,823,166        2,918,546
                                                                     ---------------    ----------------  ---------------

   OPERATING INCOME                                                          995,025             530,396          906,401
                                                                     ---------------    ----------------  ---------------

OTHER EXPENSE [INCOME]:
   Interest Expense                                                          191,357             194,968          161,633
   Interest Expense - Related Party                                            8,584               8,000            8,000
   Interest Income                                                            (3,840)            (10,383)          (1,060)
   Other Expense                                                                  --               8,014               --
   Other Income                                                              (17,380)            (62,059)              --
                                                                     ---------------    ----------------  ---------------

   TOTAL OTHER EXPENSE                                                       178,721             138,540          168,573
                                                                     ---------------    ----------------  ---------------

   INCOME BEFORE INCOME TAXES EXPENSE [BENEFIT]                              816,304             391,856          737,828

INCOME TAXES EXPENSE [BENEFIT]                                                48,905                  --         (138,735)
                                                                     ---------------    ----------------  ---------------

   NET INCOME                                                        $       767,399    $        391,856  $       876,563
                                                                     ===============    ================  ===============


See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                     Y E A R S   E N D E D
                                                                     ----------------------------------------------------
                                                                                     D E C E M B E R   3 1,
                                                                     ----------------------------------------------------
                                                                         2 0 0 4             2 0 0 3            2 0 0 2
                                                                         -------             -------            -------

BASIC EARNINGS PER COMMON SHARE                                      $           .05   $            .03   $           .06
                                                                     ===============   ================   ===============

DILUTED EARNINGS PER COMMON SHARE                                    $           .04   $            .02   $           .04
                                                                     ===============   ================   ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR BASIC EARNINGS PER
   COMMON SHARE                                                           15,515,000         15,341,000        15,336,000
                                                                     ===============   ================   ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR DILUTED EARNINGS PER
   COMMON SHARE                                                           23,995,000         24,246,000        23,733,000
                                                                     ===============   ================   ===============


See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------

                                                                                                                 TOTAL
                                                          CAPITAL IN                                         STOCKHOLDERS'
                                                           EXCESS OF        ACCUMULATED      TREASURY           EQUITY
                                         COMMON STOCK      PAR VALUE          DEFICIT          STOCK           [DEFICIT]
                                         ------------      ---------          -------          -----            -------

BALANCE AT JANUARY 1, 2002               $   178,357   $    26,130,604  $   (26,853,336) $      (703,000) $    (1,247,375)

   Issuance of 128,572 Warrants
     [See Note 10]                                --            16,913               --               --           16,913
   Net Income                                     --                --          876,563               --          876,563
                                         -----------   ---------------  ---------------  ---------------  ---------------

BALANCE AT DECEMBER 31, 2002                 178,357        26,147,517      (25,976,773)        (703,000)        (353,899)

   Exercise of 10,500 Stock
     Options                                     105             2,930               --               --            3,035
   Net Income                                     --                --          391,856               --          391,856
                                         -----------   ---------------  ---------------  ---------------  ---------------

BALANCE AT DECEMBER 31, 2003                 178,462        26,150,447      (25,584,917)        (703,000)          40,992

   Exercise of 50,750 Stock
     Options                                     508            13,705               --               --           14,213
   Conversion of $105,335 of
     Convertible Debt [See Note
     10]                                       3,511           101,824               --               --          105,335
   Net Income                                     --                --          767,399               --          767,399
                                         -----------   ---------------  ---------------  ---------------  ---------------

BALANCE AT DECEMBER 31, 2004             $   182,481   $    26,265,976  $   (24,817,518) $      (703,000) $       927,939
                                         ===========   ===============  ===============  ===============  ===============


See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                     Y E A R S   E N D E D
                                                                     ----------------------------------------------------
                                                                                     D E C E M B E R   3 1,
                                                                     ----------------------------------------------------
                                                                         2 0 0 4             2 0 0 3            2 0 0 2
                                                                         -------             -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from Continuing Operations                                 $       767,399    $        391,856  $       876,563
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
     Depreciation                                                             74,819              89,293          101,370
     Amortization of Capitalized Software                                  1,008,015             522,221          830,645
     Amortization of Deferred Financing Costs                                 34,473              34,473           29,309
     Provision for Doubtful Accounts                                          22,400                  --               --
     Non-Cash Financing Cost                                                      --                  --           16,913

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                                (1,956,198)           (658,209)         (14,678)
       Prepaid Expenses                                                      (74,927)             99,944         (146,008)
       Other Current Assets                                                      309             240,363         (235,572)

     Increase [Decrease] in:
       Accounts Payable                                                      414,322            (154,472)        (305,904)
       Taxes Payable                                                          48,905             (90,000)          90,000
       Accrued Liabilities                                                   453,969            (348,142)         281,164
       Unearned Revenue                                                     (796,137)             93,818          531,241
                                                                     ---------------    ----------------  ---------------

   NET CASH [USED FOR] PROVIDED FROM CONTINUING
     OPERATING ACTIVITIES                                                     (2,651)            221,145        2,055,043
                                                                     ---------------    ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                                      (73,118)            (67,060)         (23,816)
   Capitalized Software Expenditures                                        (987,993)         (1,027,358)      (1,026,160)
                                                                     ---------------    ----------------  ---------------

   NET CASH [USED FOR] INVESTING ACTIVITIES                               (1,061,111)         (1,094,418)      (1,049,976)
                                                                     ---------------    ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Convertible Debentures                                           --                  --          700,000
   Deferred Financing Costs                                                       --                  --          (54,221)
   Principal Payments on Capital Lease                                            --                  --          (17,980)
   Proceeds from Exercise of Stock Options                                    14,213               3,035               --
                                                                     ---------------    ----------------  ---------------

   NET CASH PROVIDED FROM FINANCING ACTIVITIES                                14,213               3,035          627,799
                                                                     ---------------    ----------------  ---------------

   CHANGE IN CASH AND CASH EQUIVALENTS - FORWARD                     $    (1,049,549)   $       (870,238) $     1,632,866


See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                     Y E A R S   E N D E D
                                                                     ----------------------------------------------------
                                                                                     D E C E M B E R   3 1,
                                                                     ----------------------------------------------------
                                                                         2 0 0 4             2 0 0 3            2 0 0 2
                                                                         -------             -------            -------
   CHANGE IN CASH AND CASH EQUIVALENTS - FORWARDED                   $    (1,049,549)   $       (870,238) $     1,632,866

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                             1,193,173           2,063,411          430,545
                                                                     ---------------    ----------------  ---------------

   CASH AND CASH EQUIVALENTS - END OF YEARS                          $       143,624    $      1,193,173  $     2,063,411
                                                                     ===============    ================  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                        $       191,357    $        194,968  $       161,633
     Interest - Related Party                                        $         8,584    $          8,000  $         8,000
     Income Taxes                                                    $            --    $         79,900  $            --


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

        In 2004, the holders of the 2008 Debentures elected to convert all of their monthly principal installments due in 2004, totaling $105,335, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. In connection with this conversion, we issued to the holders of the 2008 Debentures an aggregate of 351,116 shares of our common stock. We made an aggregate of $198,000 of interest payments on the debentures during 2004.


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

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION - Our revenues are recognized in accordance with SOP 97-2, "Software Revenue Recognition" ["SOP 97-2"], as amended by SOP 98-4, "Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." Revenue from the sale of software licenses is recognized when standardized software modules are delivered to and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable. Revenue from software maintenance contracts and ASP services are recognized ratably over the lives of the contracts. Revenue from professional services is recognized when the service is provided.

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

RISK CONCENTRATIONS - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments. The amount of cash beyond insured amounts at December 31, 2004 and 2003 was approximately $98,660 and $1,101,800, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers, principally major insurance companies, who are dispersed across many geographic regions. As of December 31, 2004, one customer accounted for approximately 67% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

IMPAIRMENT OF LONG-LIVED ASSETS - We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made.

STOCK-BASED COMPENSATION - We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized because the exercise prices of these employee stock options equal or exceed the estimated fair market value of the underlying stock on the dates of grant.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The "modified retrospective" method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We have not yet determined what effect, if any, this change will have on future periods.

We currently expect to adopt SFAS 123R effective July 1, 2005; however, we have not yet determined which of the aforementioned adoption methods we will use.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------


[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

PROPERTY AND EQUIPMENT - Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets. Depreciation expense in 2004, 2003 and 2002 was $74,819, $89,293 and $101,370, respectively.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported in the statement of operations.

CAPITALIZED SOFTWARE - Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. As we have completed software development concurrently with the establishment of technological feasibility, we have commenced capitalizing these costs. Software development costs are our only research and development expenditures. During 2004, 2003 and 2002, qualifying software development costs of $987,993, $1,027,358 and $1,026,160, respectively, were capitalized and are being amortized over a three-year period at the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product. Amortization expense in 2004, 2003 and 2002 was $1,008,015, $522,221 and
$830,645, respectively. At each balance sheet date, the unamortized capitalized costs of each computer software product are compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

ADVERTISING EXPENSE - We expense advertising costs as incurred. Advertising expense in 2004, 2003 and 2002 was $166,731, $150,539 and $83,203, respectively.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------


[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

EARNINGS PER SHARE - We have adopted the provisions of SFAS No. 128. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

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

[2] RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67." This Statement amends SFAS No. 66. "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on our financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------


[2] RECENTLY ISSUED ACCOUNTING STANDARDS [CONTINUED]

In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment to APBO No. 29." This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This is effective for fiscal periods beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on our financial statements.

[3] COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

OPERATING LEASES - We lease approximately 21,000 square feet of office space under a lease which expires in May 2005 [See Note 14].

Rent expense was $341,756, $331,313 and $323,778 for the years ended December 31, 2004, 2003 and 2002, respectively.

Our future minimum rental commitments under the noncancellable operating lease in effect at December 31, 2004 were as follows: year ending 2005 -- $139,785; thereafter -- none.

EMPLOYMENT CONTRACTS - We have an employment contract with one of our executives with an expiration date of December 31, 2006. This contract may be renewed by the consent of both parties for an additional one year period. The aggregate commitment for future salary at December 31, 2004 was approximately $600,000. In accordance with a previous contract, the executive was issued 25,000 shares of our common stock in January 2000.

[4] INCOME TAXES

An analysis of the components of the income tax provision [benefit] is as follows:

                                                                                  Y E A R S  E N D E D
                                                                     ----------------------------------------------
                                                                                  D E C E M B E R  31,
                                                                     ----------------------------------------------
                                                                        2 0 0 4          2 0 0 3          2 0 0 2
                                                                        -------          -------          -------
Current:
   Federal                                                           $          --   $          --   $            --
   State                                                                    48,905              --            90,000
                                                                     -------------   -------------   ---------------

   Totals                                                                   48,905              --            90,000
                                                                     -------------   -------------   ---------------

Deferred:
   Federal                                                                      --              --                --
   State                                                                        --              --          (228,735)
                                                                     -------------   -------------   ---------------

   Totals                                                                       --              --          (228,735)
                                                                     -------------   -------------   ---------------

   NET INCOME TAXES PROVISION [BENEFIT]                              $      48,905   $          --   $      (138,735)
   ------------------------------------                              =============   =============   ===============

During 2002, we availed ourself of a program offered by the State of New Jersey whereby we sold state net operating losses of $2,921,267 for $228,735. As of December 31, 2002, the amount due to us under the program was $228,735 which is classified with other receivables and was collected in January 2003. We did not qualify for the program in 2003 and 2004 due to achieving profitability in 2002 and 2003.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------


[4] INCOME TAXES [CONTINUED]

The income tax [benefit] for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                                  Y E A R S  E N D E D
                                                                   -------------------------------------------------
                                                                                  D E C E M B E R  31,
                                                                   -------------------------------------------------
                                                                        2 0 0 4          2 0 0 3          2 0 0 2
                                                                        -------          -------          -------

Computed Federal Statutory Tax [Benefit]                           $       278,000  $      133,000   $       295,000
Valuation Allowance to Reduce Deferred Tax Asset                                --              --                --
Tax Benefit of Federal Net Operating Loss Carryforward                    (278,000)       (133,000)         (205,000)
Sale of State Net Operating Loss Carryforward                                   --              --          (228,735)
Effect of State Taxes [Net of Federal Benefit]                              48,905              --                --
                                                                   ---------------  --------------   ---------------
   ACTUAL TAX [BENEFIT]                                            $        48,905  $           --   $      (138,735)
   --------------------                                            ===============  ==============   ===============

The components of the net deferred tax asset and liability were as follows:

                                                                              YEARS ENDED
                                                                             DECEMBER 31,
                                                                        2 0 0 4          2 0 0 3
                                                                        -------          -------
Deferred Tax Assets - Current:
   Accounts Receivable Allowance                                   $        10,000  $       10,000
   Vacation Accrual                                                             --              --
   Valuation Allowance                                                     (10,000)        (10,000)
                                                                   ---------------  --------------

   CURRENT DEFERRED TAX ASSET                                      $            --  $           --
   --------------------------                                      ===============  ==============

Deferred Tax Asset [Liability] - Long-Term:
   Net Operating Loss Carryforward                                 $     8,660,000  $    8,660,000
   Stock Options                                                            80,000          80,000
   Capitalized Software                                                   (750,000)       (760,000)
   Depreciation and Amortization                                            15,000          15,000
   Valuation Allowance                                                  (8,005,000)     (7,995,000)
                                                                   ---------------  --------------

   LONG-TERM DEFERRED TAX ASSET                                    $            --  $           --
   ----------------------------                                    ===============  ==============

A 100% valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset. The net change during 2004 and 2003 in the total valuation allowance is $10,000 and $(900,000), respectively.

At December 31, 2004, we had approximately $21,900,000 of federal net operating tax loss carryforwards expiring at various dates through 2023. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time, including the stock which may be issued related to our outstanding convertible debentures [See Note 8] and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------


[5] STOCK OPTION AND STOCK PURCHASE PLANS

In March 1995, we adopted the 1995 Employee Stock Option Plan, which was amended in April 1997 and June 2000. Options for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees at an exercise price determined by the Board of Directors on the date of grant. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years. At December 31, 2004, 2003 and 2002, 1,784,525, 1,763,025 and
2,321,025 shares, respectively, were available for grant under the 1995 Employee Stock Option Plan.

On November 15, 1994, we adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees ["non-employee directors"]. The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000. Each non-employee director who is serving on a "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At December 31, 2004, 2003 and 2002, 750,000, 750,000 and 750,000 shares, respectively, were available for grant under the 1994 Stock Option Plan for Independent Directors.

In October 1994, we adopted the 1994 Non-Qualified Stock Option Plan for Consultants. Options for the purchase of up to 200,000 shares may be granted by the Board of Directors to any individual who has entered into a written consulting contract with us. The non-qualified stock options will have up to a 5 year term from date of grant and will be exercisable at a price and time as determined by the Board of Directors on the date of grant. At December 31, 2004, 2003 and 2002, -0-, 105,000 and 105,000 shares, respectively, were available for grant under the 1994 Non-Qualified Stock Option Plan for Consultants. This Plan expired in October 2004.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------


[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

                                                        EXERCISE         WEIGHTED-AVERAGE
                                                          PRICE              REMAINING           WEIGHTED-AVERAGE
                                        SHARES          PER SHARE        CONTRACTUAL LIFE         EXERCISE PRICE
                                        ------          ---------        ----------------         --------------
Balance, December 31, 2001              2,346,750       $  .23 - 4.00      2.3 Years               $       .90

   Granted                                195,000          .27 -  .29      2.3 Years                       .27
   Canceled                               (50,500)         .23 -  .63                                      .39
   Expired                               (135,000)         .32 - 2.13                                     1.14

Balance, December 31, 2002              2,356,250       $  .23 - 4.00      2.3 Years               $       .84

   Granted                                843,000          .34 -  .60      4.4 Years                       .51
   Exercised                              (10,500)         .27 -  .29                                      .29
   Canceled                               (18,750)         .29 -  .63                                      .54
   Expired                               (266,250)         .32 - 1.25                                      .84

Balance, December 31, 2003              2,903,750       $  .27 - 4.00      2.4 Years               $       .75

   Granted                                 10,000          .31 -  .31      2.7 Years                       .31
   Exercised                              (50,750)         .26 -  .31                                      .28
   Canceled                               (31,500)         .46 -  .60                                      .58
   Expired                                     --                  --                                       --

Balance, December 31, 2004              2,831,500       $  .23 - 4.00      1.7 Years               $       .76

The options granted during 2004 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          NUMBER         WEIGHTED-AVERAGE       WEIGHTED-AVERAGE
                                                          GRANTED         EXERCISE PRICE           FAIR VALUE
                                                          -------         --------------           ----------
Exercise Price at Stock Price                                  10,000      $         .31           $       .31
                                                      ===============      =============           ===========

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
                                                      ===============      =============           ===========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------


[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

Exercisable options at December 31, 2004, 2003 and 2002 were as follows:

                              NUMBER OF                      WEIGHTED-AVERAGE
DECEMBER 31,             EXERCISABLE OPTIONS                  EXERCISE PRICE
------------             -------------------                  --------------

    2004                      2,442,589                        $         .80
    2003                      2,049,780                        $         .86
    2002                      1,888,740                        $         .97

The following table summarizes information about stock options at December 31, 2004:

                                                                                               EXERCISABLE
                                           OUTSTANDING STOCK OPTIONS                           STOCK OPTIONS
                          --------------------------------------------------------    -----------------------------
                                         WEIGHTED-AVERAGE
      RANGE OF                               REMAINING            WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
   EXERCISE PRICES        SHARES         CONTRACTUAL LIFE          EXERCISE PRICE        SHARES     EXERCISE PRICE
   ---------------        ------         ----------------          --------------        ------     --------------
  $  .23 - $  .34         1,147,000           1.4 Years              $       .32        1,075,134    $       .32
  $  .46 - $  .53           562,500           3.8 Years              $       .53          281,675    $       .53
  $  .60 - $ 1.13           234,000           1.3 Years              $       .88          197,780    $       .93
  $ 1.25 - $ 1.25           688,000           1.2 Years              $      1.25          688,000    $      1.25
  $ 2.00 - $ 2.00           195,000            .2 Years              $      2.00          195,000    $      2.00
  $ 4.00 - $ 4.00             5,000           1.2 YEARS              $      4.00            5,000    $      4.00
                     --------------       -------------              -----------    -------------    -----------

                          2,831,500           1.7 Years              $       .76        2,442,589    $       .80
                     ==============       =============              ===========    =============    ===========

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for our stock option plans. The exercise price for all stock options issued during 2004, 2003 and 2002 were equal to or greater than the market price of our stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock-based compensation plans for fiscal years 2004, 2003 and 2002.

There were 768,572 warrants outstanding at December 31, 2004. The exercise price for all the warrants issued and outstanding as of December 31, 2004 were equal to or greater than the market price of our stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

                                           OUTSTANDING       EXERCISE        WEIGHTED-AVERAGE
                                         AND EXERCISABLE       PRICE             REMAINING         WEIGHTED-AVERAGE
                                            WARRANTS        PER WARRANT      CONTRACTUAL LIFE       EXERCISE PRICE
                                            --------        -----------      ----------------       --------------
  Balance, December 31, 2002                 768,572       $   .22 - .62            2.80 Years         $      0.56

  Granted                                         --                                                            --
                                        ------------                                                   -----------

  Balance, December 31, 2003                 768,572       $   .22 - .62            1.80 Years         $      0.56

  Granted                                         --                                                            --
                                        ------------                                                   -----------

    BALANCE, DECEMBER 31, 2004               768,572       $   .22 - .62             .80 Years         $      0.56
    --------------------------          ============                                                   ===========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------


[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

Exercisable options at December 31, 2004, 2003 and 2002 were as follows:

                              NUMBER OF                      WEIGHTED-AVERAGE
DECEMBER 31,             EXERCISABLE OPTIONS                  EXERCISE PRICE
------------             -------------------                  --------------

    2004                      2,442,589                        $         .80
    2003                      2,049,780                        $         .86
    2002                      1,888,740                        $         .97

The following table summarizes information about stock options at December 31, 2004:

                                                                                               EXERCISABLE
                                           OUTSTANDING STOCK OPTIONS                           STOCK OPTIONS
                          --------------------------------------------------------    -----------------------------
                                         WEIGHTED-AVERAGE
      RANGE OF                               REMAINING            WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
   EXERCISE PRICES        SHARES         CONTRACTUAL LIFE          EXERCISE PRICE        SHARES     EXERCISE PRICE
   ---------------        ------         ----------------          --------------        ------     --------------
  $  .23 - $ .34         1,147,000           1.4 Years              $       .32        1,075,134    $       .32
  $  .46 - $ .53           562,500           3.8 Years              $       .53          281,675    $       .53
  $  .60 - $1.13           234,000           1.3 Years              $       .88          197,780    $       .93
  $ 1.25 - $1.25           688,000           1.2 Years              $      1.25          688,000    $      1.25
  $ 2.00 - $2.00           195,000            .2 Years              $      2.00          195,000    $      2.00
  $ 4.00 - $4.00             5,000           1.2 YEARS              $      4.00            5,000    $      4.00
                     --------------       -------------              -----------    -------------    -----------

                          2,831,500           1.7 Years              $       .76        2,442,589    $       .80
                     ==============       =============              ===========    =============    ===========

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts was estimated at $.31, $.32 and $.15 during 2004, 2003 and 2002, respectively.

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


                                             D E C E M B E R  3 1,
                                --------------------------------------------
                                2 0 0 4            2 0 0 3           2 0 0 2
                                -------            -------           -------

Risk-Free Interest Rate         3.90%              3.00%             3.00%
Expected Life                   3.0 Years          4.0 Years         3.0 Years
Expected Volatility             78%                79%               81%
Expected Dividends              None               None              None

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
--------------------------------------------------------------------------------


[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

The pro forma amounts are indicated below [in thousands, except per share amounts]:

                                                                                     Y E A R S  E N D E D
                                                                       ---------------------------------------------
                                                                                     D E C E M B E R  31,
                                                                       ---------------------------------------------
                                                                           2 0 0 4          2 0 0 3        2 0 0 2
                                                                           -------          -------        -------
Net Income as Reported                                                 $         767    $        392    $        877
Deduct: Amount by which Stock-Based Employee
 Compensation as Determined under Fair Value
  Based Method for all Awards Exceeds the Compensation
   as Determined under the Intrinsic Value Method                      $         101    $         37    $         18
Pro Forma Net Income                                                   $         666    $        355    $        859
Basic Earnings Per Share as Reported                                   $         .04    $        .03    $        .06
Pro Forma Basic Earnings Per Share                                     $         .03    $        .02    $        .04

[6] BASIC EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ["EPS"] computations.

                                                                          2 0 0 4          2 0 0 3         2 0 0 2
                                                                          -------          -------         -------
Numerator:
   Net Income                                                         $      767,399  $      391,856   $      876,563
Effect of Dilutive Securities:
   Interest Reversal Convertible Debentures [Net of Tax]                     118,800         120,000          120,000
   Incentive Bonus Adjustment [Net of Tax Benefit]                                --              --          (12,000)
                                                                      --------------  --------------   --------------

   NUMERATOR FOR DILUTED EARNINGS PER COMMON SHARE                    $      886,199  $      511,856   $      984,563
   -----------------------------------------------                    ==============  ==============   ==============

Denominator:
   Weighted Average Number of Common Shares
     Outstanding for Basic Earnings Per Common Share                      15,515,000      15,341,000       15,336,000

Effect of Dilutive Securities:
   Exercise of Options                                                       424,000         495,250           26,500
   Exercise of Warrants                                                       73,000          76,250           37,000
   Conversion of Convertible Debentures                                    7,983,000       8,333,500        8,333,500
                                                                      --------------  --------------   --------------

   DENOMINATOR FOR DILUTED EARNINGS PER
   ------------------------------------
     COMMON SHARE                                                         23,995,000      24,246,000       23,733,000
     ------------                                                     ==============  ==============   ==============

BASIC EARNINGS PER COMMON SHARE                                       $          .05  $          .03   $          .06
-------------------------------                                       ==============  ==============   ==============

DILUTED EARNINGS PER COMMON SHARE                                     $          .04  $          .02   $          .04
---------------------------------                                     ==============  ==============   ==============

Equity instruments that may dilute earnings per share in the future are listed in Note 5.

Options to purchase 1,682,000 shares of common stock at prices ranging from $.53 to $4.00 per share were outstanding at December 31, 2004, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
--------------------------------------------------------------------------------


[7] SUPPLEMENTAL DATA

Accrued liabilities consist of the following:

                                                                                          YEARS ENDED
                                                                                          DECEMBER 31,
                                                                                          ------------
                                                                                   2 0 0 4            2 0 0 3
                                                                                   -------            -------
Accrued Payroll, Benefits, Temporary Help and Consulting                     $        332,253    $        54,568
Accrued Professional Fees                                                             188,199            195,043
Other                                                                                 309,064            125,935
                                                                             ----------------    ---------------

   TOTALS                                                                    $        829,516    $       375,546
   ------                                                                    ================    ===============

[8] CONVERTIBLE DEBENTURES

In 2001 and 2002, we completed two rounds of debt financing through the sale of 8% convertible debentures due in 2008 ("2008 Debentures") and 2009 ("2009 Debentures"), respectively, to Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and certain other investors, (including John Roblin, our Chairman of the Board, President and Chief Executive Officer) with an aggregate principal amount of $2,500,000. Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum. The 2008 Debentures mature on July 1, 2008 and the 2009 Debentures mature on September 1, 2009, unless the debentures are earlier redeemed by us or the holder or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures. The related financing costs incurred of $187,090 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt. We are required to repay principal on the 2008 Debentures and 2009 Debentures, commencing July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount. In 2004, the holders of the 2008 Debentures elected to convert all of their monthly principal installments due in 2004, totaling $105,335, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. In connection with this conversion, we issued to the holders of the 2008 Debentures an aggregate of 351,116 shares of our common stock. We made an aggregate of $198,000 of interest payments on the debentures during 2004.

In March 2002, the holders under the Convertible Loan Agreements agreed to amend one of the financial covenants for the quarters ending March 31, June 30 and September 30, 2002. As consideration for such amendments, we issued to such holders an aggregate of 128,572 warrants to purchase such number of shares of our common stock at an exercise price of $0.22 per share. The warrants expire in 2007 and became exercisable in equal monthly installments on each of March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The $16,913 estimated fair market value of the warrants has been charged to financing costs.

As of December 31, 2004, we were in compliance with the financial covenants of the Convertible Loan Agreements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
--------------------------------------------------------------------------------


[8] CONVERTIBLE DEBENTURES [CONTINUED]

At December 31, 2004, principal payments due on the convertible debentures were as follows:

2005                                           $        220,122
2006                                                    247,061
2007                                                    218,991
2008                                                  1,240,210
Thereafter                                              468,281
                                               ----------------

   TOTAL                                       $      2,394,665
   -----                                       ================


[9] 401(K) PLAN

After completing a year of service and working 1,000 hours, employees age 21 and over are eligible to participate in our Tax Saver 401(k) Salary Reduction Plan. Employees can save a percentage of pay on a pre-tax basis to an annual maximum of $13,000 for the year ended December 31, 2004. We match $.50 for each $1.00 of the first 5% of pay employees elect to defer. Expenses associated with this plan in 2004, 2003 and 2002 were approximately $76,000, $61,700 and $56,400, respectively.

[10] STOCKHOLDERS' EQUITY

During 2004, the holders of the 2008 Debentures elected to convert an aggregate of $105,335 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for 351,116 shares of our common stock at the conversion price of $0.30 per share [See Note 8].

During 2002, we issued an aggregate of 128,572 warrants to purchase such number of shares of our common stock in exchange for an amendment to the convertible loan agreements governing our 2008 Debentures pursuant to which one of the financial covenants was amended for the quarters ending March 31, June 30 and September 30, 2002 [See Note 8]. The $16,913 estimated fair market value of the warrants has been charged to financing costs and capital in excess of par value.

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

[11] FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of our cash and cash equivalents, trade receivables and accounts payables and accrued expenses, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities. Management estimates that the carrying amount of our convertible debentures, based on current rates and terms at which we could borrow funds, is approximately $2,400,000 and $2,500,000 at December 31, 2004 and 2003.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #14
--------------------------------------------------------------------------------


[12] SEGMENT INFORMATION

As of January 1, 2003, we merged the management teams and infrastructures of our two business units, Classic and TAS 2000, into one comprehensive unit. As a result, we no longer separately assess the performance of these products.

[13] MAJOR CUSTOMERS

For the years ended December 31, 2004 and 2003, sales to one customer amounted to approximately 31% and 11% of revenues, respectively. For the year ended December 31, 2002, sales to another individual customer amounted to approximately 30% of revenues.

[14] SUBSEQUENT EVENTS

On March 3, 2005, we signed an eighty-nine month lease for approximately 20,000 square fee of office space located in Fairfield, New Jersey. This will serve as our new headquarters.

                               . . . . . . . . . .

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                                BALANCE AT
                                                 BEGINNING                                               BALANCE AT
                                                 OF PERIOD         ADDITIONS        DEDUCTIONS          END OF PERIOD
                                                 ---------         ---------        ----------          -------------
Accumulated amortization of
   capitalized software and
   software license:

   Year Ended December 31, 2004              $     6,197,478    $   1,008,015      $           --      $    7,205,493

   Year Ended December 31, 2003              $     5,675,257    $     522,221      $           --      $    6,197,478

   Year Ended December 31, 2002              $     4,844,612    $     830,645      $           --      $    5,675,257


Allowance for Doubtful Accounts:

   Year Ended December 31, 2004              $        25,000    $          --      $           --      $       25,000

   Year Ended December 31, 2003              $        25,000    $          --      $           --      $       25,000

   Year Ended December 31, 2002              $        25,000    $          --      $           --      $       25,000

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COVER-ALL TECHNOLOGIES INC.


Date:  March 25, 2005               By:    /s/ John W. Roblin
                                           -------------------------------------
                                           John W. Roblin
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURES                          TITLE                        DATE


/s/ John W. Roblin          Chairman of the Board, President      March 25, 2005
-----------------------
John W. Roblin              and Chief Executive Officer
                            (Principal Executive Officer)


/s/ Ann F. Massey           Chief Financial Officer, Controller   March 25, 2005
-----------------------
Ann F. Massey               and Secretary (Principal Financial
                            Officer and Principal Accounting
                            Officer)

/s/ Russell Cleveland       Director                              March 25, 2005
-----------------------
Russell Cleveland


/s/ Earl Gallegos           Director                              March 25, 2005
-----------------------
Earl Gallegos


/s/ Mark D. Johnston        Director                              March 25, 2005
-----------------------
Mark D.  Johnston


/s/ Robert A. Marshall      Director                              March 25, 2005
-----------------------
Robert A. Marshall

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION

10(d)(4) Lease Agreement, dated March 3, 2005, by and between the Registrant and Fairfield 80 Venture, LLC.

23             Consent of Moore Stephens, P.C.

31.1 Certification of John W. Roblin, President and Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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