Form 10-Q
period 2005-03-31
COVER ALL TECHNOLOGIES INC
filed 2005-05-13
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2005 or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________


Commission File Number:              0-13124
                         ----------------------------------


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

As of May 2, 2005, the registrant had 15,816,084 shares of common stock, par value $.01 per share, outstanding.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005
--------------------------------------------------------------------------------


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2005 (Unaudited)
         and December 31, 2004 (Audited)...................................  3

         Consolidated Statements of Operations for the three
         months ended March 31, 2005 and 2004 (Unaudited)..................  5

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2005 and 2004 (Unaudited)..................  6

         Notes to Consolidated Financial Statements (Unaudited)............  7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 11

ITEM 3.  Quantitative and Qualitative Disclosures
         About Market Risk................................................. 15

ITEM 4.  Controls and Procedures........................................... 15

PART II: OTHER INFORMATION

ITEM 6.  Exhibits.......................................................... 17

SIGNATURES................................................................. 18




                               . . . . . . . . . .


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
----------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------

                                                                               MARCH 31,          DECEMBER 31,
                                                                                 2005                 2004
                                                                          -----------------    -----------------
                                                                              (UNAUDITED)          (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents.........................................     $       1,219,613    $         143,624
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 in 2005 and 2004)...................................             1,709,025            3,613,881
   Prepaid Expenses..................................................               573,434              427,991
                                                                          -----------------    -----------------

   Total Current Assets..............................................             3,502,072            4,185,496
                                                                          -----------------    -----------------

Property and Equipment - At Cost:
   Furniture, Fixtures and Equipment.................................             1,414,981            1,387,440
   Less:  Accumulated Depreciation...................................            (1,281,899)          (1,257,774)
                                                                          -----------------    -----------------

   Property and Equipment - Net......................................               133,082              129,666
                                                                          -----------------    -----------------

Capitalized Software (Less Accumulated Amortization of
   $7,453,816 and $7,205,493, respectively)..........................             1,817,002            1,883,448
                                                                          -----------------    -----------------

Deferred Financing Costs (Net of Accumulated Amortization of
   $120,237 and $111,619, respectively)..............................               121,074              129,692
                                                                          -----------------    -----------------

Other Assets.........................................................               166,985               59,335
                                                                          -----------------    -----------------

   Total Assets......................................................     $       5,740,215    $       6,387,637
                                                                          =================    =================


             The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
----------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------

                                                                               MARCH 31,          DECEMBER 31,
                                                                                 2005                 2004
                                                                          -----------------    -----------------
                                                                              (UNAUDITED)          (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable..................................................     $       493,877      $       536,469
   Income Taxes Payable..............................................                  --               48,905
   Accrued Liabilities...............................................             464,994              829,516
   Convertible Debentures ...........................................             271,532              209,426
   Convertible Debenture - Related Party.............................              13,175               10,696
   Unearned Revenue..................................................           1,475,053            1,650,143
                                                                          -----------------    -----------------

   Total Current Liabilities.........................................           2,718,631            3,285,155
                                                                          -----------------    -----------------

Long-Term Liabilities:
   Convertible Debentures............................................           2,028,985            2,091,092
   Convertible Debenture - Related Party.............................              80,973               83,451
                                                                          -----------------    -----------------

   Total Long-Term Liabilities.......................................           2,109,958            2,174,543
                                                                          -----------------    -----------------

   Total Liabilities.................................................           4,828,589            5,459,698
                                                                          -----------------    -----------------

Commitments and Contingencies........................................                  --                   --
                                                                          -----------------    -----------------

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     18,316,084 and 18,248,084 Shares Issued and 15,816,084
     and 15,748,084 Shares Outstanding, Respectively.................             183,161              182,481

Capital In Excess Of Par Value.......................................          26,283,656           26,265,976

Accumulated Deficit..................................................         (24,852,191)         (24,817,518)

Treasury Stock - At Cost - 2,500,000 Shares..........................            (703,000)            (703,000)
                                                                          -----------------    -----------------

Total Stockholders' Equity...........................................             911,626              927,939
                                                                          -----------------    -----------------

Total Liabilities and Stockholders' Equity...........................     $     5,740,215      $     6,387,637
                                                                          =================    =================


             The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                    -----------------------------------
                                                                         2005                 2004
                                                                    ---------------     ---------------
REVENUES:
     Licenses.................................................      $      566,388      $      342,750
     Maintenance..............................................             997,025           1,161,490
     Professional Services....................................             299,225             235,620
     Applications Service Provider ("ASP") Services...........             224,250             154,198
                                                                    ---------------     ---------------
     TOTAL REVENUES...........................................           2,086,888           1,894,058
                                                                    ---------------     ---------------
COST OF REVENUES:
     Licenses.................................................             436,354             322,856
     Maintenance..............................................             701,767             632,636
     Professional Services....................................             118,971             121,251
     ASP Services.............................................              30,847              24,207
                                                                    ---------------     ---------------
     TOTAL COST OF REVENUES...................................           1,287,939           1,100,950
                                                                    ---------------     ---------------
     DIRECT MARGIN............................................             798,949             793,108
                                                                    ---------------     ---------------
OPERATING EXPENSES:
     Sales and Marketing......................................             312,594             291,339
     General and Administrative...............................             309,803             302,242
     Research and Development.................................             199,877             151,740
                                                                    ---------------     ---------------
     TOTAL OPERATING EXPENSES.................................             822,274             745,321
                                                                    ---------------     ---------------
     OPERATING INCOME (LOSS)..................................             (23,325)             47,787
                                                                    ---------------     ---------------
OTHER INCOME (EXPENSE):
     Interest Expense.........................................             (46,271)            (47,868)
     Interest Expense - Related Party.........................              (2,062)             (1,995)
     Interest Income..........................................               2,319               2,243
     Other Income.............................................              34,666               2,704
                                                                    ---------------     ---------------
     TOTAL OTHER INCOME (EXPENSE).............................             (11,348)            (44,916)
                                                                    ---------------     ---------------
     INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)..............             (34,673)              2,871

INCOME TAXES (BENEFIT)........................................                  --                  --
                                                                    ---------------     ---------------

NET (LOSS) INCOME.............................................      $      (34,673)     $        2,871
                                                                    ===============     ===============
BASIC EARNINGS (LOSS) PER COMMON SHARE........................      $        (0.00)     $         0.00
                                                                    ===============     ===============
DILUTED EARNINGS (LOSS) PER COMMON SHARE......................      $        (0.00)     $         0.00
                                                                    ===============     ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR BASIC EARNINGS (LOSS)
     PER COMMON SHARE.........................................          15,757,000          15,348,000
                                                                    ===============     ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR DILUTED EARNINGS (LOSS)
     PER COMMON SHARE.........................................          15,757,000          24,417,000
                                                                    ===============     ===============


         The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                              ------------------------------------
                                                                                    2005                2004
                                                                              ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)....................................................    $       (34,673)    $         2,871
     Adjustments to Reconcile Net Income (Loss) to
        Net Cash Provided From (Used For) Operating Activities:
            Depreciation..................................................             24,125              23,518
            Amortization of Capitalized Software..........................            248,323             243,275
            Amortization of Deferred Financing Costs......................              8,618               8,618
            Non-Cash Financing Cost.......................................                 --                  --
     Changes in Assets and Liabilities:
        (Increase) Decrease in:
            Accounts Receivable...........................................          1,904,856             399,415
            Prepaid Expenses..............................................           (145,443)            (10,556)
            Other Assets..................................................           (107,650)                277
        Increase (Decrease) in:
            Accounts Payable..............................................            (42,592)             92,680
            Taxes Payable.................................................            (48,905)                 --
            Accrued Liabilities...........................................           (364,522)             (1,660)
            Unearned Revenue..............................................           (175,090)           (491,373)
                                                                              ----------------    ----------------
     Net Cash Provided From Operating Activities..........................          1,267,047             267,065
                                                                              ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures.................................................            (27,541)             (6,501)
     Capitalized Software Expenditures....................................           (181,877)           (355,665)
                                                                              ----------------    ----------------
     Net Cash Used For Investing Activities...............................           (209,418)           (362,166)
                                                                              ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Exercise of Stock Options..............................             18,360               2,858
                                                                              ----------------    ----------------
     Net Cash Provided From Financing Activities..........................             18,360               2,858
                                                                              ----------------    ----------------

CHANGE IN CASH AND CASH EQUIVALENTS.......................................          1,075,989             (92,243)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...........................            143,624           1,193,173
                                                                              ----------------    ----------------
CASH AND CASH EQUIVALENTS - END OF PERIOD.................................    $     1,219,613     $     1,100,930
                                                                              ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     CASH PAID DURING THE PERIODS FOR:
       Interest...........................................................    $        46,271     $        47,868
       Interest - Related Party...........................................              2,062               1,995
       Income Taxes.......................................................                 --                  --


              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

[1]     GENERAL

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2004. While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior period have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of its subsidiary. All material intercompany transactions and balances have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of March 31, 2005, and the results of their operations for the three month periods ended March 31, 2005 and 2004, and their cash flows for the three month periods ended March 31, 2005 and 2004. Such adjustments are of a normal and recurring nature. The results of operations for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year.

[2]     CONVERTIBLE DEBENTURES

In 2001 and 2002, we completed two rounds of debt financing through the sale of 8% convertible debentures due in 2008 ("2008 Debentures") and 2009 ("2009 Debentures"), respectfully, to Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and certain other investors (including John Roblin, our Chairman of the Board, President and Chief Executive Officer), with an aggregate principal amount of $2,500,000. Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum. The 2008 Debentures mature on July 1, 2008 and the 2009 Debentures mature on September 1, 2009, unless the debentures are earlier redeemed by us or the holder or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures. The related financing costs incurred of $187,090 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt. We are required to repay principal on the 2008 Debentures and 2009 Debentures, commencing July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. In 2004, the holders of the 2008 Debentures elected to convert all of their monthly principal installments due in 2004, totaling $105,335, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. In connection with this conversion, we issued to the holders of the 2008 Debentures an aggregate of 351,116 shares of our common stock. We made an aggregate of $198,000 of interest payments on the debentures during 2004.

In March 2002, the holders under the convertible loan agreements governing the issuance of the debentures agreed to amend one of the financial covenants for the quarters ending March 31, June 30 and September 30, 2002. As consideration for such amendments, we issued to such holders an aggregate of 128,572 warrants to purchase such number of shares of our common stock at an exercise price of $0.22 per share. The warrants expire in 2007 and became exercisable in equal monthly installments on each of March 31, 2002, June 30, 2002 and September 30, 2002. The $16,913 estimated fair market value of the warrants has been charged to financing costs.

As of March 31, 2005, we were in compliance with the financial covenants of the convertible loan agreements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

At December 31, 2004, principal payments due on the convertible debentures were as follows:

        2005.....................................    $    220,122
        2006.....................................         247,061
        2007.....................................         218,991
        2008.....................................       1,240,210
        Thereafter...............................         468,281
                                                     ------------
                 TOTAL...........................    $  2,394,665
                                                     ============

[3]     EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                         FOR THE THREE MONTHS ENDED
                                                                               MARCH 31, 2005
                                                           ------------------------------------------------------
                                                               INCOME              SHARES           PER SHARE
                                                             (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                           ---------------     ---------------    ---------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................       $  (34,673)           15,756,673       $     (0.00)
Interest Reversal Convertible Debentures
  (Net of Tax).......................................               --                    --                --
Effect of Dilutive Securities:
  Exercise of Options................................               --                    --                --
  Exercise of Warrants...............................               --                    --                --
  Conversion of Convertible Debentures...............               --                    --                --
                                                           ---------------     ---------------    ---------------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................       $  (34,673)           15,756,673       $     (0.00)
                                                           ===============     ===============    ===============

The Company's options and warrants were not included in the computation of EPS for the period ended March 31, 2005 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the period ended March 31, 2005 because it would be antidilutive.

                                                                         FOR THE THREE MONTHS ENDED
                                                                               MARCH 31, 2004
                                                           ------------------------------------------------------
                                                               INCOME              SHARES           PER SHARE
                                                             (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                           ---------------     ---------------    ---------------
Basic EPS:
 Income Available to Common
   Stockholders......................................       $    2,871            15,348,410       $      0.00
Interest Reversal Convertible Debentures
  (Net of Tax).......................................           30,000                    --                --
Effect of Dilutive Securities:
  Exercise of Options................................               --               651,992                --
  Exercise of Warrants...............................               --                82,950                --
  Conversion of Convertible Debentures...............               --             8,333,333                --
                                                           ---------------     ---------------    ---------------
Diluted EPS:
  Income Available to Common Stockholders
    Plus Assumed Conversions.........................       $   32,871            24,416,685       $      0.00
                                                           ===============     ===============    ===============

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

For the three months ended March 31, 2005 and 2004, the Company was not required to record compensation expense for stock option grants.

Had compensation cost for the stock-based employee compensation plans been determined based on the fair values of awards on the grant date, estimated using the Black-Scholes option pricing model, which would be consistent with the method described in SFAS No. 123, the Company's reported net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------------------
                                                                           2005                      2004
                                                                     ----------------          ----------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net Income (Loss) as Reported...........................            $        (35)             $          3
   Deduct:  Amount by which stock-based employee
            compensation as determined under fair value
            based method for all awards exceeds the
            compensation as determined under the intrinsic
            value method...................................            $         26              $         25
   Pro Forma Net Income (Loss).............................            $        (61)             $        (22)
   Basic Earnings (Loss) Per Share as Reported.............            $      (0.00)             $       0.00
   Pro Forma Basic Earnings (Loss) Per Share...............            $      (0.00)             $       0.00
   Diluted Earnings (Loss) Per Share as Reported...........            $      (0.00)             $       0.00
   Pro Forma Diluted Earnings (Loss) Per Share.............            $      (0.00)             $       0.00

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        CERTAIN OF THE MATTERS DISCUSSED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, MATTERS DISCUSSED UNDER THIS ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY CONSTITUTE FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT) AND ARE SUBJECT TO THE OCCURRENCE OF CERTAIN CONTINGENCIES WHICH MAY NOT OCCUR IN THE TIME FRAMES ANTICIPATED OR OTHERWISE, AND, AS A RESULT, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. IN ADDITION TO OTHER FACTORS AND MATTERS DISCUSSED ELSEWHERE IN THIS REPORT ON FORM 10-Q AND IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 25, 2005, AND OTHER PERIODIC REPORTS FILED, THESE RISKS, UNCERTAINTIES AND CONTINGENCY INCLUDE, BUT ARE NOT LIMITED TO, RISKS ASSOCIATED WITH INCREASED COMPETITION, CUSTOMER DECISIONS, THE SUCCESSFUL COMPLETION OF CONTINUING DEVELOPMENT OF NEW PRODUCTS, THE SUCCESSFUL NEGOTIATION, EXECUTION AND IMPLEMENTATION OF ANTICIPATED NEW SOFTWARE CONTRACTS, THE SUCCESSFUL ADDITION OF PERSONNEL IN THE MARKETING AND TECHNICAL AREAS AND OUR ABILITY TO COMPLETE DEVELOPMENT AND SELL AND LICENSE OUR PRODUCTS AT PRICES WHICH RESULT IN SUFFICIENT REVENUES TO REALIZE PROFITS, AND OTHER BUSINESS FACTORS BEYOND OUR CONTROL.

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

        We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services. Total revenue for the three months ended March 31, 2005 increased to $2,087,000 from $1,894,000 for the three months ended March 31, 2004, mainly due to an increase in license revenue.

        The following is an overview of the key components of our revenue and other important financial data for the three and nine months ended March 31, 2005:

        SOFTWARE LICENSES. We signed license upgrades with several existing customers in the first three months of 2005. Our license revenue in the three months ended March 31, 2005 of $566,000 was from existing customers who chose to renew, add onto or extend their use of our software. For the three months ended March 31, 2004, we generated $343,000 in license revenue.

        MAINTENANCE. Maintenance revenue was $997,000 in the three months ended March 31, 2005 compared to $1,161,000 in the same period in 2004. The decrease in the first three months of 2005 was mainly due to the loss of several customers.

        PROFESSIONAL SERVICES. The increase in professional services revenue, from $236,000 in the three months ended March 31, 2004 to $299,000 in the same period of 2005, was a result of increased demand for customizations from our current customer base.

        ASP SERVICES. ASP services revenue was $225,000 in the first three months of 2005 compared to $154,000 in the same period in 2004.

        INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES. Income (loss) before provision for income taxes was $(35,000) in the three months ended March 31, 2005 compared to $2,900 in the same period of 2004 primarily due to a reduction in maintenance revenue.

        NET INCOME (LOSS). Net income (loss) for the three months ended March 31, 2005 decreased to $(35,000) from $2,900 in the same period of 2004 as a result of a reduction in maintenance revenue.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

        CASH FLOW. We generated $1,267,000 in positive cash flow from operations in the first three months of 2005 and ended the period with $1,220,000 in cash and cash equivalents and $1,709,000 in accounts receivable.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                       ------------------------------
                                                            2005            2004
                                                       --------------  --------------
REVENUES:
   License                                                  27.1%           18.1%
   Maintenance                                              47.8            61.4
   Professional Services                                    14.3            12.4
   Applications Service Provider ("ASP") Services           10.8             8.1
                                                       --------------  --------------
   TOTAL REVENUES                                          100.0           100.0
                                                       --------------  --------------

COST OF REVENUES:
   License                                                  20.9            17.0
   Maintenance                                              33.6            33.4
   Professional Services                                     5.7             6.4
   ASP Services                                              1.5             1.3
                                                       --------------  --------------
   TOTAL COST OF REVENUES                                   61.7            58.1
                                                       --------------  --------------
   DIRECT MARGIN                                            38.3            41.9
                                                       --------------  --------------

OPERATING EXPENSES:
   Sales and Marketing                                      15.0            15.4
   General and Administrative                               14.8            15.9
   Research and Development                                  9.6             8.0
                                                       --------------  --------------
   TOTAL OPERATING EXPENSES                                 39.4            39.3
                                                       --------------  --------------
   OPERATING INCOME (LOSS)                                  (1.1)            2.6
                                                       --------------  --------------

OTHER EXPENSE (INCOME):
   Interest Expense                                          2.3             2.6
   Interest Income                                          (0.1)           (0.1)
   Other Income                                             (1.6)           (0.1)
                                                       --------------  --------------
   TOTAL OTHER EXPENSE (INCOME)                              0.6             2.4
                                                       --------------  --------------
   INCOME (LOSS) BEFORE INCOME TAXES                        (1.7)            0.2
                                                       --------------  --------------

INCOME TAXES                                                  --              --
                                                       --------------  --------------
NET INCOME (LOSS)                                           (1.7)%           0.2%
                                                       --------------  --------------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

        Total revenues for the three months ended March 31, 2005 were $2,087,000 as compared to $1,894,000 for the same period in 2004. License fees were $566,000 for the three months ended March 31, 2005 compared to $343,000 in the same period in 2004, primarily due to license upgrades signed with several existing customers. For the three months ended March 31, 2005, maintenance revenues were $997,000 compared to $1,161,000 in the same period of the prior year primarily due to the loss of several customers. Professional services revenue contributed $299,000 in the three months ended March 31, 2005 compared to $236,000 in the first quarter of 2004, as a result of on increase in demand for customization from our current customer base. For the three months ended March 31, 2005, ASP revenues were $225,000 as compared to $154,000 in the same period for the prior year.

        Cost of sales increased to $1,288,000 for the three months ended March 31, 2005 as compared to $1,101,000 for the same period in 2004 due to staff related expenses. Non-cash capitalized software amortization was $248,000 for the three months ended March 31, 2005 as compared to $243,000 for the same period in 2004. The Company capitalized $182,000 of software development costs in the first three months of 2005 as compared to $356,000 in the same period in 2004.

        Research and development expenses were $200,000 for the three months ended March 31, 2005 compared to $152,000 for the same period in 2004, primarily due to the ongoing effort to enhance the functionality of our products and solutions.

        Sales and marketing expenses were $313,000 for the three months ended March 31, 2005 as compared to $291,000 in the same period of 2004 primarily due to an increase in a marketing and sales effort to improve the market share of our solutions set.

        General and administrative expenses were $310,000 in the three months ended March 31, 2005 as compared to $302,000 in the same period in 2004 mainly due to directors fees paid in 2005.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations primarily from cash flow from operations and the proceeds from our 2008 Debentures and 2009 Debentures.

        At March 31, 2005, we had cash and cash equivalents of $1,220,000 compared to cash and cash equivalents of $1,101,000 at March 31, 2004. The increase in cash and cash equivalents is primarily attributable to the increase in license sales.

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

        We are required to pay, commencing on July 1, 2004 and July 1, 2005, respectively, monthly principal installments in the amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount.

        In 2004, the holders of the 2008 Debentures elected to convert an aggregate of $105,335 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

        At March 31, 2005, we had working capital of $783,000 compared to working capital of $46,000 at March 31, 2004.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

        There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                * * * * * * * * *

Statements in this Form 10-Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause the Company's actual results in future periods to differ materially from expected results. Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control. Those and other risks are described in the Company's filings with the SEC over the last 12 months, including our Form 10-K filed with the SEC on March 25, 2005, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS.

  EXHIBIT
     NO.                               DESCRIPTION

    10(e)(4)+   Letter Agreement, dated May 11, 2005, between the Company and
                John Roblin

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

--------------
+ Denotes a management contract or compensatory plan or arrangement.

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

                                COVER-ALL TECHNOLOGIES INC.


Date:  May 13, 2005             By: /s/ John W. Roblin
                                    --------------------------------------------
                                    John W. Roblin, Chairman of the Board of
                                    Directors, President and Chief Executive
                                    Officer



Date:  May 13, 2005             By: /s/ Ann F. Massey
                                    --------------------------------------------
                                    Ann F. Massey, Chief Financial Officer