Form 10-Q
period 2005-06-30
COVER ALL TECHNOLOGIES INC
filed 2005-08-15
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)
    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended JUNE 30, 2005 or

    |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________


Commission File Number:             0-13124
                         -----------------------------


                           COVER-ALL TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 13-2698053
--------------------------------------------------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                  55 Lane Road, Fairfield, New Jersey      07004
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 461-5200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       n/a
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of August 1, 2005, the registrant had 16,156,654 shares of common stock, par value $.01 per share, outstanding.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005
--------------------------------------------------------------------------------


PART I:    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 2005 (Unaudited)
           and December 31, 2004 (Audited)...................................  3

           Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (Unaudited)...................  5

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 2005 and 2004 (Unaudited)...................  6

           Notes to Consolidated Financial Statements (Unaudited)............  7

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  12

ITEM 3.    Qualitative and Quantitative Disclosures
           About Market Risk................................................  16

ITEM 4.    Controls and Procedures..........................................  17

PART II:   OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds........................  18

ITEM 4.    Submission of Matters to a Vote of Security Holders..............  18

ITEM 6.    Exhibits.........................................................  19

SIGNATURES..................................................................  20

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
----------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------


                                                                               JUNE 30,         DECEMBER 31,
                                                                                 2005              2004
                                                                           ----------------   ----------------
                                                                              (UNAUDITED)        (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents.........................................       $      774,212     $      143,624
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 in 2005 and 2004, Respectively).....................              970,148          3,613,881
   Prepaid Expenses..................................................              457,373            427,991
                                                                           ----------------   ----------------

   Total Current Assets..............................................            2,201,733          4,185,496
                                                                           ----------------   ----------------
Property and Equipment - At Cost:
   Furniture, Fixtures and Equipment.................................              427,748          1,387,440
   Less:  Accumulated Depreciation...................................             (151,009)        (1,257,774)
                                                                           ----------------   ----------------

   Property and Equipment - Net......................................              276,739            129,666
                                                                           ----------------   ----------------

Capitalized Software (Less Accumulated Amortization of
   $7,699,460 and $7,205,493 in 2005 and 2004, Respectively).........            1,759,069          1,883,448
                                                                           ----------------   ----------------

Deferred Financing Costs (Net of Accumulated Amortization of
   $128,856 and $111,619 in 2005 and 2004, Respectively).............              112,456            129,692
                                                                           ----------------   ----------------

Other Assets.........................................................              109,874             59,335
                                                                           ----------------   ----------------

   Total Assets......................................................       $    4,459,871     $    6,387,637
                                                                           ================   ================


             The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                                       3


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------


                                                                               JUNE 30,         DECEMBER 31,
                                                                                 2005              2004
                                                                           ----------------   ----------------
                                                                              (UNAUDITED)        (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable..................................................       $      234,190     $      536,469
   Income Taxes Payable..............................................                   --             48,905
   Accrued Liabilities...............................................              297,079            829,516
   Convertible Debentures ...........................................              238,134            209,426
   Convertible Debenture - Related Party.............................               10,070             10,696
   Unearned Revenue..................................................            1,106,201          1,650,143
                                                                           ----------------   ----------------

   Total Current Liabilities.........................................            1,885,674          3,285,155
                                                                           ----------------   ----------------
Long-Term Liabilities:
   Convertible Debentures............................................            1,968,722          2,091,092
   Convertible Debenture - Related Party.............................               78,568             83,451
                                                                           ----------------   ----------------

   Total Long-Term Liabilities.......................................            2,047,290          2,174,543
                                                                           ----------------   ----------------

   Total Liabilities.................................................            3,932,964          5,459,698
                                                                           ----------------   ----------------

Commitments and Contingencies........................................                   --                 --
                                                                           ----------------   ----------------
Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     18,656,654 and 18,248,084 Shares Issued and 16,156,654 and
     15,748,084 Shares Outstanding in 2005 and 2004, Respectively....              186,566            182,481

Capital In Excess of Par Value.......................................           26,382,321         26,265,976

Accumulated Deficit..................................................          (25,338,980)       (24,817,518)

Treasury Stock - At Cost - 2,500,000 Shares..........................             (703,000)          (703,000)
                                                                           ----------------   ----------------

Total Stockholders' Equity...........................................              526,907            927,939
                                                                           ----------------   ----------------

Total Liabilities and Stockholders' Equity...........................       $    4,459,871     $    6,387,637
                                                                           ================   ================


             The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                                       4

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------     ----------------------------
                                                        2005            2004             2005             2004
                                                    ------------    ------------     ------------    ------------
REVENUES:
   Licenses....................................     $    132,700    $    444,258     $    699,088    $    787,008
   Maintenance.................................          943,726       1,141,000        1,940,751       2,302,490
   Professional Services.......................          311,031         187,641          610,256         423,261
   Applications Service Provider ("ASP")
      Services.................................          325,500         154,198          549,750         308,396
                                                    ------------    ------------     ------------    ------------
   TOTAL REVENUES..............................        1,712,957       1,927,097        3,799,845       3,821,155
                                                    ------------    ------------     ------------    ------------
COST OF REVENUES:
   Licenses....................................          364,320         346,310          800,674         669,166
   Maintenance.................................          757,167         737,719        1,458,934       1,370,355
   Professional Services.......................          116,371         108,501          235,342         229,752
   ASP Services................................           33,158          18,440           64,005          42,647
                                                    ------------    ------------     ------------    ------------
   TOTAL COST OF REVENUES......................        1,271,016       1,210,970        2,558,955       2,311,920
                                                    ------------    ------------     ------------    ------------
   DIRECT MARGIN...............................          441,941         716,127        1,240,890       1,509,235
                                                    ------------    ------------     ------------    ------------
OPERATING EXPENSES:
   Sales and Marketing.........................          359,889         378,639          672,483         669,978
   General and Administrative..................          317,609         288,264          627,412         587,802
   Research and Development....................          208,617         161,174          408,494         312,914
                                                    ------------    ------------     ------------    ------------
   TOTAL OPERATING EXPENSES....................          886,115         828,077        1,708,389       1,570,694
                                                    ------------    ------------     ------------    ------------
   OPERATING INCOME (LOSS).....................         (444,174)       (111,950)        (467,499)        (61,459)
                                                    ------------    ------------     ------------    ------------
OTHER INCOME (EXPENSE):
   Interest Expense............................          (46,220)        (47,869)         (92,491)        (95,737)
   Interest Expense - Related Party............           (1,842)         (1,994)          (3,904)         (3,989)
   Interest Income.............................            5,447           1,249            7,766           3,492
   Other Income................................               --              --           34,666              --
                                                    ------------    ------------     ------------    ------------
   TOTAL OTHER INCOME (EXPENSE)................          (42,615)        (48,614)         (53,963)        (96,234)
                                                    ------------    ------------     ------------    ------------
   INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT).         (486,789)       (160,564)        (521,462)       (157,693)
                                                    ------------    ------------     ------------    ------------
INCOME TAXES (BENEFIT).........................               --              --               --              --
                                                    ------------    ------------     ------------    ------------

NET INCOME (LOSS)..............................     $   (486,789)   $   (160,564)    $   (521,462)   $   (157,693)
                                                    ============    ============     ============    ============
BASIC EARNINGS (LOSS) PER COMMON SHARE.........     $      (0.03)   $      (0.01)    $      (0.03)   $      (0.01)
                                                    ============    ============     ============    ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE.......     $      (0.03)   $      (0.01)    $      (0.03)   $      (0.01)
                                                    ============    ============     ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR BASIC EARNINGS (LOSS) PER
   COMMON SHARE................................       15,999,000      15,367,000       15,879,000      15,358,000
                                                    ============    ============     ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR DILUTED EARNINGS (LOSS) PER
   COMMON SHARE................................       15,999,000      15,367,000       15,879,000      15,358,000
                                                    ============    ============     ============    ============

              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                                         5

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                             -----------------------------------
                                                                                  2005                2004
                                                                             ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)...................................................       $    (521,462)      $    (157,693)
   Adjustments to Reconcile Net Income (Loss) to
      Net Cash Provided From (Used For) Operating Activities:
         Depreciation..................................................              59,001              44,729
         Amortization of Capitalized Software..........................             493,967             486,552
         Amortization of Deferred Financing Costs......................              17,237              17,236

   Changes in Assets and Liabilities:
      (Increase) Decrease in:
         Accounts Receivable...........................................           2,643,733             564,625
         Prepaid Expenses..............................................             (29,382)             21,894
         Other Receivable..............................................                  --                (675)
         Other Assets..................................................             (50,539)               (277)

      Increase (Decrease) in:
         Accounts Payable..............................................            (302,279)             48,040
         Taxes Payable.................................................             (48,905)                 --
         Accrued Liabilities...........................................            (532,437)             69,226
         Unearned Revenue..............................................            (543,942)           (916,593)
                                                                             ---------------     ---------------

   Net Cash Provided From (Used For) Operating Activities..............           1,184,992             177,064
                                                                             ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures................................................            (206,075)            (73,118)
   Capitalized Software Expenditures...................................            (369,589)           (594,301)
                                                                             ---------------     ---------------
   Net Cash Provided From (Used For) Investing Activities..............            (575,664)           (667,419)
                                                                             ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Exercise of Stock Options.............................              21,260               7,713
                                                                             ---------------     ---------------
   Net Cash Provided From (Used For) Financing Activities..............              21,260               7,713
                                                                             ---------------     ---------------

CHANGE IN CASH AND CASH EQUIVALENTS....................................             630,588            (482,642)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD........................             143,624           1,193,173
                                                                             ---------------     ---------------
CASH AND CASH EQUIVALENTS - END OF PERIOD..............................       $     774,212       $     710,531
                                                                             ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIODS FOR:
     Interest..........................................................       $      92,491       $      95,737
     Interest - Related Party..........................................               3,904               3,989
     Income Taxes......................................................              50,000                  --


              The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                                         6

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of June 30, 2005, and the results of their operations for the three and six month periods ended June 30, 2005 and 2004, and their cash flows for the six month periods ended June 30, 2005 and 2004. Such adjustments are of a normal and recurring nature. The results of operations for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year.

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

As of June 30, 2005, we were in compliance with the financial covenants of the convertible loan agreements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


At June 30, 2005, principal payments due on the convertible debentures were as follows:

        2005...........................................    $    120,951
        2006...........................................         247,061
        2007...........................................         218,991
        2008...........................................       1,240,210
        Thereafter.....................................         468,281
                                                          --------------

                 TOTAL.................................    $  2,295,494
                                                          ==============

In May 2005, the holders of the 2008 Debentures converted an aggregate of $99,171 in principal of such debentures into a total of 330,570 shares of our common stock at the conversion price of $0.30 per share.

[3]     EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                     FOR THE THREE MONTHS ENDED
                                                                           JUNE 30, 2005
                                                           ---------------------------------------------
                                                             INCOME           SHARES          PER SHARE
                                                           (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                           ------------    -------------    ------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................      $   (486,789)     15,999,254     $      (0.03)
Interest Reversal Convertible Debentures
  (Net of Tax).......................................                --              --               --
Effect of Dilutive Securities:
  Exercise of Options................................                --              --               --
  Exercise of Warrants...............................                --              --               --
  Conversion of Convertible Debentures...............                --              --               --
                                                           ------------    -------------    ------------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................      $   (486,789)     15,999,254     $      (0.03)
                                                           ============    =============    ============


                                                                     FOR THE SIX MONTHS ENDED
                                                                          JUNE 30, 2005
                                                           ---------------------------------------------
                                                             INCOME           SHARES          PER SHARE
                                                           (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                           ------------    -------------    ------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................      $   (521,462)     15,878,634     $      (0.03)
 Interest Reversal Convertible Debentures
   (Net of Tax)......................................                --              --               --
Effect of Dilutive Securities:
  Exercise of Options................................                --              --               --
  Exercise of Warrants...............................                --              --               --
  Conversion of Convertible Debentures...............                --              --               --
                                                           ------------    -------------    ------------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................      $   (521,462)     15,878,634     $      (0.03)
                                                           ============    =============    ============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


The Company's options and warrants were not included in the computation of EPS for the periods ended June 30, 2005 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the periods ended June 30, 2005 because it would be antidilutive.

                                                                    FOR THE THREE MONTHS ENDED
                                                                          JUNE 30, 2004
                                                           ---------------------------------------------
                                                             INCOME           SHARES          PER SHARE
                                                           (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                           ------------    -------------    ------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................      $   (160,564)     15,367,424     $      (0.01)
Interest Reversal Convertible Debentures
  (Net of Tax).......................................                --              --               --
Effect of Dilutive Securities:
  Exercise of Options................................                --              --               --
  Exercise of Warrants...............................                --              --               --
  Conversion of Convertible Debentures...............                --              --               --
                                                           ------------    -------------    ------------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................      $   (160,564)     15,367,424     $      (0.01)
                                                           ============    =============    ============


                                                                    FOR THE SIX MONTHS ENDED
                                                                          JUNE 30, 2004
                                                           ---------------------------------------------
                                                             INCOME           SHARES          PER SHARE
                                                           (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                           ------------    -------------    ------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................      $   (157,693)     15,357,917     $      (0.01)
 Interest Reversal Convertible Debentures
   (Net of Tax)......................................                --              --               --
Effect of Dilutive Securities:
  Exercise of Options................................                --              --               --
  Exercise of Warrants...............................                --              --               --
  Conversion of Convertible Debentures...............                --              --               --
                                                           ------------    -------------    ------------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................      $   (157,693)     15,357,917     $      (0.01)
                                                           ============    =============    ============

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


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

For the three and six months ended June 30, 2005 and 2004, the Company was not required to record compensation expense for stock option grants.

Had compensation cost for the stock-based employee compensation plans been determined based on the fair values of awards on the grant date, estimated using the Black-Scholes option pricing model, which would be consistent with the method described in SFAS No. 123, the Company's reported net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below:

                                                                    THREE MONTHS ENDED JUNE 30,
                                                             -------------------  -------------------
                                                                     2005                 2004
                                                             -------------------  -------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net Income (Loss) as Reported...........................      $      (487)          $     (161)
   Deduct: Amount by which stock-based employee
           compensation as determined under fair value
           based method for all awards exceeds the
           compensation as determined under the intrinsic
           value method....................................      $       (25)          $      (25)
   Pro Forma Net Income (Loss).............................      $      (512)          $     (186)
   Basic Earnings (Loss) Per Share as Reported.............      $     (0.03)          $    (0.01)
   Pro Forma Basic Earnings (Loss) Per Share...............      $     (0.03)          $    (0.01)
   Diluted Earnings (Loss) Per Share as Reported...........      $     (0.03)          $    (0.01)
   Pro Forma Diluted Earnings (Loss) Per Share.............      $     (0.03)          $    (0.01)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


                                                                      SIX MONTHS ENDED JUNE 30,
                                                             -------------------  -------------------
                                                                     2005                 2004
                                                             -------------------  -------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net Income (Loss) as Reported...........................      $       (521)         $     (158)
   Deduct: Amount by which stock-based employee
           compensation as determined under fair value
           based method for all awards exceeds the
           compensation as determined under the intrinsic
           value method....................................      $        (51)         $      (50)
   Pro Forma Net Income (Loss).............................      $       (572)         $     (208)
   Basic Earnings (Loss) Per Share as Reported.............      $      (0.03)         $    (0.01)
   Pro Forma Basic Earnings (Loss) Per Share...............      $      (0.04)         $    (0.01)
   Diluted Earnings (Loss) Per Share as Reported...........      $      (0.03)         $    (0.01)
   Pro Forma Diluted Earnings (Loss) Per Share.............      $      (0.04)         $    (0.01)

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

        We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services. Total revenue for the three and six months ended June 30, 2005 decreased to $1,713,000 and $3,800,000 respectively, from $1,927,000 and $3,821,000, respectively, for the three and six months ended June 30, 2004, mainly due to a decrease in maintenance revenue.

        The following is an overview of the key components of our revenue and other important financial data for the three and six months ended June 30, 2005:

        SOFTWARE LICENSES. We signed license upgrades with several existing customers in the first six months of 2005. Our license revenue in the three and six months ended June 30, 2005 of $133,000 and $699,000, respectively, was from existing customers who chose to renew, add onto or extend their use of our software. For the three and six months ended June 30, 2004, we generated $444,000 and $787,000, respectively, in license revenue.

        MAINTENANCE. The decrease in maintenance revenue, from $1,141,000 and $2,302,000, respectively, in the second quarter and first half of 2004, to $944,000 and $1,941,000 respectively, in the same periods in 2005, resulted in part from the loss of a few customers and implementation delays for some customers upgrading to the new software, which delayed maintenance billing for their new software capabilities.

        PROFESSIONAL SERVICES. The increase in professional services revenue, from $188,000 and $423,000, respectively, in the three and six months ended June 30, 2004 to $311,000 and $610,000, respectively, in the same periods of 2005, was a result of increased demand for new software capabilities and customizations from our current customer base.

        ASP SERVICES. ASP services revenue was $154,000 and $308,000 in the three and six months of 2004 compared to $325,000 and $550,000, respectively, in the same periods in 2005, due to an expanded and intended contractual relationship with a very large customer.

        INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES (BENEFIT). Income (loss) before provision for income taxes (benefits) was $(487,000) and $(521,000) in the three and six months ended June 30, 2005 compared to $(161,000) and $(158,000), respectively, in the same periods of 2004 primarily due to a reduction in maintenance revenue.

        NET INCOME (LOSS). Net income (loss) for the three and six months ended June 30, 2005 decreased to $(487,000) and $(521,000), respectively, from $(161,000) and $(158,000) in the same periods of 2004 as a result of a reduction in maintenance revenue.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


        CASH FLOW. We generated $1,185,000 in positive cash flow from operations in the first six months of 2005 and ended the period with $774,000 in cash and cash equivalents and $970,000 in accounts receivable.

        We continue to face challenges to growth in 2005, mainly in the marketing and selling of our products and services to new customers, caused by a number of factors, including long sales cycles and competition. In addition, there are risks related to customers' acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize.

        However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers. Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

                                                          THREE MONTHS                    SIX MONTHS
                                                          ENDED JUNE 30,                 ENDED JUNE 30,
                                                  ---------------------------     ---------------------------
                                                      2005            2004            2005           2004
                                                  ------------   ------------     ------------   ------------
REVENUES:
       License                                         7.7%           23.1%           18.4%          20.6%
       Maintenance                                    55.1            59.2            51.1           60.3
       Professional Services                          18.2             9.7            16.0           11.1
       Applications Service Provider ("ASP")
         Services                                     19.0             8.0            14.5            8.0
                                                  ------------   ------------     ------------   ------------
       TOTAL REVENUES                                100.0           100.0           100.0          100.0
                                                  ------------   ------------     ------------   ------------

COST OF REVENUES:
       License                                        21.3            18.0            21.0           17.5
       Maintenance                                    44.2            38.3            38.4           35.9
       Professional Services                           6.8             5.6             6.2            6.0
       ASP Services                                    1.9             0.9             1.7            1.1
                                                  ------------   ------------     ------------   ------------
       TOTAL COST OF REVENUES                         74.2            62.8            67.3           60.5
                                                  ------------   ------------     ------------   ------------
       DIRECT MARGIN                                  25.8            37.2            32.7           39.5
                                                  ------------   ------------     ------------   ------------

OPERATING EXPENSES:
       Sales and Marketing                            21.0            19.6            17.7           17.5
       General and Administrative                     18.5            15.0            16.6           15.4
       Research and Development                       12.2             8.4            10.7            8.2
                                                  ------------   ------------     ------------   ------------
       TOTAL OPERATING EXPENSES                       51.7            43.0            45.0           41.1
                                                  ------------   ------------     ------------   ------------
       OPERATING INCOME (LOSS)                       (25.9)           (5.8)          (12.3)          (1.6)
                                                  ------------   ------------     ------------   ------------

OTHER EXPENSE (INCOME):
       Interest Expense                                2.8             2.6             2.5            2.6
       Interest Income                                (0.3)           (0.1)           (0.2)          (0.1)
       Other Income                                     --                            (0.9)
                                                  ------------   ------------     ------------   ------------
       TOTAL OTHER EXPENSE (INCOME)                    2.5             2.5             1.4            2.5
                                                  ------------   ------------     ------------   ------------
       INCOME (LOSS) BEFORE INCOME TAXES             (28.4)           (8.3)          (13.7)          (4.1)
                                                  ------------   ------------     ------------   ------------

INCOME TAXES (BENEFIT)                                  --              --              --             --
                                                  ------------   ------------     ------------   ------------

NET INCOME (LOSS)                                    (28.4)%          (8.3)%         (13.7)%         (4.1)%
                                                  ------------   ------------     ------------   ------------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2004

        Total revenues for the three months ended June 30, 2005 were $1,713,000 as compared to $1,927,000 for the same period in 2004. License fees were $133,000 for the three months ended June 30, 2005 compared to $444,000 in the same period in 2004 as a result of delayed upgrade decisions by a few existing customers, no new customer sales and fewer sales to existing customers in 2005. For the three months ended June 30, 2005, maintenance revenues were $944,000 compared to $1,141,000 in the same period of the prior year, due in part to the loss of a few customers and implementation delays for same customers upgrading to the new software which delayed maintenance billing for their new software capabilities. For the three months ended June 30, 2005, ASP revenues were $325,000 as compared to $154,000 in the same period for the prior year, due to an expanded and extended contractual relationship with a very large customer.

        Professional services revenue increased to $311,000 in the three months ended June 30, 2005 compared to $188,000 in the second quarter of 2004, as a result of increased demand for new software capabilities and customazations from our current customer base.

        For the six months ended June 30, 2005, total revenues were $3,800,000 compared to $3,821,000 in the same period of the prior year.

        Cost of sales increased to $1,271,000 and $2,559,000 for the three and six months ended June 30, 2005 as compared to $1,211,000 and $2,312,000 for the same periods in 2004, due to staff-related expenses. Non-cash capitalized software amortization was $246,000 and $494,000 for the three and six months ended June 30, 2005 as compared to $243,000 and $487,000 for the same periods in 2004. We capitalized $188,000 and $370,000 of software development costs in the three and six months ended June 30, 2005 as compared to $238,000 and $594,000 in the same periods in 2004.

        Research and development expenses were $209,000 and $408,000 for the three and six months ended June 30, 2005 compared to $161,000 and $313,000 for the same periods in 2004, primarily due to the ongoing effort to enhance the functionality of our products and solutions.

        Sales and marketing expenses were $360,000 and $672,000 for the three and six months ended June 30, 2005 as compared to $379,000 and $670,000 in the same periods of 2004, primarily due to an increase in a marketing and sales effort to improve the market share of our solution set.

        General and administrative expenses were $318,000 and $627,000 in the three and six months ended June 30, 2005 as compared to $288,000 and $588,000 in the same periods in 2004, mainly due to directors fees paid and an increase in legal fees in 2005.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations primarily from cash flow from operations and the proceeds from our 2008 Debentures and 2009 Debentures.

        At June 30, 2005, we had cash and cash equivalents of $774,000 compared to cash and cash equivalents of $711,000 at June 30, 2004. The increase in cash and cash equivalents is primarily attributable to the increase in professional services sales and ASP revenues.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


        We are required to pay, commencing on July 1, 2004 and July 1, 2005, respectively, monthly principal installments in the amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount.

        In 2004, the holders of the 2008 Debentures elected to convert an aggregate of $105,335 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash) for shares of our common stock at the conversion price of $0.30 per share.

        In May 2005, the holders of the 2008 Debentures elected to convert an aggregate of $99,171 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. At June 30, 2005, after giving effect to the conversion, the 2008 Debentures have an aggregate outstanding principal amount of $2,295,494.

        At June 30, 2005, we had a working capital of $316,000 compared to a working capital deficit of $(191,000) at June 30, 2004.

        At December 31, 2004, we had approximately $21,900,000 of federal net operating tax loss carryforwards expiring at various dates through 2023. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period, which is generally a three-year period. As a result of stock which may be issued by us from time to time, including the stock which may be issued relating to our outstanding convertible debentures and the conversion of outstanding warrants, or the result of other changes in ownership of our outsanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

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

        There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


PART II:    OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

The partial conversion in May 2005 of an aggregate of $99,171 in principal of our 2008 Debentures resulted in the issuance of a total of 330,570 shares of our common stock to the holders of such debentures. No cash proceeds were received by us in connection with the partial conversion of the 2008 Debentures. The shares of our common stock issued upon the conversion of the debentures were issued exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933 as an exchange of securities by an issuer with its existing security holders where no commission or other renumeration was paid or given directly or indirectly for soliciting such exchange.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of our Stockholders was held on June 7, 2005. At that meeting, our stockholders elected two directors, Earl Gallegos and Mark D. Johnston, to serve for a term of three years and until their successors are duly elected and qualified. Our stockholders also approved the adoption of our 2005 Stock Incentive Plan. In addition, the stockholders approved the ratification of the appointment of Moore Stephens, P.C., as independent auditors for the fiscal year ending December 31, 2005.

The results of the voting are as follows:

PROPOSAL 1 - ELECTION OF DIRECTORS

             Director             Votes For       Votes Withheld
             --------             ---------       --------------

             Earl Gallegos        11,871,907          659,273
             Mark D. Johnston     12,308,103          223,077

PROPOSAL 2 - ADOPTION OF THE 2005 STOCK INCENTIVE PLAN

             Votes for          Votes Against     Votes Withheld      Broker Non-votes
             ---------          -------------     --------------      ----------------
               4,441,400           716,773             23,139               7,349,868

PROPOSAL 3 - RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

             Votes for          Votes Against     Votes Withheld
             ---------          -------------     --------------

              12,404,215           104,375             22,590

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


ITEM 6.  EXHIBITS.


           EXHIBIT
              NO.                               DESCRIPTION

           10(c)(8)+       Amendment to Non-Qualified Stock Option Agreement,
                           dated as of December 20, 2004, between the Registrant and Mark D. Johnston.

           10(c)(9)+       Amendment to Non-Qualified Stock Option Agreement,
                           dated as of December 20, 2004, between the Registrant and Earl Gallegos.

           10(c)(10)+      Amendment to Non-Qualified Stock Option Agreement,
                           dated as of December 20, 2004, between the Registrant and John Roblin.

           10(c)(11)+      Amendment to Non-Qualified Stock Option Agreement,
                           dated as of December 20, 2004, between the Registrant and John Roblin.

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


         ---------------------

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

                                      COVER-ALL TECHNOLOGIES INC.


Date: August 15, 2005                 By: /s/ John W. Roblin
                                          --------------------------------------
                                          John W. Roblin, Chairman of the Board
                                          of Directors, President and Chief
                                          Executive Officer


Date: August 15, 2005                 By: /s/ Ann F. Massey
                                          --------------------------------------
                                          Ann F. Massey, Chief Financial Officer