Form 10-Q
period 2005-09-30
COVER ALL TECHNOLOGIES INC
filed 2005-11-14
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended SEPTEMBER 30, 2005 or

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________


Commission File Number:             0-13124
                       ----------------------------------


                           COVER-ALL TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-2698053
------------------------------------       -------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


                 55 Lane Road, Fairfield, New Jersey     07004
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 1, 2005, the registrant had 16,559,823 shares of common stock, par value $.01 per share, outstanding.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005
--------------------------------------------------------------------------------


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2005
         (Unaudited) and December 31, 2004 (Audited)......................   3

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 2005 and 2004 (Unaudited).............   5

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2005 and 2004 (Unaudited).............   6

         Notes to Consolidated Financial Statements (Unaudited)...........   7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  12

ITEM 3.  Qualitative and Quantitative Disclosures About
         Market Risk......................................................  17

ITEM 4.  Controls and Procedures..........................................  17

PART II: OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds......  19

ITEM 6.  Exhibits.........................................................  19

SIGNATURES................................................................  20



                                      . . . . . . . . . .


PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              2005               2004
                                                                        ----------------   ----------------
                                                                           (UNAUDITED)        (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents......................................       $      245,423     $      143,624
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 in 2005 and 2004, Respectively)..................            1,201,148          3,613,881
   Prepaid Expenses...............................................              555,519            427,991
                                                                        ----------------   ----------------
   Total Current Assets...........................................            2,002,090          4,185,496
                                                                        ----------------   ----------------
Property and Equipment - At Cost:
   Furniture, Fixtures and Equipment..............................              431,077          1,387,440
   Less:  Accumulated Depreciation................................             (169,774)        (1,257,774)
                                                                        ----------------   ----------------

   Property and Equipment - Net...................................              261,303            129,666
                                                                        ----------------   ----------------

Capitalized Software (Less Accumulated Amortization of
   $7,938,190 and $7,205,493 in 2005 and 2004, Respectively)......            1,668,782          1,883,448
                                                                        ----------------   ----------------

Deferred Financing Costs (Net of Accumulated Amortization of
   $137,473 and $111,619 in 2005 and 2004, Respectively)..........              103,838            129,692
                                                                        ----------------   ----------------

Other Assets......................................................              110,427             59,335
                                                                        ----------------   ----------------

   Total Assets...................................................       $    4,146,440     $    6,387,637
                                                                        ================   ================


            The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                                      3


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------


                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              2005               2004
                                                                        ----------------   ----------------
                                                                           (UNAUDITED)        (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable...............................................       $      267,778     $      536,469
   Income Taxes Payable...........................................                   --             48,905
   Accrued Liabilities............................................              394,917            829,516
   Convertible Debentures ........................................              180,843            209,426
   Convertible Debenture - Related Party..........................                7,217             10,696
   Unearned Revenue...............................................            1,052,631          1,650,143
                                                                        ----------------   ----------------

   Total Current Liabilities......................................            1,903,386          3,285,155
                                                                        ----------------   ----------------
Long-Term Liabilities:
   Deferred Charges...............................................              126,019                 --
   Convertible Debentures.........................................            1,910,250          2,091,092
   Convertible Debenture - Related Party..........................               76,234             83,451
                                                                        ----------------   ----------------

   Total Long-Term Liabilities....................................            2,112,503          2,174,543
                                                                        ----------------   ----------------

   Total Liabilities..............................................            4,015,889          5,459,698
                                                                        ----------------   ----------------

Commitments and Contingencies.....................................                   --                 --
                                                                        ----------------   ----------------
Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     19,059,823 and 18,248,084 Shares Issued and
     16,559,823 and 15,748,084 Shares Outstanding in 2005 and
     2004, Respectively...........................................              190,598            182,481

Capital In Excess of Par Value....................................           26,499,240         26,265,976

Accumulated Deficit...............................................          (25,856,287)       (24,817,518)

Treasury Stock - At Cost - 2,500,000 Shares.......................             (703,000)          (703,000)
                                                                        ----------------   ----------------

Total Stockholders' Equity........................................              130,551            927,939
                                                                        ----------------   ----------------

Total Liabilities and Stockholders' Equity........................       $    4,146,440     $    6,387,637
                                                                        ================   ================


            The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                                      4


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                      ----------------------------     ----------------------------
                                                          2005            2004             2005             2004
                                                      ------------    ------------     ------------    ------------
REVENUES:
     Licenses....................................     $    150,866    $    240,106     $    849,954    $  1,027,114
     Maintenance.................................          901,033       1,059,753        2,841,784       3,362,243
     Professional Services.......................          245,902         185,575          856,158         608,836
     Applications Service Provider ("ASP")
        Services.................................          340,500         154,198          890,250         462,594
                                                      ------------    ------------     ------------    ------------
     TOTAL REVENUES..............................        1,638,301       1,639,632        5,438,146       5,460,787
                                                      ------------    ------------     ------------    ------------
COST OF REVENUES:
     Licenses....................................          348,772         353,658        1,149,446       1,022,824
     Maintenance.................................          710,681         690,223        2,169,615       2,060,578
     Professional Services.......................          129,930         102,845          365,272         332,597
     ASP Services................................           52,990          22,552          116,995          65,199
                                                      ------------    ------------     ------------    ------------
     TOTAL COST OF REVENUES......................        1,242,373       1,169,278        3,801,328       3,481,198
                                                      ------------    ------------     ------------    ------------
     DIRECT MARGIN...............................          395,928         470,354        1,636,818       1,979,589
                                                      ------------    ------------     ------------    ------------
OPERATING EXPENSES:
     Sales and Marketing.........................          317,163         249,278          989,646         919,256
     General and Administrative..................          320,989         327,274          948,401         915,076
     Research and Development....................          229,962         194,151          638,456         507,065
                                                      ------------    ------------     ------------    ------------
     TOTAL OPERATING EXPENSES....................          868,114         770,703        2,576,503       2,341,397
                                                      ------------    ------------     ------------    ------------
     OPERATING INCOME (LOSS).....................         (472,186)       (300,349)        (939,685)       (361,808)
                                                      ------------    ------------     ------------    ------------
OTHER INCOME (EXPENSE):
     Interest Expense............................          (45,447)        (48,014)        (137,938)       (143,751)
     Interest Expense - Related Party............           (1,787)         (1,977)          (5,691)         (5,966)
     Interest Income.............................            2,113             320            9,879           3,812
     Other Income................................               --              --           34,666              --
                                                      ------------    ------------     ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)................          (45,121)        (49,671)         (99,084)       (145,905)
                                                      ------------    ------------     ------------    ------------
     INCOME (LOSS) BEFORE INCOME TAXES
        (BENEFIT)................................         (517,307)       (350,020)      (1,038,769)       (507,713)
                                                      ------------    ------------     ------------    ------------
INCOME TAXES (BENEFIT)...........................               --              --               --              --
                                                      ------------    ------------     ------------    ------------
NET INCOME (LOSS)................................     $   (517,307)   $   (350,020)    $ (1,038,769)   $   (507,713)
                                                      ============    ============     ============    ============
BASIC EARNINGS (LOSS) PER COMMON SHARE...........     $      (0.03)   $      (0.02)    $      (0.06)   $      (0.03)
                                                      ============    ============     ============    ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE.........     $      (0.03)   $      (0.02)    $      (0.06)   $      (0.03)
                                                      ============    ============     ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR BASIC EARNINGS (LOSS) PER
     COMMON SHARE................................       16,240,000      15,618,000       16,000,000      15,445,000
                                                      ============    ============     ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR DILUTED EARNINGS (LOSS) PER
     COMMON SHARE................................       16,240,000      15,618,000       16,000,000      15,445,000
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


               The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                                          5


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ----------------------------------
                                                                                     2005                2004
                                                                                --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)....................................................       $ (1,038,769)       $   (507,713)
     Adjustments to Reconcile Net Income (Loss) to
        Net Cash Provided From (Used For) Operating Activities:
            Depreciation..................................................             77,766              59,774
            Amortization of Capitalized Software..........................            732,698             737,737
            Amortization of Deferred Financing Costs......................             25,855              25,854
     Changes in Assets and Liabilities:
        (Increase) Decrease in:
            Accounts Receivable...........................................          2,412,733             897,705
            Prepaid Expenses..............................................           (127,527)            (90,003)
            Other Receivable..............................................                 --              (4,691)
            Other Assets..................................................            (51,092)                 --
        Increase (Decrease) in:
            Accounts Payable..............................................           (268,691)            333,156
            Taxes Payable.................................................            (48,905)                 --
            Accrued Liabilities...........................................           (434,601)            (11,723)
            Unearned Revenue..............................................           (597,512)         (1,355,655)
            Deferred Charges..............................................            126,019                  --
                                                                                --------------      --------------
     Net Cash Provided From (Used For) Operating Activities...............            807,974              84,441
                                                                                --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures................................................            (209,403)            (73,118)
     Capitalized Software Expenditures...................................            (518,032)           (823,390)
                                                                                --------------      --------------
     Net Cash Provided From (Used For) Investing Activities..............            (727,435)           (896,508)
                                                                                --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Exercise of Stock Options.............................              21,260               7,713
                                                                                --------------      --------------
     Net Cash Provided From (Used For) Financing Activities..............              21,260               7,713
                                                                                --------------      --------------

CHANGE IN CASH AND CASH EQUIVALENTS......................................             101,799            (804,354)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD..........................             143,624           1,193,173
                                                                                --------------      --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD................................        $    245,423        $    388,819
                                                                                ==============      ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIODS FOR:
     Interest............................................................             137,938             143,751
     Interest - Related Party............................................               5,691               5,966
     Income Taxes........................................................                  --                  --


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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of September 30, 2005, and the results of their operations for the three and nine month periods ended September 30, 2005 and 2004, and their cash flows for the nine month periods ended September 30, 2005 and 2004. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year.

[2] CONVERTIBLE DEBENTURES

In 2001 and 2002, we completed two rounds of debt financing through the sale of 8% convertible debentures due in 2008 ("2008 Debentures") and 2009 ("2009 Debentures"), respectfully, to Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and certain other investors (including John Roblin, our Chairman of the Board, President and Chief Executive Officer), with an aggregate principal amount of $2,500,000. Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum. The 2008 Debentures mature on July 1, 2008 and the 2009 Debentures mature on September 1, 2009, unless the debentures are earlier redeemed by us or the holder or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures. The related financing costs incurred of $187,090 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt. We are required to repay principal on the 2008 Debentures and 2009 Debentures, commencing July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. In 2004, the holders of the 2008 Debentures elected to convert all of their monthly principal installments due in 2004, totaling $105,335, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. In connection with this conversion, we issued to the holders of the 2008 Debentures an aggregate of 351,116 shares of our common stock. We made an aggregate of $155,000 of interest payments on the debentures in the nine months ended September 30, 2005.

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

As of September 30, 2005, we were in compliance with the financial covenants of the convertible loan agreements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

At September 30, 2005, principal payments due on the convertible debentures were as follows:

    2006.................................................    $   188,060
    2007.................................................        225,694
    2008.................................................      1,278,173
    Thereafter...........................................        482,616
                                                             -----------

           TOTAL.........................................    $ 2,174,543
                                                             ===========

In May 2005, the holders of the 2008 Debentures converted an aggregate of $99,171 in principal of such debentures into a total of 330,570 shares of our common stock at the conversion price of $0.30 per share. In September 2005, the holders of the 2008 Debentures and 2009 Debentures converted an aggregate of $120,951 in principal of such debentures into a total of 403,169 shares of our common stock at the conversion price of $0.30 per share.

[3] EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                      FOR THE THREE MONTHS ENDED
                                                                          SEPTEMBER 30, 2005
                                                           -------------------------------------------------
                                                               INCOME           SHARES         PER SHARE
                                                             (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                           ---------------  ---------------  ---------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................       $   (517,307)       16,239,917    $       (0.03)
Interest Reversal Convertible Debentures
  (Net of Tax).......................................                 --                --               --
Effect of Dilutive Securities:
  Exercise of Options................................                 --                --               --
  Exercise of Warrants...............................                 --                --               --
  Conversion of Convertible Debentures...............                 --                --               --
                                                           ---------------  ---------------  ---------------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................       $   (517,307)       16,239,917    $       (0.03)
                                                           ===============  ===============  ===============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 2005
                                                           -------------------------------------------------
                                                               INCOME           SHARES         PER SHARE
                                                             (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                           ---------------  ---------------  ---------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................       $ (1,038,769)       16,000,385    $       (0.06)
 Interest Reversal Convertible Debentures
   (Net of Tax)......................................                 --                --               --
Effect of Dilutive Securities:
  Exercise of Options................................                 --                --               --
  Exercise of Warrants...............................                 --                --               --
  Conversion of Convertible Debentures...............                 --                --               --
                                                           ---------------  ---------------  ---------------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................       $ (1,038,769)       16,000,385    $       (0.06)
                                                           ===============  ===============  ===============

The Company's options and warrants were not included in the computation of EPS for the periods ended September 30, 2005 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the periods ended September 30, 2005 because it would be antidilutive.

                                                                     FOR THE THREE MONTHS ENDED
                                                                         SEPTEMBER 30, 2004
                                                           -------------------------------------------------
                                                               INCOME           SHARES         PER SHARE
                                                             (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                           ---------------  ---------------  ---------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................       $   (350,020)       15,617,749    $       (0.02)
Interest Reversal Convertible Debentures
  (Net of Tax).......................................                 --                --               --
Effect of Dilutive Securities:
  Exercise of Options................................                 --                --               --
  Exercise of Warrants...............................                 --                --               --
  Conversion of Convertible Debentures...............                 --                --               --
                                                           ---------------  ---------------  ---------------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................       $   (350,020)       15,617,749    $       (0.02)
                                                           ===============  ===============  ===============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 2004
                                                           -------------------------------------------------
                                                               INCOME           SHARES         PER SHARE
                                                             (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                           ---------------  ---------------  ---------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................       $   (507,713)       15,445,160    $       (0.03)
 Interest Reversal Convertible Debentures
   (Net of Tax)......................................                 --                --               --
Effect of Dilutive Securities:
  Exercise of Options................................                 --                --               --
  Exercise of Warrants...............................                 --                --               --
  Conversion of Convertible Debentures...............                 --                --               --
                                                           ---------------  ---------------  ---------------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................       $   (507,713)       15,445,160    $       (0.03)
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

For the three and nine months ended September 30, 2005 and 2004, the Company was not required to record compensation expense for stock option grants.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                ----------------------------------------
                                                                        2005                 2004
                                                                -------------------  -------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Income (Loss) as Reported...........................            $      (517)          $     (350)
Deduct:  Amount by which stock-based employee
         compensation as determined under fair value
         based method for all awards exceeds the
         compensation as determined under the
         intrinsic value method.........................            $       (26)          $      (25)
Pro Forma Net Income (Loss).............................            $      (543)          $     (375)
Basic Earnings (Loss) Per Share as Reported.............            $     (0.03)          $    (0.02)
Pro Forma Basic Earnings (Loss) Per Share...............            $     (0.03)          $    (0.02)
Diluted Earnings (Loss) Per Share as Reported...........            $     (0.03)          $    (0.02)
Pro Forma Diluted Earnings (Loss) Per Share.............            $     (0.03)          $    (0.02)



                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                ----------------------------------------
                                                                        2005                 2004
                                                                -------------------  -------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net Income (Loss) as Reported...........................            $    (1,039)          $     (508)
Deduct:  Amount by which stock-based employee
         compensation as determined under fair value
         based method for all awards exceeds the
         compensation as determined under the
         intrinsic value method.........................            $       (77)          $      (75)
Pro Forma Net Income (Loss).............................            $    (1,116)          $     (583)
Basic Earnings (Loss) Per Share as Reported.............            $     (0.06)          $    (0.03)
Pro Forma Basic Earnings (Loss) Per Share...............            $     (0.07)          $    (0.04)
Diluted Earnings (Loss) Per Share as Reported...........            $     (0.06)          $    (0.03)
Pro Forma Diluted Earnings (Loss) Per Share.............            $     (0.07)          $    (0.04)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "SHARE-BASED PAYMENT." The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. The statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will be required to adopt SFAS 123 (R) as of January 1, 2006. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

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

        We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services. Total revenue for the three and nine months ended September 30, 2005 remained relatively constant at $1,638,000 and $5,438,000, respectively, from $1,640,000 and $5,461,000, respectively, for the three and nine months ended September 30, 2004, where increases in our ASP and professional services revenue were offset by decreases in license and maintenance revenue.

        The following is an overview of the key components of our revenue and other important financial data for the three and nine months ended September 30, 2005:

        SOFTWARE LICENSES. Our license revenue in the three and nine months ended September 30, 2005 decreased to $151,000 and $850,000, respectively, from $240,000 and $1,027,000, respectively, for the three and nine months ended September 30, 2004.

        MAINTENANCE. The decrease in maintenance revenue, to $901,000 and $2,842,000, respectively, in the three and nine months ended September 30, 2005, from $1,060,000 and $3,362,000, respectively, in the same periods in 2004, resulted in part from the loss of a few customers and implementation delays for some customers upgrading to the new software, which delayed maintenance billing for their new software capabilities.

        PROFESSIONAL SERVICES. The increase in professional services revenue, to $246,000 and $856,000, respectively, in the three and nine months ended September 30, 2005 from $186,000 and $609,000, respectively, in the same periods of 2004, was a result of increased demand for new software capabilities and customizations from our current customer base.

        ASP SERVICES. ASP services revenue increased to $340,000 and $890,000, respectively, in the three and nine months of 2005 from $154,000 and $463,000, respectively, in the same periods in 2004, due to an expanded and extended contractual relationship with a very large customer.

        INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES (BENEFIT). Income (loss) before provision for income taxes (benefits) was $(517,000) and $(1,039,000), respectively, in the three and nine months ended September 30, 2005 compared to $(350,000) and $(508,000), respectively, in the same periods of 2004, primarily due to a reduction in license and maintenance revenue.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

        NET INCOME (LOSS). Net income (loss) for the three and nine months ended September 30, 2005 decreased to $(517,000) and $(1,039,000), respectively, from $(350,000) and $(508,000), respectively, in the same periods of 2004 as a result of a reduction in license and maintenance revenue.

        CASH FLOW. We generated $808,000 in positive cash flow from operations in the first nine months of 2005 and ended the period with $245,000 in cash and cash equivalents and $1,201,000 in accounts receivable.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

                                                           THREE MONTHS                   NINE MONTHS
                                                        ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                   ----------------------------   ----------------------------
                                                       2005            2004           2005            2004
                                                   ------------    ------------   ------------    ------------
REVENUES:
         License                                        9.2%           14.7%          15.6%           18.8%
         Maintenance                                   55.0            64.6           52.3            61.6
         Professional Services                         15.0            11.3           15.7            11.1
         Applications Service Provider ("ASP")
           Services                                    20.8             9.4           16.4             8.5
                                                   ------------    ------------   ------------    ------------
         TOTAL REVENUES                               100.0           100.0          100.0           100.0
                                                   ------------    ------------   ------------    ------------

COST OF REVENUES:
         License                                       21.3            21.5           21.1            18.7
         Maintenance                                   43.4            42.1           39.9            37.7
         Professional Services                          7.9             6.3            6.7             6.1
         ASP Services                                   3.2             1.4            2.2             1.2
                                                   ------------    ------------   ------------    ------------
         TOTAL COST OF REVENUES                        75.8            71.3           69.9            63.7
                                                   ------------    ------------   ------------    ------------
         DIRECT MARGIN                                 24.2            28.7           30.1            36.3
                                                   ------------    ------------   ------------    ------------

OPERATING EXPENSES:
         Sales and Marketing                           19.4            15.2           18.2            16.8
         General and Administrative                    19.6            20.0           17.4            16.8
         Research and Development                      14.0            11.8           11.8             9.3
                                                   ------------    ------------   ------------    ------------
         TOTAL OPERATING EXPENSES                      53.0            47.0           47.4            42.9
                                                   ------------    ------------   ------------    ------------
         OPERATING INCOME (LOSS)                      (28.8)          (18.3)         (17.3)           (6.6)
                                                   ------------    ------------   ------------    ------------

OTHER EXPENSE (INCOME):
         Interest Expense                              (2.9)           (3.0)          (2.6)           (2.8)
         Interest Income                                0.1              --            0.2             0.1
         Other Income                                    --              --            0.6              --
                                                   ------------    ------------   ------------    ------------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

         TOTAL OTHER EXPENSE (INCOME)                   (2.8)           (3.0)           (1.8)          (2.7)
                                                   ------------    ------------   ------------    ------------
         INCOME (LOSS) BEFORE INCOME TAXES             (31.6)          (21.3)          (19.1)          (9.3)
                                                   ------------    ------------   ------------    ------------

INCOME TAXES (BENEFIT)                                    --              --              --             --
                                                   ------------    ------------   ------------    ------------

NET INCOME (LOSS)                                      (31.6)%         (21.3)%         (19.1)%         (9.3)%
                                                   ------------    ------------   ------------    ------------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

        Total revenues for the three months ended September 30, 2005 were $1,638,000 as compared to $1,640,000 for the same period in 2004. License fees were $151,000 for the three months ended September 30, 2005 compared to $240,000 in the same period in 2004 as a result of delayed upgrade decisions by a few existing customers, no new customer sales and fewer sales to existing customers in 2005. For the three months ended September 30, 2005, maintenance revenues were $901,000 compared to $1,060,000 in the same period of the prior year, due in part to the loss of a few customers and implementation delays for some customers upgrading to the new software, which delayed maintenance billing for their new software capabilities. For the three months ended September 30, 2005, ASP revenues were $340,000 as compared to $154,000 in the same period for the prior year, due to an expanded and extended contractual relationship with a very large customer.

        Professional services revenue increased to $246,000 in the three months ended September 30, 2005 compared to $186,000 in the third quarter of 2004, as a result of increased demand for new software capabilities and customizations from our current customer base.

        For the nine months ended September 30, 2005, total revenues were $5,438,000 compared to $5,461,000 in the same period of the prior year.

        Cost of sales increased to $1,242,000 and $3,801,000 for the three and nine months ended September 30, 2005 as compared to $1,169,000 and $3,481,000 for the same periods in 2004, due to staff-related expenses. Non-cash capitalized software amortization was $239,000 and $733,000 for the three and nine months ended September 30, 2005 as compared to $251,000 and $738,000 for the same periods in 2004. We capitalized $148,000 and $518,000 of software development costs in the three and nine months ended September 30, 2005 as compared to $229,000 and $823,000 in the same periods in 2004.

        Research and development expenses increased to $230,000 and $638,000 for the three and nine months ended September 30, 2005 from $194,000 and $507,000 for the same periods in 2004, primarily due to the ongoing effort to enhance the functionality of our products and solutions.

        Sales and marketing expenses increased to $317,000 and $990,000 for the three and nine months ended September 30, 2005 from $249,000 and $919,000 in the same periods of 2004, primarily due to an increase in a marketing and sales effort to improve the market share of our solution set.

        General and administrative expenses were $321,000 and $948,000 in the three and nine months ended September 30, 2005 as compared to $327,000 and $915,000 in the same periods in 2004. The increase in the general and administrative expenses for the nine months ended September 30, 2005 from the same period of 2004 was mainly due to directors fees paid and an increase in legal fees in 2005.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations primarily from cash flow from operations and the proceeds from our 2008 Debentures and 2009 Debentures. Cash from operations results primarily from net income from the income

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

statement less non-cash expenses (depreciation and amortization) and changes in working capital from the balance sheet. The Company's largest source of operating cash flows is cash collections from its customers following the purchase or renewal of software licenses, product support agreements and other related services. Payments from customers for software licenses are generally received at the beginning of the contract term. Payments from customers for product support and application services provider ("ASP") services are generally received in advance on a quarterly basis. Payments for professional services are generally received 30 days after the services are performed.

        At September 30, 2005, we had cash and cash equivalents of $245,000 compared to cash and cash equivalents of $389,000 at September 30, 2004. The decrease in cash and cash equivalents is primarily attributable to the decrease in license sales and maintenance revenues.

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

        In May 2005, the holders of the 2008 Debentures elected to convert an aggregate of $99,171 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. In September 2005, the holders of the 2008 Debentures and 2009 Debentures elected to convert an aggregate of $120,951 in principal of such debentures representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash) for shares of our common stock at the conversion price of $0.30 per share. At September 30, 2005, after giving effect to the conversion, the 2008 Debentures and 2009 Debentures have an aggregate outstanding principal amount of $2,174,544.

        At September 30, 2005, we had working capital of $99,000 compared to a working capital deficit of $(444,000) at September 30, 2004. This increase in our working capital resulted primarily from an increase in cash provided from operating activities. For the nine months ended September 30, 2005, net cash provided from (used for) operating activities totaled approximately $808,000 compared to approximately $84,000 for the nine months ended September 30, 2004. In 2005, cash flow from operating activities represented the Company's principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital. The Company had a significant increase in its accounts receivable due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

        For the nine months ended September 30, 2005, net cash used for investing activities was approximately $727,000 compared to approximately $897,000 for the nine months ended September 30, 2004. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.

        For the nine months ended September 30, 2005, net cash provided from financing activities was approximately $21,000 compared to approximately $8,000 for the nine months ended September 30, 2004. The cash provided from financing activities in 2005 and 2004 consisted of proceeds from the exercise of stock options.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

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

        We believe that our current cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs for at least the next twelve months. We do not anticipate any large capital expenditures that will require us to seek new sources of capital. We may require a significant amount of cash to service our indebtedness, which consists primarily of our obligations to make monthly principal and interest payments on the Debentures.

        Material risks to cash flow from operations include delayed or reduced cash payments accompanying sales of new licenses or a decline in our services business. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. We cannot be assured that our cash flow from operations will be sufficient, or that future borrowing will be available, to enable us to pay our indebtedness. Furthermore, we cannot be assured that any or all of the holders of our Debentures will continue to elect to convert all or a portion of their monthly cash installments of principal into shares of our common stock in any future periods. If we are unable to pay our indebtedness through cash flows from operations, we may need additional financing, and we cannot be certain that we will be able to obtain additional financing with favorable terms.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        o       Revenue Recognition
        o       Valuation of Capitalized Software
        o       Valuation of Allowance for Doubtful Accounts Receivable

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

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

VALUATION OF CAPITALIZED SOFTWARE

        Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Amortization is calculated on a product-by-product basis as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product. At each balance sheet date, the unamortized capitalized costs of each computer software product is compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and deploying that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

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

        There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

PART II:  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The partial conversion in September 2005 of an aggregate of $120,951 in principal of our 2008 Debentures and 2009 Debentures resulted in the issuance of a total of 403,169 shares of our common stock to the holders of such debentures. No cash proceeds were received by us in connection with the partial conversion of the 2008 Debentures and 2009 Debentures. The shares of our common stock issued upon the conversion of the debentures were issued exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933 as an exchange of securities by an issuer with its existing security holders where no commission or other renumeration was paid or given directly or indirectly for soliciting such exchange.

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

                                           COVER-ALL TECHNOLOGIES INC.


Date: November 14, 2005                    By: /s/ John W. Roblin
                                               ---------------------------------
                                               John W. Roblin, Chairman of the
                                               Board of Directors, President and
                                               Chief Executive Officer


Date: November 14, 2005                    By: /s/ Ann F. Massey
                                               ---------------------------------
                                               Ann F. Massey, Chief Financial
                                               Officer