Form 10-K
period 2005-12-31
COVER ALL TECHNOLOGIES INC
filed 2006-03-31
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         COMMISSION FILE NUMBER 0-13124
                         ------------------------------

                           COVER-ALL TECHNOLOGIES INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                      13-2698053
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

   55 LANE ROAD, FAIRFIELD, NEW JERSEY                           07004
 (Address of principal executive office)                       (Zip Code)

                                 (973) 461-5200
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Securities. Yes |_| No |X|

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $7,026,000.

As of March 13, 2006, there were 16,559,823 shares outstanding of our common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders ("Proxy Statement"), to be filed with the Securities and Exchange Commission (the "SEC") not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference as described in Part III.

                           FORWARD-LOOKING STATEMENTS

        Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 1 - "Business", Item 1A - "Risk Factors" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Item 1A - "Risk Factors" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" and general conditions in the economy and capital markets.

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business ...........................................................1
Item 1A.   Risk Factors .......................................................8
Item 1B.   Unresolved Staff Comments .........................................13
Item 2.    Properties ........................................................13
Item 3.    Legal Proceedings .................................................13
Item 4.    Submission of Matters to a Vote of Security Holders ...............13

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters and Issuer Purchases of Equity Securities .................14
Item 6.    Selected Financial Data ...........................................15
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................17
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ........27
Item 8.    Financial Statements and Supplementary Data .......................27
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................................27
Item 9A.   Controls and Procedures ...........................................27
Item 9B.   Other Information .................................................27

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ................28
Item 11.   Executive Compensation ............................................29
Item 12.   Security Ownership of Certain Beneficial Owners and Management ....29
Item 13.   Certain Relationships and Related Transactions ....................29
Item 14.   Principal Accounting Fees and Services ............................29

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules ...........................29

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

        Our software products and services focus on the functions required to market, rate, issue, print, bill and support the entire life cycle of insurance policies. Our products and services combine an in-depth knowledge of property and casualty insurance with innovative solution designs using state-of-the-art technology. Our products are either available "off-the-shelf" or customized to specific customer needs. Our software can be licensed for customer use on their own platforms or can be provided through our application services provider, referred to as "ASP," using third party technology platforms and support.

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

PRODUCTS

     MY INSURANCE CENTER

        In 2001, we announced the availability of My Insurance Center, referred to as "MIC," a customizable and configurable Internet-enabled software platform and suite of product components that was developed to provide insurance agents, brokers and carriers with integrated workflows and access to real-time information.

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

THE CLASSIC PRODUCT LINE / MIC RATING & ISSUANCE

        In 1989, we purchased the assets related to the exclusive proprietary rights to a PC-based software application for policy rating and issuance for property and casualty insurance companies. This software uses a unique design that separates the "insurance product definition" from the actual technology "engines." The sophistication of this design has enabled us to stay current with technology innovations while preserving our "insurance knowledge" investment. This concept evolved into what is known today as the Classic product. During 2003, 2004 and 2005, this concept further evolved and the Classic product was significantly expanded and is now sold and marketed as MIC Rating & Issuance. Most of our Classic customers have upgraded to this new product: MIC Rating & Issuance.

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

        The Classic/MIC Rating & Issuance product is in use in over 30 companies.

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

MARKETING

        We maintain an in-house sales and marketing staff. We also utilize distributors, outside consultants and other complimentary service providers to market our products. We are continuing to redesign our Internet site and establish linkages to portals and other web sites. This is an on-going effort that will continue to expand in 2006 as we focus on the Internet as the primary source of information for current and potential customers interested in our products and services. We also participate in and display and demonstrate our software products at industry trade shows. Our consulting staff, business partners and other third parties also generate sales leads.

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

        Research and development expenses were $809,000, $760,000 and $533,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

BACKLOG

        We had no license, maintenance, professional services or ASP backlog of unbilled work as of December 31, 2005.

MAJOR CUSTOMERS

        Our product line is in use in over 30 companies. For the years ended December 31, 2005, 2004 and 2003, we had only one customer in any of those years contribute revenues in excess of 10% of our total revenues. AIGT generated 23%, 31% and 11% of our revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

        We had no export sales in 2005, 2004 or 2003.

EMPLOYEES

        We had on average 50 employees during 2005. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We believe that relations with our employees are good.

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

ITEM 1A. RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

        ALTHOUGH WE HAVE BEEN PROFITABLE IN THE PAST, WE INCURRED A LOSS IN 2005. OUR EARNINGS ARE VOLATILE, AND WE MAY NOT BE PROFITABLE IN THE FUTURE.

        We incurred a loss of $1,434,000 in 2005. Although we generated net income for each of the four prior years, there is no assurance that we will be able to achieve profitability in the future. Our ability to make payments on and to refinance our indebtedness, to invest in sales and marketing programs, to expand and upgrade our technology infrastructure and to fund our research and development efforts will depend on existing cash balances and our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. If we are unable to achieve or maintain profitability in the future, we may be unable to service our indebtedness or to fund our other liquidity needs.

        WE MAY NEED ADDITIONAL FINANCING IN ORDER TO CONTINUE TO DEVELOP OUR BUSINESS.

        In 2001 and 2002, we completed two rounds of debt financing through the sale of our 2008 Debentures, with an aggregate principal amount of $1,800,000, and our 2009 Debentures, with an aggregate principal amount of $700,000, respectively, to Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and certain other investors. Interest on the unpaid principal amount of the Debentures is payable monthly at the rate of 8% per annum. The 2008 Debentures mature on July 1, 2008, and the 2009 Debentures mature on September 1, 2009, unless the debentures are earlier redeemed by us or the holder or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures. We have been required to repay principal on the 2008 Debentures and 2009 Debentures, since July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then-remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount. In 2005, the holders of the debentures elected to convert all of their monthly principal installments due in 2005, totaling $220,121, into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. In connection with this conversion, we issued to the holders of the debentures an aggregate of 733,739 shares of our common stock. We made an aggregate of $184,000 of interest payments on the debentures during 2005, and we expect to make interest payments of approximately $163,000 in the aggregate during 2006.

        We may need additional financing to continue to fund the research and development of our software products and to expand and grow our business generally. To the extent that we will be required to fund operating losses, our financial position would deteriorate. We may not be able to find significant additional financing on terms favorable to us or at all. If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to further restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business, even though these actions might otherwise benefit our business. As of December 31, 2005, we had a net stockholders' equity (deficit) of approximately $(265,000) and a net working capital (deficiency) of approximately $(237,000).

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

        WE DEPEND ON EXISTING CUSTOMERS.

        In 2005 and 2004, our software products operations depended primarily on certain existing customers. One of these customers accounted for approximately 23% and 31% of our total revenues in 2005 and 2004, respectively. We anticipate that our operations will continue to depend upon the continuing business of our existing customers and the ability to attract new customers. As a result, the loss of one or more of our existing customers or our inability to continue to attract new customers could significantly and adversely affect our business, operating results and financial condition.

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

        WE MAY NOT GET THE FULL BENEFIT OF OUR TAX CREDITS.

        Under the United States Internal Revenue Code, companies that have not been operating profitably are allowed to apply certain of their past losses to offset future taxable income liabilities they may incur once they reach profitability. These amounts are known as net operating loss carryforwards. At December 31, 2005, we had approximately $21,900,000 of federal net operating tax loss carryforwards expiring at various dates through 2025. Because of certain provisions of the Tax Reform Act of 1986 related to change of control, however, we may not get the full benefit of these loss carryforwards. If we are limited from using net operating loss carryforwards to offset any of our income, this would increase our taxes owed and reduce our cash for operations.

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

        OUR SHARES ARE SUBJECT TO DILUTION AS A RESULT OF THE CONVERSION OF OUR CONVERTIBLE DEBENTURES AND THE EXERCISE OF OUR WARRANTS.

        DEBENTURES. As of December 31, 2005, the 2008 Debentures and the 2009 Debentures were convertible into an aggregate of 7,248,478 shares of our common stock. The 2008 Debentures mature on July 1, 2008 and the 2009 Debentures mature on September 1, 2009, unless the debentures are earlier redeemed by us or the holder upon the occurrence of certain events specified in the debentures or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. In 2005, the holders of the 2008 Debentures and the 2009 Debentures elected to convert an aggregate of $220,122 in principal amount of such debentures, representing all of their monthly installments of principal due in 2005 under such debentures (in lieu of receiving such installment payments in cash), for an aggregate of 733,739 shares of our common stock. In 2004, the holders of the 2008 Debentures elected to convert an aggregate of $105,335 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for an aggregate of 351,116 shares of our common stock. The conversion price with the respect to each of the debentures is subject to adjustment if and whenever we issue additional shares of our common stock for less than the then current conversion price per share, in which case the conversion price will be reduced to a new conversion price equal to the price per share of the additional stock issued. Pursuant to the terms of the debentures, the issuance or sale of additional shares of our common stock resulting from (1) the conversion of any of the debentures, (2) the exercise of warrants or employee or director stock options outstanding on the day that the debentures were issued or (3) the exercise of stock options to be granted in the future to employees or directors pursuant to our existing stock option plans, will not trigger any adjustment to the conversion price of the debentures.

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

        WARRANTS. An aggregate of 128,572 warrants, expiring in 2007, to purchase such number of shares of our common stock issued to various investors, including Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, are outstanding as of December 31, 2005 and exercisable at a current exercise price of $0.22 per share. The current exercise prices of these warrants are subject to adjustment if and whenever we issue or sell additional shares of our common stock for less than 95% of the market price on the date of issuance or sale, in which case the exercise price will be reduced to a new exercise price in accordance with the terms of the warrant. Pursuant to the terms of these warrants, the issuance or sale of additional shares of common stock resulting from (1) the exercise of stock options to be granted in the future to employees or directors pursuant to our existing stock option plans or
(2) the exercise of any convertible security, in either case outstanding on the date of the warrant, will not trigger any adjustment to the exercise price of the warrants.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2. PROPERTIES

        Our headquarters is located in Fairfield, New Jersey, where we occupy approximately 20,000 square feet under a lease which expires at October 31, 2012. Currently, we fully utilize this facility. We believe that our headquarters is well maintained and adequate to meet our needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2005.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades in the over-the-counter market on the OTC Bulletin Board. The quotations below reflect the high and low bid prices for our common stock since January 1, 2004 as traded in the over-the-counter market on the OTC Bulletin Board. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                2005:                       HIGH               LOW
                                            ----               ---
                4th Quarter                $0.57             $0.38
                3rd Quarter                 0.69              0.43
                2nd Quarter                 0.75              0.45
                1st Quarter                 0.80              0.41

                2004:                       HIGH               LOW
                                            ----               ---
                4th Quarter                $0.62             $0.30
                3rd Quarter                 0.62              0.31
                2nd Quarter                 0.77              0.52
                1st Quarter                 0.80              0.51

        As of March 13, 2006, there were 524 holders of record of our common stock. This number does not include beneficial owners who may hold their shares in street name.

        We have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. In addition, the convertible loan agreements governing the 2008 Debentures and 2009 Debentures currently prohibit the payment of dividends by us without the prior written consent of the holders of such debentures.

        The closing sales price for our common stock on March 13, 2006 was $0.40, as reported by the OTC Bulletin Board.

        In May 2005 and September 2005, the holders of the 2008 Debentures and 2009 Debentures elected to convert an aggregate of $99,171 and $120,950, respectively, principal amount of such debentures, representing all of their monthly installments of principal due in 2005 under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. In connection with this conversion, we issued to the holders of the debentures an aggregate of 330,570 and 403,169 shares of our common stock in May 2005 and September 2005, respectively. No cash proceeds were received by us in connection with this partial conversion of the debentures. The shares of our common stock issued upon the conversion of the debentures were issued exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933 as an exchange of securities by an issuer with its existing security holders where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected historical financial information as of December 31, 2005 and 2004, and for each of the years ended December 31, 2005, 2004 and 2003, have been derived from and should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this report. The selected historical consolidated financial information as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 have been derived from our audited consolidated financial statements which are not included in this report. All dollar amounts below are expressed in thousands, except per share data.

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

        The following is a summary of selected five-year consolidated financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001:


                                                                      YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    2005         2004         2003         2002         2001
                                                 ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues.......................................  $    7,255   $    9,274   $    7,524   $    8,142   $    6,263
Income (loss) before income tax................      (1,434)         816          392          738         (272)
Net income (loss)..............................      (1,434)         767          392          877           55
Net income (loss) per share - basic............       (0.09)        0.05         0.03         0.06         0.00
Net income (loss) per share - diluted..........       (0.09)        0.04         0.02         0.04         0.00
Cash dividends per share.......................  $       --   $       --   $       --   $       --   $       --

BALANCE SHEET DATA:
Cash and cash equivalents......................  $      296   $      144   $    1,193   $    2,063   $      431
Working capital (deficiency)...................        (237)         900          177          336       (1,114)
Total assets...................................       4,677        6,388        5,485        5,589        3,417
Short-term debt................................         247          220          105           --           18
Long-term debt.................................       1,927        2,175        2,395        2,500        1,800
Stockholders' equity (deficit).................        (265)         928           41         (354)      (1,247)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of selected quarterly financial data for the years ended December 31, 2005, 2004 and 2003:

                                                                           QUARTER
                                                   ---------------------------------------------------------
                                                       1ST             2ND           3RD            4TH
                                                   ------------   ------------   ------------   ------------
2005:
Total revenues...................................  $      2,087   $      1,713   $      1,638   $      1,817
Operating income (loss)..........................           (23)          (444)          (472)          (355)
Net income (loss)................................           (35)          (487)          (517)          (395)
Basic earnings (loss) per common share...........  $       0.00   $      (0.03)  $      (0.03)  $      (0.03)
Diluted earnings (loss) per common share.........  $       0.00   $      (0.03)  $      (0.03)  $      (0.03)

                                                                           QUARTER
                                                   ---------------------------------------------------------
                                                       1ST             2ND           3RD            4TH
                                                   ------------   ------------   ------------   ------------
2004:
Total revenues...................................  $      1,894   $      1,927   $      1,640   $      3,813
Operating income (loss)..........................            50           (112)          (300)         1,357
Net income (loss)................................             3           (161)          (350)         1,275
Basic earnings (loss) per common share...........  $       0.00   $      (0.01)  $      (0.02)  $       0.08
Diluted earnings (loss) per common share.........  $       0.00   $      (0.01)  $      (0.02)  $       0.07

                                                                           QUARTER
                                                   ---------------------------------------------------------
                                                       1ST             2ND           3RD            4TH
                                                   ------------   ------------   ------------   ------------

2003:
Total revenues...................................  $      2,058   $      1,724   $      1,773   $      1,969
Operating income.................................           312             50             85             83
Net income.......................................           242              2             32            116
Basic earnings per common share..................  $       0.02   $       0.00   $       0.00   $       0.01
Diluted earnings per common share................  $       0.01   $       0.00   $       0.00   $       0.01

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

2005 OVERVIEW

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

        We earn revenue from software contract licenses, service fees from our software provided through our application services provider ("ASP"), continuing maintenance fees for servicing our products and professional services. Total revenue in 2005 decreased to $7,255,000 from $9,274,000 in 2004 due to a decrease in license and maintenance revenue, which was partially offset by an increase in professional services and ASP revenue.

        The following is an overview of the key components of our revenue and other important financial data in 2005:

        SOFTWARE LICENSES. We signed one new customer license in 2005. The decrease in license revenue, to $1,323,000 in 2005 from $3,435,000 in 2004, was mainly a result of only one new customer sale and fewer sales to existing customers in 2005 and a license renewal by a major customer in 2004.

        MAINTENANCE. The decrease in maintenance revenue, to $3,637,000 in 2005 from $4,356,000 in 2004, was mainly due to the non-renewal of several existing customers.

        PROFESSIONAL SERVICES. The increase in professional services revenue, to $1,064,000 in 2005 from $866,000 in 2004, was a result of increased demand for new software capabilities and customizations from our current customer base.

        ASP. ASP revenue increased to $1,231,000 in 2005 from $617,000 in 2004, due to an expanded and extended contractional relationship with a very large customer.

        INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES. Loss before provision for income taxes was $1,434,000 in 2005 compared to income of $816,000 in 2004, primarily due to a reduction in license and maintenance revenue.

        NET INCOME (LOSS). Net income (loss) for 2005 decreased to $(1,434,000) from $767,000 in 2004 as a result of a reduction in license and maintenance revenue.

        We continue to face several challenges to growth in 2006 mainly in the marketing and selling of our products and services to new customers, caused by long sales cycles and competition. In addition, there are risks related to customers' acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize. However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers. Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 1 to the consolidated financial statements included in this annual report on Form 10-K. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Critical accounting policies and estimates are:

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

        Our revenue is derived from the licensing of our software products, professional services, maintenance and support and ASP services. We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

        LICENSE REVENUE

        We recognize our license revenue upon delivery, provided collection is determined to be probable and no significant obligations remain.

        SERVICES AND SUPPORT REVENUE

        Our services and support revenue is composed of professional services (such as consulting services and training) and maintenance and support and ASP services. Our professional services revenue is recognized when the services are performed. Our maintenance and support and ASP offerings are recognized ratably over the term of the arrangement.

        MULTIPLE ELEMENT ARRANGEMENT

        We enter into revenue arrangements in which a customer may purchase a combination of software, maintenance and support, and professional services (multiple-element arrangements). When vendor-specific objective evidence ("VSOE") of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. For maintenance and support, VSOE of fair value is established by renewal rates when they are sold separately. For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

VALUATION OF CAPITALIZED SOFTWARE

        Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Amortization is calculated on a product-by-product basis as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product. At each balance sheet date, the unamortized capitalized costs of each computer software product is compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and deploying that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

                                                                            YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                      2005           2004           2003
                                                                  ------------   ------------   ------------
REVENUES:
        License                                                       18.2%          37.0%          13.2%
        Maintenance                                                   50.1           47.0           59.4
        Professional Services                                         14.7            9.3           19.4
        Applications Service Provider ("ASP") Services                17.0            6.7            8.0
                                                                  ------------   ------------   ------------
        TOTAL REVENUES                                               100.0          100.0          100.0
                                                                  ------------   ------------   ------------

COST OF REVENUES:
        License                                                       21.6           16.2           11.5
        Maintenance                                                   39.0           29.9           35.7
        Professional Services                                          6.9            4.7            6.0
        ASP Services                                                   2.6            1.4            2.2
                                                                  ------------   ------------   ------------
        TOTAL COST OF REVENUES                                        70.1           52.2           55.4
                                                                  ------------   ------------   ------------
        DIRECT MARGIN                                                 29.9           47.8           44.6
                                                                  ------------   ------------   ------------

OPERATING EXPENSES:
        Sales and Marketing                                           16.9           13.6           13.1
        General and Administrative                                    19.7           15.1           17.4
        Research and Development                                      11.1            8.2            7.1
        Provision for Doubtful Accounts                                 --            0.2             --
                                                                  ------------   ------------   ------------
        TOTAL OPERATING EXPENSES                                      47.7           37.1           37.6
                                                                  ------------   ------------   ------------

        OPERATING INCOME (LOSS)                                      (17.8)          10.7            7.0
                                                                  ------------   ------------   ------------

OTHER EXPENSE (INCOME):
        Interest Expense                                               2.5            2.0            2.6
        Interest Expense - Related Party                               0.1            0.1            0.1
        Interest Income                                               (0.1)          (0.0)          (0.2)
        Other Expense                                                   --            0.0            0.1
        Other Income                                                  (0.5)          (0.2)          (0.8)
                                                                  ------------   ------------   ------------
        TOTAL OTHER EXPENSE                                            2.0            1.9            1.8
                                                                  ------------   ------------   ------------

        (LOSS) INCOME BEFORE INCOME TAXES EXPENSE                    (19.8)           8.8            5.2
                                                                  ------------   ------------   ------------

INCOME TAXES (EXPENSE):                                                 --            0.5             --
                                                                  ------------   ------------   ------------

        NET (LOSS) INCOME                                            (19.8)%          8.3%           5.2%
                                                                  ------------   ------------   ------------

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

        REVENUES

        Total revenues were $7,255,000 for the year ended December 31, 2005 compared to $9,274,000 for the year ended December 31, 2004. License fees were $1,323,000 for the year ended December 31, 2005 compared to $3,435,000 in the same period in 2004 as a result of only one new customer sale and fewer sales to existing customers in 2005 and a license renewal by a major customer in 2004. For the year ended

December 31, 2005, maintenance revenues were $3,637,000 compared to $4,356,000 in the same period of the prior year, due in part to the loss of a few customers and implementation delays for some customers upgrading to the new software, which delayed maintenance billing for their new software capabilities. Professional services revenue contributed $1,064,000 for the year ended December 31, 2005 compared to $866,000 for the year ended December 31, 2004 as a result of increased demand for new software capabilities and customizations from our current customer base. ASP revenues were $1,231,000 for the year ended December 31, 2005 compared to $617,000 for the year ended December 31, 2004 due to an expanded and extended contractual relationship with a very large customer.

        Cost of sales increased to $5,087,000 for the year ended December 31, 2005 as compared to $4,836,000 for 2004, due to staff-related expenses. Non-cash capitalized software amortization was $981,000 for the year ended December 31, 2005 as compared to $1,008,000 in 2004. We capitalized software development costs of $701,000 in 2005 compared to $988,000 in 2004.

        EXPENSES

        RESEARCH AND DEVELOPMENT. Research and development expenses increased to $809,000 for the year ended December 31, 2005 from $760,000 in 2004, primarily due to the ongoing effort to enhance the functionality of our products and solutions.

        SALES AND MARKETING. Sales and marketing expenses decreased to $1,222,000 for the year ended December 31, 2005 from $1,257,000 in 2004, primarily due to a reduction in our marketing and sales staff in 2005.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,431,000 in 2005 as compared to $1,404,000 in 2004. The increase in the general and administrative expenses was mainly due to directors fees paid and an increase in legal fees in 2005.

        OTHER INCOME. We had $39,000 of other income for the year ended December 31, 2005 compared to $17,000 of other income for the year ended December 31, 2004. In 2005 and 2004, other income was related to late fees collected from customers.

        PROVISION FOR DOUBTFUL ACCOUNTS. We had no provision for doubtful accounts in 2005. We had a $22,000 provision for doubtful accounts in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

        SOURCES OF LIQUIDITY

        We have funded our operations primarily from cash flow from operations and the proceeds from our 2008 Debentures and our 2009 Debentures. Cash from operations results primarily from net income from the income statement less non-cash expenses (depreciation and amortization) and changes in working capital from the balance sheet.

        Our largest source of operating cash flows is cash collections from our customers following the purchase or renewal of software licenses, product support agreements and other related services. Payments from customers for software licenses are generally received at the beginning of the contract term. Payments from customers for product support and ASP services are generally received in advance on a quarterly basis. Payments for professional services are generally received 30 days after the services are performed.

        At December 31, 2005, we had cash and cash equivalents of $296,000 compared to cash and cash equivalents of $144,000 at December 31, 2004. The increase in cash and cash equivalents is primarily attributable to the increase in professional services and ASP revenue.

        CASH FLOWS

        The 2008 Debentures were issued in 2001 with an aggregate principal amount of $1,800,000, and the 2009 Debentures were issued in 2002 with an aggregate principal amount of $700,000. Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum. The 2008 Debentures and 2009 Debentures mature on July 1, 2008 and September 1, 2009, respectively, unless the debentures are earlier redeemed by us or the holders upon the occurrence of certain events specified in the debentures or converted into shares of our common stock at the holders' option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued but unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures.

        Our ability to generate cash has depended on a number of different factors, primarily our ability to continue to secure and retain customers and generate new license sales and related product support agreements. In order to attract new customers and maintain or grow existing revenue streams, we utilize our existing sources of capital to invest in sales and marketing, technology infrastructure and research and development.

        Our ability to continue to control expenses, maintain existing revenue streams and anticipate new revenue will impact the amounts and certainty of cash flows. We intend to maintain our expenses in line with existing revenue streams from maintenance support, ASP services and professional services. We may require a significant amount of cash to service our indebtedness, which consists primarily of our obligations to make monthly principal and interest payments on our outstanding debentures.

        Balance sheet items that should be considered in assessing our liquidity include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. Income statement items that should be considered in assessing our liquidity include revenue, cost of revenue (net of depreciation and amortization), operating expenses (net of depreciation and amortization) and other expenses. Statement of cash flows items that should be considered in assessing our liquidity include net cash flows from operating activities, net cash flows from investing activities and net cash flows from financing activities.

        In December 31, 2005, we had working capital deficit of $237,000 compared to working capital of $900,000 at December 31, 2004. This decrease in our working capital resulted primarily from a decrease in our license and maintenance revenues. Net cash provided from (used for) operating activities totaled approximately $1,041,000 in 2005 compared to approximately $(2,000) in 2004. In 2005, cash flow from operating activities represented the Company's principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital. The Company had a significant increase in its accounts receivable due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

        In 2005, net cash used for investing activities was approximately $910,000 compared to approximately $1,061,000 in 2004. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.

        In 2005, net cash provided from financing activities was approximately $21,000 compared to approximately $14,000 in 2004. The cash provided from financing activities in 2005 and 2004 consisted of proceeds from the exercise of stock options.

        FUNDING REQUIREMENTS

        We do not anticipate any large capital expenditures that will require us to seek new sources of capital. We lease computer equipment for terms of three years in order to have the latest available technology to serve our customers and develop new products. In May 2005, we moved our headquarters and purchased new furniture to meet our current needs and anticipated growth.

        We have been required to repay principal on the 2008 Debentures and 2009 Debentures since July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then-remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount.

        As of December 31, 2005, we were not in compliance with the financial covenants set forth in the convertible loan agreements governing these debentures, and as of such date, we received limited waivers to the convertible loan agreements under which the holders of the debentures waived such non-compliance.

        In 2004, the holders of the 2008 Debentures elected to convert an aggregate of $105,335 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash) for shares of our common stock at the conversion price of $0.30 per share. In 2005, the holders of the 2008 Debentures and the 2009 Debentures elected to convert an aggregate of $220,122 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. As of December 31, 2005, we have repaid $297,875 aggregate principal amount of the 2008 Debentures and $27,582 aggregate principal amount of the 2009 Debentures, and after giving effect to the conversion, the 2008 Debentures and 2009 Debentures have an aggregate outstanding principal amount of $2,174,544.

        We prepare monthly cash flow projections on a rolling twelve-month basis based on a detailed review of anticipated receipts and revenue from licenses, maintenance, ASP and professional services. We also perform a detailed review of our disbursements, including fixed costs, variable costs, legal costs, payroll costs and other specific payments, on a rolling twelve-month basis. Comparing estimated cash receipts to estimated payments, we evaluate our ending cash balance monthly and determine whether our anticipated cash flows from operations will be sufficient to meet our normal operating needs for at least the next twelve months.

        We believe that our current cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs for at least the next twelve months. We do not anticipate any material changes in our sources of and needs for capital. Our ability to fund our working capital needs, address planned capital expenditures and make payments on or refinance our indebtedness will depend on our ability to generate cash in the future. We anticipate generating future working capital through sales to new customers and continued sales and services to our existing customers. We may require a significant amount of cash to service our indebtedness, which consists primarily of our obligations to make monthly principal and interest payments on the debentures.

        Our future liquidity and capital resource requirements will depend on many factors, including but not limited to the following trends and uncertainties we face:

                o Our ability to generate cash is subject to general economic, financial, competitive and other factors beyond its control.

                o Our need to invest resources in product development in order to continue to enhance our current product, develop new products, attract and retain customers and keep pace with competitive product introductions and technological developments.

                o We experience intense competition in our industry and continuing technological changes.

                o Insurance companies typically are slow in making decisions and have numerous bureaucratic and institutional obstacles, which can make our efforts to attain new customers difficult.

                o We compete with a number of larger companies who have greater resources than those of ours. We compete on the basis of insurance knowledge, products, services, price, technological advances and system functionality and performance.

                o Our operations continue to depend upon the continuing business of our existing customers and our ability to attract new customers.

                o A decline in software spending in the insurance industry could result in a decrease in our revenue.

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

        We do not expect for there to be a change in the mix or relative cost of our sources of capital. If we were to seek to obtain additional capital, we would be required to obtain approval from the holders of our debentures. We do not foresee difficulty in obtaining such approval, but we have not recently sought approval to raise additional capital.

        NET OPERATING LOSS CARRYFORWARDS

        At December 31, 2005, we had approximately $21,900,000 of federal net operating tax loss carryforwards expiring at various dates through 2025. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period, which is generally a three-year period. As a result of stock which may be issued by us from time to time, including the stock which may be issued relating to our outstanding convertible debentures and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

CONTRACTUAL OBLIGATIONS

        The following table summarizes our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:


                                                      PAYMENTS DUE BY PERIOD
                                                      ----------------------
                                                      (DOLLARS IN THOUSANDS)


                                                       LESS THAN                                                        MORE THAN
        CONTRACTUAL OBLIGATIONS               TOTAL      1 YEAR       YEAR 2       YEAR 3       YEAR 4       YEAR 5      5 YEARS
-----------------------------------------    -------   ----------   ----------   ----------   ----------   ----------   ----------
Operating Leases.........................    $ 2,973   $      456   $      454   $      448   $      420   $      406   $      789

8% Convertible Debentures due
  2008 - principal(1)....................      1,502          171          151        1,180           --           --           --

8% Convertible Debentures due
  2008 - interest(1).....................        258          113          100           45           --           --           --

8% Convertible Debentures due
  2009 - principal(1)....................        672           76           68           60          468           --           --

8% Convertible Debentures due
  2009 - interest(1).....................        159           50           45           40           24           --           --
                                             -------   ----------   ----------   ----------   ----------   ----------   ----------
Total.....................................   $ 5,564   $      866   $      818   $    1,773   $      912   $      406   $      789
                                             =======   ==========   ==========   ==========   ==========   ==========   ==========

-------------------------------------------

        (1) We issued 8% Convertible Debentures due 2008 with an aggregate principal amount of $1,800,000 and 8% Convertible Debentures due 2009 with an aggregate principal amount of $700,000. We have been required to repay principal on the 2008 Debentures and 2009 Debentures, since July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount. In 2005, the holders of the debentures elected to convert all of their monthly principal installments due in 2005, totaling $220,121, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installments in cash.

OFF-BALANCE-SHEET ARRANGEMENTS

        As of December 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In May 2005, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 154, "Accounting for Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3 but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS 154 will be effective beginning in 2006 and will affect any accounting changes that we elect to make thereafter.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The cumulative effect of initially applying FIN 47 would be recognized as a change in accounting principle. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 is not expected to have a material impact on our financial condition or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange
Act). Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in the our reports filed or submitted under the Exchange Act. There has been no change in the our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information, as of March 30, 2006, regarding our executive officers:

        NAME                      AGE                 POSITION
        ----                      ---                 --------
        John W. Roblin             61     President and Chief Executive Officer
        Maryanne Z. Gallagher      44     Chief Operating Officer
        Manish D. Shah             34     Chief Technology Officer
        Ann F. Massey              47     Chief Financial Officer

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

        MANISH D. SHAH has served as our Chief Technology Officer since May 2004. Mr. Shah served as our Director of Technology from December 2002 through May 2004 and served as our technology consultant from September 2000 through December 2001. Mr. Shah has held several technology management positions at various companies such as Andersen Consulting, P&O Nedlloyd and Tata Consultancy Services in different industries for over 10 years.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     THE FOLLOWING ARE FILED AS A PART OF THIS REPORT.

        (1)     FINANCIAL STATEMENTS

                Reference is made to the Index to Financial Statements on Page
                30.

        (2)     FINANCIAL STATEMENT SCHEDULE

                II - Valuation and qualifying accounts......................F-29

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

10(c)(8)+         Amendment to Non-Qualified Stock Option Agreement, dated as of
                  December 20, 2004, between the Registrant and Mark D. Johnston
                  [incorporated by reference to Exhibit 10(c)(8) to the Registrant's Quarterly Report on Form 10-Q (Commission File
                  No. 0-13124) filed on August 15, 2005].

10(c)(9)+         Amendment to Non-Qualified Stock Option Agreement, dated as of
                  December 20, 2004, between the Registrant and Earl Gallegos
                  [incorporated by reference to Exhibit 10(c)(9) to the Registrant's Quarterly Report on Form 10-Q (Commission File
                  No. 0-13124) filed on August 15, 2005].

10(c)(10)+        Amendment to Incentive Stock Option Agreement, dated as of
                  December 20, 2004, between the Registrant and John Roblin
                  [incorporated by reference to Exhibit 10(c)(10) to the Registrant's Quarterly Report on Form 10-Q (Commission File
                  No. 0-13124) filed on August 15, 2005].

10(c)(11)+        Amendment to Incentive Stock Option Agreement, dated as of
                  December 20, 2004, between the Registrant and John Roblin
                  [incorporated by reference to Exhibit 10(c)(11) to the Registrant's Quarterly Report on Form 10-Q (Commission File
                  No. 0-13124) filed on August 15, 2005].

10(c)(12)+        Cover-All Technologies Inc. 2005 Stock Incentive Plan
                  [incorporated by reference to Exhibit 10(a) the Registrant's
                  Form 8-K (Commission File No. 0-13124) filed on June 8, 2005].

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

10(d)(4) Lease Agreement, dated March 3, 2005, by and between the Registrant and Fairfield 80 Venture, LLC [incorporated by reference to Exhibit 10(d)(4) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 25, 2005].

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

10(e)(3)+         Employment Agreement, dated December 31, 2003, by and between the Registrant and John Roblin [incorporated by reference to
                  Exhibit 10(e)(3) to the Registrant's Annual Report on Form
                  10-K (Commission File No. 0-13124) filed on March 29, 2004].

10(e)(4)+         Letter Agreement, dated May 11, 2005, between the Registrant and John Roblin [incorporated by reference to Exhibit 10(e)(4) to the Registrant's Quarterly Report on Form 10-Q (Commission
                  File No. 0-13124) filed on May 13, 2005].

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

10(h)(9) Subsidiary Security Agreement, dated as of June 28, 2001, among Cover-All Systems, Inc. and John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(h)(9) to the Registrant's Annual Report on Form 10-K/A (Commission File No. 0-13124) filed on August 17, 2004].

10(h)(10)         Intercreditor Agreement, dated as of June 28, 2001, among
                  Renaissance US Growth & Income Trust PLC, BFSUS Special
                  Opportunities Trust PLC, and the other debenture holders who are signatories to this Agreement [incorporated by reference to Exhibit 10(h)(13) to the Registrant's Annual Report on Form
                  10-K/A (Commission File No. 0-13124) filed on August 17,
                  2004].

10(i)(1) First Amendment to Convertible Loan Agreements, dated as of March 30, 2002, by and among the Company, Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc. [incorporated by reference to Exhibit 10(l)(10) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 13, 2002].

10(i)(2) Form of Warrant issued by the Company to each of the holders under the Convertible Loan Agreements [incorporated by reference to Exhibit 10(l)(11) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 13, 2002].

10(i)(3) Second Amendment to the Convertible Loan Agreements and First Amendment to Intercreditor Agreement, dated as of August 21, 2002, by and among the Company, Renaissance US Growth & Income Trust PLC, a public limited company registered in England and Wales, BFSUS Special Opportunities Trust PLC, a public limited company registered in England and Wales, as lenders, and Renaissance Capital Group, Inc., a Texas corporation, as agent [incorporated by reference to Exhibit 10(o)(1) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on August 23, 2002].

10(i)(4) First Amendment to 8.00% Convertible Debentures, dated as of August 21, 2002, by and among the Company, Renaissance US Growth & Income Trust PLC, a public limited company registered in England and Wales, BFSUS Special Opportunities Trust PLC, a public limited company registered in England and Wales, as lenders, and Renaissance Capital Group, Inc., a Texas corporation, as agent, and John Roblin, Arnold Schumsky and Stuart Sternberg, as additional lenders, and Stuart Sternberg, as agent for the additional lenders [incorporated by reference to Exhibit 10(o)(2) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on August 23, 2002].

10(i)(5) Form of 8.00% Convertible Debentures, dated August 21, 2002, issued by the Registrant to Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(o)(3) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on August 23, 2002].

10(i)(6) Acknowledgment, Agreement and Reaffirmation of Guarantors, dated as of August 21, 2002, by Cover-All Systems, Inc. in favor of Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to
                  Exhibit 10(o)(4) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on August 23, 2002].

10(i)(7) First Amendment to 8.00% Convertible Debentures Due 2009 and Second Amendment to 8.00% Convertible Debentures Due 2008, dated as of June 29, 2004 [incorporated by reference to
                  Exhibit 10(i)(11) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 13, 2004.]

10(i)(8) Third Amendment to the Convertible Loan Agreements, dated as of June 29, 2004, by and among the Company, Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc. [incorporated by reference to Exhibit 10(i)(12) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 13, 2004.]

10(i)(9) Form of Revised 8.00% Convertible Debenture Due 2008 [incorporated by reference to Exhibit 10(i)(13) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 13, 2004.]

10(i)(10)         Form of Revised 8.00% Convertible Debenture Due 2009
                  [incorporated by reference to Exhibit 10(i)(14) to the Registrant's Quarterly Report on Form 10-Q (Commission File
                  No. 0-13124) filed on August 13, 2004.]

10(i)(11)         Limited Waiver to Convertible Loan Agreements, dated as of
                  September 30, 2004, by and between Renaissance US Growth
                  Investment Trust PLC and BFSUS Special Opportunities Trust PLC
                  [incorporated by reference to Exhibit 10(i)(15) to the Registrant's Quarterly Report on Form 10-Q (Commission File
                  No. 0-13124) filed on November 15, 2004.]

10(i)(12)*        Limited Waiver to Convertible Loan Agreements, dated as of
                  December 31, 2005, by Renaissance US Growth Investment Trust
                  PLC (formerly known as Renaissance US Growth & Income Trust
                  PLC) and BFSUS Special Opportunities Trust PLC.

14*               Code of Ethics and Business Conduct.

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

------------------------------------------
*    Filed herewith.
+    Denotes a management contract or compensatory plan or arrangement.

COVER-ALL TECHNOLOGIES INC.
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-1

Consolidated Balance Sheets - December 31, 2005 and 2004.....................F-2

Consolidated Statements of Operations - Years Ended December 31 2005,
2004 and 2003................................................................F-4

Consolidated Statements of Changes in Stockholders' Equity [Deficit] -
Years Ended December 31, 2005, 2004 and 2003.................................F-6

Consolidated Statements of Cash Flows - Years Ended December 31, 2005,
2004 and 2003................................................................F-7

Notes to Consolidated Financial Statements...................................F-9

Financial Statement Schedule II - Valuation and Qualifying Accounts.........F-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cover-All Technologies Inc.

We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and its subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements and the consolidated financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. and its subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of Cover-All Technologies Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                        MOORE STEPHENS, P. C.
                                        Certified Public Accountants.

New York, New York
March 16, 2006


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------


                                                                                DECEMBER 31,
                                                                    -----------------------------------
                                                                         2005                 2004
                                                                    ---------------     ---------------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                        $       296,159    $        143,624
   Accounts Receivable [Less Allowance for Doubtful Accounts
     of $25,000 in 2005 and 2004]                                         1,803,333           3,613,881
   Prepaid Expenses                                                         526,311             427,991
                                                                    ---------------     ---------------

   TOTAL CURRENT ASSETS                                                   2,625,803           4,185,496
                                                                    ---------------     ---------------

PROPERTY AND EQUIPMENT - AT COST:
   Furniture, Fixtures and Equipment                                        431,077           1,387,440
   Less: Accumulated Depreciation                                          (188,154)         (1,257,774)
                                                                    ---------------     ---------------

   PROPERTY AND EQUIPMENT - NET                                             242,923             129,666
                                                                    ---------------     ---------------

CAPITALIZED SOFTWARE [LESS ACCUMULATED AMORTIZATION OF
   $8,186,661 AND $7,205,493 IN 2005 AND 2004, RESPECTIVELY]              1,602,836           1,883,448
                                                                    ---------------     ---------------

DEFERRED FINANCING COSTS [NET OF ACCUMULATED AMORTIZATION OF
   $146,092 AND $111,619 IN 2005 AND 2004, RESPECTIVELY]                     95,219             129,692
                                                                    ---------------     ---------------

OTHER ASSETS                                                                110,151              59,335
                                                                    ---------------     ---------------

   TOTAL ASSETS                                                     $     4,676,932     $     6,387,637
                                                                    ===============     ===============

See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
----------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------


                                                                                   DECEMBER 31,
                                                                       -----------------------------------
                                                                            2005                 2004
                                                                       ---------------     ---------------
LIABILITIES AND STOCKHOLDERS' [DEFICIT] EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                    $       538,889     $       536,469
   Income Taxes Payable                                                             --              48,905
   Accrued Liabilities                                                         484,047             829,516
   Deferred Charges                                                              7,539                  --
   Convertible Debentures                                                      237,499             209,426
   Convertible Debenture - Related Party                                         9,562              10,696
   Unearned Revenue                                                          1,585,556           1,650,143
                                                                       ---------------     ---------------

   TOTAL CURRENT LIABILITIES                                                 2,863,092           3,285,155
                                                                       ---------------     ---------------

LONG-TERM LIABILITIES:
   Deferred Charges                                                            151,241                  --
   Convertible Debentures                                                    1,853,594           2,091,092
   Convertible Debenture - Related Party                                        73,889              83,451
                                                                       ---------------     ---------------

   TOTAL LONG-TERM LIABILITIES                                               2,078,724           2,174,543
                                                                       ---------------     ---------------

   TOTAL LIABILITIES                                                         4,941,816           5,459,698
                                                                       ---------------     ---------------

COMMITMENTS AND CONTINGENCIES                                                       --                  --
                                                                       ---------------     ---------------

STOCKHOLDERS' [DEFICIT] EQUITY:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     19,059,823 and 18,248,084 Shares Issued and 16,559,823 and
     15,748,084 Shares Outstanding in 2005 and 2004, Respectively              190,598             182,481

   Capital In Excess of Par Value                                           26,499,240          26,265,976

   Accumulated Deficit                                                     (26,251,722)        (24,817,518)

   Treasury Stock - At Cost - 2,500,000 Shares                                (703,000)           (703,000)
                                                                       ---------------     ---------------

   TOTAL STOCKHOLDERS' [DEFICIT] EQUITY                                       (264,884)            927,939
                                                                       ---------------     ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' [DEFICIT] EQUITY                $     4,676,932     $     6,387,637
                                                                       ===============     ===============

See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
---------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------


                                                                    YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------
                                                            2005              2004              2003
                                                       ---------------  ----------------  ---------------
REVENUES:
   Licenses                                            $     1,322,733  $      3,435,353  $       995,460
   Maintenance                                               3,637,470         4,355,730        4,469,608
   Professional Services                                     1,063,933           866,186        1,457,325
   Application Service Provider ["ASP"] Services             1,230,750           616,792          601,627
                                                       ---------------  ----------------  ---------------

   TOTAL REVENUES                                            7,254,886         9,274,061        7,524,020
                                                       ---------------  ----------------  ---------------

COSTS OF REVENUES:
   Licenses                                                  1,566,018         1,504,587          863,680
   Maintenance                                               2,834,195         2,773,481        2,688,232
   Professional Services                                       498,254           431,815          448,970
   ASP Services                                                188,851           126,315          169,576
                                                       ---------------  ----------------  ---------------

   TOTAL COSTS OF REVENUES                                   5,087,318         4,836,198        4,170,458
                                                       ---------------  ----------------  ---------------

   DIRECT MARGIN                                             2,167,568         4,437,863        3,353,562
                                                       ---------------  ----------------  ---------------

OPERATING EXPENSES:
   Sales and Marketing                                       1,221,511         1,256,589          984,121
   General and Administrative                                1,431,361         1,403,729        1,306,123
   Research and Development                                    808,847           760,120          532,922
   Provision for Doubtful Accounts                                  --            22,400               --
                                                       ---------------  ----------------  ---------------

   TOTAL OPERATING EXPENSES                                  3,461,719         3,442,838        2,823,166
                                                       ---------------  ----------------  ---------------

   OPERATING [LOSS] INCOME                                  (1,294,151)          995,025          530,396
                                                       ---------------  ----------------  ---------------

OTHER EXPENSE [INCOME]:
   Interest Expense                                            181,367           191,357          194,968
   Interest Expense - Related Party                              7,169             8,584            8,000
   Interest Income                                              (9,883)           (3,840)         (10,383)
   Other Expense                                                    --                --            8,014
   Other Income                                                (38,600)          (17,380)         (62,059)
                                                       ---------------  ----------------  ---------------

   TOTAL OTHER EXPENSE                                         140,053           178,721          138,540
                                                       ---------------  ----------------  ---------------

   [LOSS] INCOME BEFORE INCOME TAXES EXPENSE                (1,434,204)          816,304          391,856

INCOME TAXES EXPENSE                                                --            48,905               --
                                                       ---------------  ----------------  ---------------

   NET [LOSS] INCOME                                   $    (1,434,204) $        767,399  $       391,856
                                                       ===============  ================  ===============

See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
---------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------


                                                                    YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------
                                                            2005              2004              2003
                                                       ---------------  ----------------  ---------------

BASIC [LOSS] EARNINGS PER COMMON SHARE                 $         (.09)  $            .05  $           .03
                                                       ==============   ================  ===============

DILUTED [LOSS] EARNINGS PER COMMON SHARE               $         (.09)  $            .04  $           .02
                                                       ==============   ================  ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR BASIC [LOSS] EARNINGS PER
   COMMON SHARE                                             16,141,000        15,515,000       15,341,000
                                                       ===============  ================  ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR DILUTED [LOSS] EARNINGS PER
   COMMON SHARE [SEE NOTE 6]                                16,141,000        23,995,000       24,246,000
                                                       ===============  ================  ===============

See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
---------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
---------------------------------------------------------------------------------------------------------------------------


                                                                                                              TOTAL
                                                          CAPITAL IN                                       STOCKHOLDERS'
                                                           EXCESS OF      ACCUMULATED        TREASURY         EQUITY
                                         COMMON STOCK      PAR VALUE        DEFICIT           STOCK          [DEFICIT]
                                         ------------      ---------        -------           -----           -------
BALANCE AT JANUARY 1, 2003               $   178,357   $    26,147,517  $   (25,976,773) $      (703,000) $      (353,899)

   Exercise of 10,500 Stock
     Options                                     105             2,930               --               --            3,035
   Net Income                                     --                --          391,856               --          391,856
                                         -----------   ---------------  ---------------  ---------------  ---------------

BALANCE AT DECEMBER 31, 2003                 178,462        26,150,447      (25,584,917)        (703,000)          40,992

   Exercise of 50,750 Stock
     Options                                     508            13,705               --               --           14,213
   Conversion of $105,335 of
     Convertible Debt [See Note
     10]                                       3,511           101,824               --               --          105,335
   Net Income                                     --                --          767,399               --          767,399
                                         -----------   ---------------  ---------------  ---------------  ---------------

BALANCE AT DECEMBER 31, 2004                 182,481        26,265,976      (24,817,518)        (703,000)         927,939

   Exercise of 78,000 Stock
     Options                                     780            20,480               --               --           21,260
   Conversion of $220,121 of
     Convertible Debt [See Note
     10]                                       7,337           212,784               --               --          220,121
   Net [Loss]                                     --                --       (1,434,204)              --       (1,434,204)
                                         -----------   ---------------  ---------------  ---------------  ---------------

BALANCE AT DECEMBER 31, 2005             $   190,598   $    26,499,240  $   (26,251,722) $      (703,000) $      (264,884)
                                         ===========   ===============  ===============  ===============  ===============

See Notes to Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------


                                                                                  YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------------
                                                                           2005             2004              2003
                                                                     ---------------  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   [Loss] Income from Continuing Operations                          $    (1,434,204) $        767,399  $       391,856
   Adjustments to Reconcile Net [Loss] Income to Net
     Cash Provided by Operating Activities:
     Depreciation                                                             96,146            74,819           89,293
     Amortization of Capitalized Software                                    981,168         1,008,015          522,221
     Amortization of Deferred Financing Costs                                 34,473            34,473           34,473
     Provision for Doubtful Accounts                                              --            22,400               --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                                 1,810,548        (1,956,198)        (658,209)
       Prepaid Expenses                                                      (98,320)          (74,927)          99,944
       Other Current Assets                                                  (50,816)              309          240,363

     Increase [Decrease] in:
       Accounts Payable                                                        2,420           414,322         (154,472)
       Taxes Payable                                                         (48,905)           48,905          (90,000)
       Accrued Liabilities                                                  (345,469)          453,969         (348,142)
       Deferred Charges                                                      197,943                --               --
       Unearned Revenue                                                     (103,750)         (796,137)          93,818
                                                                     ---------------  ----------------  ---------------

   NET CASH PROVIDED FROM [USED FOR] CONTINUING
     OPERATING ACTIVITIES                                                  1,041,234            (2,651)         221,145
                                                                     ---------------  ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                                     (209,403)          (73,118)         (67,060)
   Capitalized Software Expenditures                                        (700,556)         (987,993)      (1,027,358)
                                                                     ---------------  ----------------  ---------------

   NET CASH [USED FOR] INVESTING ACTIVITIES                                 (909,959)       (1,061,111)      (1,094,418)
                                                                     ---------------  ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Exercise of Stock Options                                    21,260            14,213            3,035
                                                                     ---------------  ----------------  ---------------

   INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS                  $       152,535  $     (1,049,549) $      (870,238)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                               143,624         1,193,173        2,063,411
                                                                     ---------------  ----------------  ---------------

   CASH AND CASH EQUIVALENTS - END OF YEARS                          $       296,159  $        143,624  $     1,193,173
                                                                     ===============  ================  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                        $       181,367  $        191,357  $       194,968
     Interest - Related Party                                        $         7,169  $          8,584  $         8,000
     Income Taxes                                                    $        50,000  $             --  $        79,900

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

        In 2005, the holders of the 2008 Debentures and the 2009 Debentures elected to convert all of their monthly principal installments due in 2005, totaling $220,121, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. In connection with this conversion, we issued to the holders of the 2008 Debentures and the 2009 Debentures an aggregate of 733,739 shares of our common stock. We made an aggregate of $189,000 of interest payments on the debentures during 2005.


        In 2004, the holders of the 2008 Debentures elected to convert all of their monthly principal installments due in 2004, totaling $105,335, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. In connection with this conversion, we issued to the holders of the 2008 Debentures an aggregate of 351,116 shares of our common stock. We made an aggregate of $200,000 of interest payments on the debentures during 2004.


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

We enter into revenue arrangements in which a customer may purchase a combination of software, maintenance and support, and professional services (multiple-element arrangements). When vendor-specific objective evidence ("VSOE") of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. For maintenance and support, VSOE of fair value is established by renewal rates, when they are sold separately. For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

CASH AND CASH EQUIVALENTS - We consider all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

RISK CONCENTRATIONS - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments. The amount of cash beyond insured amounts at December 31, 2005 and 2004 was approximately $282,370 and $98,660, respectively.

Despite the fact that as of December 31, 2005, three customers accounted for approximately 63% of our trade accounts receivable portfolio, concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers, principally major insurance companies, who are dispersed across many geographic regions. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant annual date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The "modified retrospective" method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

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

We are required to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------


[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

PROPERTY AND EQUIPMENT - Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets. Depreciation expense in 2005, 2004 and 2003 was $96,146, $74,819 and $89,293, respectively.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported in the statement of operations.

CAPITALIZED SOFTWARE - Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Amortization is calculated on a product-by-product basis as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product. At each balance sheet date, the unamortized capitalized costs of each computer software product is compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and deploying that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

ADVERTISING EXPENSE - We expense advertising costs as incurred. Advertising expense in 2005, 2004 and 2003 was $127,682, $166,731 and $150,539,
respectively.

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

[2] RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections--a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3, but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS 154 will be effective beginning in 2006 and will affect any accounting changes that we elect to make thereafter.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The cumulative effect of initially applying FIN 47 would be recognized as a change in accounting principle. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 is not expected to have a material impact on our financial condition or results of operations.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------


[3] COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

OPERATING LEASES - We lease approximately 20,000 square feet of office space under a lease which expires in October 2012.

Rent expense was $383,101, $341,756 and $331,313 for the years ended December 31, 2005, 2004 and 2003, respectively.

Our future minimum rental commitments under the noncancellable operating lease in effect at December 31, 2005 were as follows:

YEAR ENDING
DECEMBER 31,
------------
   2006                                 $   455,895
   2007                                 $   453,886
   2008                                 $   448,304
   2009                                 $   419,683
   2010                                 $   405,567
   Thereafter                           $   789,437

EMPLOYMENT CONTRACTS - We have an employment contract with one of our executives with an expiration date of December 31, 2006. This contract may be renewed by the consent of both parties for an additional one year period. The aggregate commitment for future salary at December 31, 2005 was approximately $300,000.

[4] INCOME TAXES

An analysis of the components of the income tax provision is as follows:

                                              YEARS ENDED DECEMBER 31,
                                     -----------------------------------------
                                         2005           2004          2003
                                     ------------   ------------  ------------
Current:
   Federal                           $         --   $         --  $         --
   State                                       --         48,905            --
                                     ------------   ------------  ------------

   Totals                                      --         48,905            --
                                     ------------   ------------  ------------

Deferred:
   Federal                                     --             --            --
   State                                       --             --            --
                                     ------------   ------------  ------------

   Totals                                      --             --            --
                                     ------------   ------------  ------------

   NET INCOME TAXES PROVISION        $         --   $     48,905  $         --
                                     ============   ============  ============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------


[4] INCOME TAXES [CONTINUED]

The income tax for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                               2005           2004          2003
                                                           ------------   ------------  ------------
Computed Federal Statutory Tax                             $         --   $    278,000   $   133,000
Valuation Allowance to Reduce Deferred Tax Asset                     --             --            --
Tax Benefit of Federal Net Operating Loss Carryforward               --       (278,000)     (133,000)
Sale of State Net Operating Loss Carryforward                        --             --            --
Effect of State Taxes [Net of Federal Benefit]                       --         48,905            --
                                                           ------------   ------------  ------------

   ACTUAL TAX                                              $         --   $     48,905  $         --
                                                           ============   ============  ============

The components of the net deferred tax asset and liability were as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                     2005             2004
                                                --------------   --------------
Deferred Tax Assets - Current:
   Accounts Receivable Allowance                $       10,000   $       10,000
   Vacation Accrual                                     15,000               --
   Valuation Allowance                                 (25,000)         (10,000)
                                                --------------   --------------

   CURRENT DEFERRED TAX ASSET                   $           --   $           --
                                                ==============   ==============

Deferred Tax Asset [Liability] - Long-Term:
   Net Operating Loss Carryforward              $    8,760,000   $    8,660,000
   Stock Options                                        80,000           80,000
   Capitalized Software                               (640,000)        (760,000)
   Depreciation and Amortization                        15,000           15,000
   Valuation Allowance                              (8,215,000)      (7,995,000)
                                                --------------   --------------

   LONG-TERM DEFERRED TAX ASSET                 $           --   $           --
                                                ==============   ==============

A 100% valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset. The net change during 2005 and 2004 in the total valuation allowance is $235,000 and $10,000, respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------


[4] INCOME TAXES [CONTINUED]

At December 31, 2005, we had approximately $21,900,000 of federal net operating tax loss carryforwards expiring at various dates through 2025. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time, including the stock which may be issued related to our outstanding convertible debentures [See Note 8] and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

[5] STOCK OPTION AND STOCK PURCHASE PLANS

In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees as consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At December 31, 2005, 5,000,000 shares were available for grant under the 2005 Stock Incentive Plan.

In March 1995, we adopted the 1995 Employee Stock Option Plan, which was amended in April 1997 and June 2000. Options for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees at an exercise price determined by the Board of Directors on the date of grant. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years. At December 31, 2005, 2004 and 2003, -0-, 1,784,525 and 1,763,025
shares, respectively, were available for grant under the 1995 Employee Stock Option Plan. The 1995 Employee Stock Option Plan expired in March 2005.

On November 15, 1994, we adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees ["non-employee directors"]. The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000. Each non-employee director who is serving on a "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At December 31, 2005, 2004 and 2003, 750,000, 750,000 and 750,000 shares, respectively, were available for grant under the 1994 Stock Option Plan for Independent Directors.

In October 1994, we adopted the 1994 Non-Qualified Stock Option Plan for Consultants. Options for the purchase of up to 200,000 shares may be granted by the Board of Directors to any individual who has entered into a written consulting contract with us. The non-qualified stock options will have up to a 5 year term from date of grant and will be exercisable at a price and time as determined by the Board of Directors on the date of grant. At December 31, 2005, 2004 and 2003, -0-, -0- and 105,000 shares, respectively, were available for grant under the 1994 Non-Qualified Stock Option Plan for Consultants. This Plan expired in October 2004.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------


[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

                                                         EXERCISE        WEIGHTED-AVERAGE
                                                          PRICE              REMAINING           WEIGHTED-AVERAGE
                                        SHARES          PER SHARE        CONTRACTUAL LIFE         EXERCISE PRICE
                                        ------          ---------        ----------------         --------------
Balance, December 31, 2002            2,356,250       $  .23 - 4.00          2.3 Years               $    .84

   Granted                              843,000          .34 -  .60          4.4 Years                    .51
   Exercised                            (10,500)         .27 -  .29                                       .29
   Canceled                             (18,750)         .29 -  .63                                       .54
   Expired                             (266,250)         .32 - 1.25                                       .84

Balance, December 31, 2003            2,903,750       $  .27 - 4.00          2.4 Years               $    .75

   Granted                               10,000          .31 -  .31          2.7 Years                    .31
   Exercised                            (50,750)         .26 -  .31                                       .28
   Canceled                             (31,500)         .46 -  .60                                       .58
   Expired                                   --                  --                                        --

Balance, December 31, 2004            2,831,500       $  .23 - 4.00          1.7 Years               $    .76

   Granted                              100,000          .61 -  .61          4.0 Years                    .61
   Exercised                            (78,000)         .27 -  .29                                       .27
   Canceled                             (54,000)         .31 -  .60                                       .50
   Expired                              (29,000)         .27 -  .29                                       .28

Balance, December 31, 2005            2,770,500       $  .23 - 4.00          1.7 Years               $    .78

The options granted during 2005 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          NUMBER         WEIGHTED-AVERAGE       WEIGHTED-AVERAGE
                                                          GRANTED         EXERCISE PRICE           FAIR VALUE
                                                          -------         --------------           ----------
Exercise Price at Stock Price                                 100,000     $          .61         $          .40
                                                       ==============     ==============         ==============

The options granted during 2004 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          NUMBER         WEIGHTED-AVERAGE       WEIGHTED-AVERAGE
                                                          GRANTED         EXERCISE PRICE           FAIR VALUE
                                                          -------         --------------           ----------
Exercise Price at Stock Price                                  10,000     $          .31         $          .31
                                                       ==============     ==============         ==============

The options granted during 2003 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                                          NUMBER         WEIGHTED-AVERAGE       WEIGHTED-AVERAGE
                                                          GRANTED         EXERCISE PRICE           FAIR VALUE
                                                          -------         --------------           ----------
Exercise Price at Stock Price                                 843,000     $          .51         $          .32
                                                       ==============     ==============         ==============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------


[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

Exercisable options at December 31, 2005, 2004 and 2003 were as follows:

                             NUMBER OF                   WEIGHTED-AVERAGE
DECEMBER 31,            EXERCISABLE OPTIONS               EXERCISE PRICE
------------            -------------------               --------------

    2005                     2,734,167                    $          .78
    2004                     2,442,589                    $          .80
    2003                     2,049,780                    $          .86

The following table summarizes information about stock options at December 31, 2005:

                                                                                                EXERCISABLE
                                     OUTSTANDING STOCK OPTIONS                                 STOCK OPTIONS
                     --------------------------------------------------------------  --------------------------------
                                         WEIGHTED-AVERAGE
      RANGE OF                               REMAINING         WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
   EXERCISE PRICES        SHARES         CONTRACTUAL LIFE       EXERCISE PRICE          SHARES      EXERCISE PRICE
   ---------------        ------         ----------------       --------------          ------      --------------
   $  .23 - $ .34         1,030,000            .5 Years         $          .33          1,026,667   $          .33
   $  .46 - $ .53           523,500           2.8 Years         $          .53            523,500   $          .53
   $  .60 - $1.13           329,000           2.6 Years         $          .80            296,000   $          .82
   $ 1.25 - $1.25           688,000           2.1 Years         $         1.25            688,000   $         1.25
   $ 2.00 - $2.00           195,000           2.2 Years         $         2.00            195,000   $         2.00
   $ 4.00 - $4.00             5,000            .2 YEARS         $         4.00              5,000   $         4.00
                     --------------       -------------         --------------      -------------   --------------

                          2,770,500           1.7 Years         $          .78          2,734,167   $          .78
                     ==============       =============         ==============      =============   ==============

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for our stock option plans. The exercise price for all stock options issued during 2005, 2004 and 2003 were equal to or greater than the market price of our stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock-based compensation plans for fiscal years 2005, 2004 and 2003.

There were 128,572 warrants outstanding at December 31, 2005. The exercise price for all the warrants issued and outstanding as of December 31, 2005 were equal to or greater than the market price of our stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

                                         OUTSTANDING       EXERCISE        WEIGHTED-AVERAGE
                                       AND EXERCISABLE       PRICE             REMAINING         WEIGHTED-AVERAGE
                                           WARRANTS       PER WARRANT      CONTRACTUAL LIFE       EXERCISE PRICE
                                           --------       -----------      ----------------       --------------
Balance, December 31, 2003                  768,572       $ .22 - .62         1.80 Years          $          .56

Granted                                          --                                                           --
                                       ------------                                               --------------

Balance, December 31, 2004                  768,572       $ .22 - .62          .80 Years          $          .56

Granted                                          --
Expired                                    (640,000)                                                          --
                                       ------------                                               --------------

  BALANCE, DECEMBER 31, 2005                128,572       $ .22 - .22         1.25 Years          $          .22
                                       ============                                               ==============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------


[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

Exercisable options at December 31, 2005, 2004 and 2003 were as follows:

                             NUMBER OF                   WEIGHTED-AVERAGE
DECEMBER 31,            EXERCISABLE OPTIONS               EXERCISE PRICE
------------            -------------------               --------------

    2005                     2,734,167                    $          .78
    2004                     2,442,589                    $          .80
    2003                     2,049,780                    $          .86

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts was estimated at $.40, $.31 and $.32 during 2005, 2004 and 2003, respectively.

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

                                                   DECEMBER 31,
                                    ------------------------------------------
                                        2005           2004           2003
                                    ------------   ------------   ------------

Risk-Free Interest Rate                 3.90%          3.90%          3.00%
Expected Life                         3.0 Years      3.0 Years      4.0 Years
Expected Volatility                     79%            78%            79%
Expected Dividends                      None           None           None

The pro forma amounts are indicated below [in thousands, except per share amounts]:

                                                                           YEARS ENDED
                                                                           DECEMBER 31,
                                                            ------------------------------------------
                                                                2005           2004           2003
                                                            ------------   ------------   ------------
Net [Loss] Income as Reported                               $     (1,434)  $        767   $        392
Deduct: Amount by which Stock-Based Employee
 Compensation as Determined under Fair Value
  Based Method for all Awards Exceeds the Compensation
   as Determined under the Intrinsic Value Method           $        102   $        101   $         37
Pro Forma Net [Loss] Income                                 $     (1,536)  $        666   $        355
Basic [Loss] Earnings Per Share as Reported                 $       (.09)  $        .04   $        .03
Pro Forma Basic [Loss] Earnings Per Share                   $       (.10)  $        .03   $        .02

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
--------------------------------------------------------------------------------


[6] BASIC EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ["EPS"] computations.

                                                                           2005            2004             2003
                                                                     ---------------  --------------   --------------
Numerator:
   Net [Loss] Income                                                 $    (1,434,204) $      767,399   $      391,856
Effect of Dilutive Securities:
   Interest Reversal Convertible Debentures [Net of Tax]                          --         118,800          120,000
   Incentive Bonus Adjustment [Net of Tax Benefit]                                --              --               --
                                                                     ---------------  --------------   --------------

   NUMERATOR FOR DILUTED [LOSS] EARNINGS PER
     COMMON SHARE                                                    $    (1,434,204) $      886,199   $      511,856
                                                                     ===============  ==============   ==============

Denominator:
   Weighted Average Number of Common Shares
     Outstanding for Basic Earnings Per Common Share                      16,141,000      15,515,000       15,341,000
Effect of Dilutive Securities:
   Exercise of Options                                                            --         424,000          495,250
   Exercise of Warrants                                                           --          73,000           76,250
   Conversion of Convertible Debentures                                           --       7,983,000        8,333,500
                                                                      --------------  --------------   --------------

   DENOMINATOR FOR DILUTED [LOSS] EARNINGS PER
     COMMON SHARE                                                         16,141,000      23,995,000       24,246,000
                                                                      ==============  ==============   ==============

BASIC [LOSS] EARNINGS PER COMMON SHARE                                $         (.09) $          .05   $          .03
                                                                      ==============  ==============   ==============

DILUTED [LOSS] EARNINGS PER COMMON SHARE                              $         (.09)            .04   $          .02
                                                                      ==============  ==============   ==============

Equity instruments that may dilute earnings per share in the future are listed in Note 5.

The Company's options and warrants were not included in the computation of EPS at December 31, 2005 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation at December 31, 2005 because it would be antidilutive.

Options to purchase 1,682,000 shares of common stock at prices ranging from $.53 to $4.00 per share were outstanding at December 31, 2004, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

[7] SUPPLEMENTAL DATA

Accrued liabilities consist of the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                    2005                2004
                                                              ----------------    ---------------
Accrued Payroll, Benefits, Temporary Help and Consulting      $        175,258    $       332,253
Accrued Professional Fees                                              210,058            188,199
Other                                                                   98,731            309,064
                                                              ----------------    ---------------

   TOTALS                                                     $        484,047    $       829,516
                                                              ================    ===============

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
--------------------------------------------------------------------------------


[8] CONVERTIBLE DEBENTURES

In 2001 and 2002, we completed two rounds of debt financing through the sale of 8% convertible debentures due in 2008 ("2008 Debentures") and 2009 ("2009 Debentures"), respectively, to Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and certain other investors (including John Roblin, our Chairman of the Board, President and Chief Executive Officer) with an aggregate principal amount of $2,500,000. Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum. The 2008 Debentures mature on July 1, 2008 and the 2009 Debentures mature on September 1, 2009, unless the debentures are earlier redeemed by us or the holder or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures. The related financing costs incurred of $187,090 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt. We have been required to repay principal on the 2008 Debentures and 2009 Debentures, since July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount. In 2004, the holders of the 2008 Debentures elected to convert all of their monthly principal installments due in 2004, totaling $105,335, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. In connection with this conversion, we issued to the holders of the 2008 Debentures an aggregate of 351,116 shares of our common stock. We made an aggregate of $198,000 of interest payments on the debentures during 2004.

In 2005, the holders of the 2008 Debentures and 2009 Debentures elected to convert all of their monthly principal installments due in 2005, totaling $220,121, under such debentures into shares of our common stock. At the conversion price of $.30 per share in lieu of receiving such installments in cash. In connection with this conversion, we issued to the holders of the 2008 Debentures and 2009 Debentures an aggregate of 733,739 shares of our common stock. We made an aggregate of $184,000 of interest payments on the debentures during 2005.

In March 2002, the holders of our debentures under the Convertible Loan Agreements agreed to amend one of the financial covenants for the quarters ending March 31, June 30 and September 30, 2002. As consideration for such amendments, we issued to such holders an aggregate of 128,572 warrants to purchase such number of shares of our common stock at an exercise price of $0.22 per share. The warrants expire in 2007 and became exercisable in equal monthly installments on each of March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The $16,913 estimated fair market value of the warrants was charged to financing costs.

As of December 31, 2005, we were not in compliance with the financial covenants of the Convertible Loan Agreements and, as of such date, we received limited waivers to the Convertible Loan Agreements under which the holders of our debentures waived such non-compliance.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
--------------------------------------------------------------------------------


[8] CONVERTIBLE DEBENTURES [CONTINUED]

At December 31, 2005, principal payments due on the convertible debentures were as follows:

2006                                            $       247,061
2007                                                    218,991
2008                                                  1,240,210
Thereafter                                              468,281
                                                ---------------

   TOTAL                                        $     2,174,543
                                                ===============

[9] 401(K) PLAN

After completing a year of service and working 1,000 hours, employees age 21 and over are eligible to participate in our Tax Saver 401(k) Salary Reduction Plan. Employees can save a percentage of pay on a pre-tax basis to an annual maximum of $14,000 for the year ended December 31, 2005. We match $.50 for each $1.00 of the first 5% of pay employees elect to defer. Expenses associated with this plan in 2005, 2004 and 2003 were approximately $81,500, $76,000 and $61,700, respectively.

[10] STOCKHOLDERS' EQUITY

During 2005, the holders of the 2008 Debentures and 2009 Debentures elected to convert an aggregate of $220,121 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of necessary such installment payments in cash), for 733,739 shares of our common stock at the conversion price of $0.30 per share [See Note 8].

During 2004, the holders of the 2008 Debentures elected to convert an aggregate of $105,335 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for 351,116 shares of our common stock at the conversion price of $0.30 per share [See Note 8].

During 2002, we issued an aggregate of 128,572 warrants to purchase such number of shares of our common stock in exchange for an amendment to the convertible loan agreements governing our 2008 Debentures pursuant to which one of the financial covenants was amended for the quarters ending March 31, June 30 and September 30, 2002 [See Note 8]. The $16,913 estimated fair market value of the warrants was charged to financing costs and capital in excess of par value.

During 2001, we issued 154,546 shares of our common stock in exchange for services rendered in connection with the financing described in Note 8. The cost of $68,000 for the services have been included in deferred financing costs, and capital in excess of par value has been increased by $66,455, representing the excess of the cost of the services over the par value of the common stock issued.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #14
--------------------------------------------------------------------------------


[11] FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of our cash and cash equivalents, trade receivables and accounts payables and accrued expenses, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities. Management estimates that the carrying amount of our convertible debentures, based on current rates and terms at which we could borrow funds, is approximately $2,200,000 and $2,400,000 at December 31, 2005 and 2004, respectively.

[12] SEGMENT INFORMATION

As of January 1, 2003, we merged the management teams and infrastructures of our two business units, Classic and TAS 2000, into one comprehensive unit. As a result, we no longer separately assess the performance of these products.

[13] MAJOR CUSTOMERS

For the years ended December 31, 2005, 2004 and 2003, sales to one customer amounted to approximately 23%, 31% and 11% of revenues, respectively.

                               . . . . . . . . . .

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                                BALANCE AT
                                                 BEGINNING                                             BALANCE AT
                                                 OF PERIOD         ADDITIONS        DEDUCTIONS        END OF PERIOD
                                                 ---------         ---------        ----------        -------------
Accumulated amortization of
   capitalized software and
   software license:

   Year Ended December 31, 2005                 $  7,205,493       $  981,168       $       --        $   8,186,661

   Year Ended December 31, 2004                 $  6,197,478       $1,008,015       $       --        $   7,205,493

   Year Ended December 31, 2003                 $  5,675,257       $  522,221       $       --        $   6,197,478

Allowance for Doubtful Accounts:

   Year Ended December 31, 2005                 $     25,000       $       --       $       --        $      25,000

   Year Ended December 31, 2004                 $     25,000       $       --       $       --        $      25,000

   Year Ended December 31, 2003                 $     25,000       $       --       $       --        $      25,000

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COVER-ALL TECHNOLOGIES INC.


Date:  March 31, 2006           By:     /s/ John W. Roblin
                                        ----------------------------------------
                                        John W. Roblin
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        SIGNATURES                              TITLE                                DATE
        ----------                              -----                                ----
/s/ John W. Roblin               Chairman of the Board, President and            March 31, 2006
--------------------------       Chief Executive Officer
John W. Roblin                   (Principal Executive Officer)


/s/ Ann F. Massey                Chief Financial Officer, Controller and         March 31, 2006
--------------------------       Secretary (Principal Financial Officer
Ann F. Massey                    and Principal Accounting Officer)


/s/ Russell Cleveland            Director                                        March 31, 2006
--------------------------
Russell Cleveland


/s/ Earl Gallegos                Director                                        March 31, 2006
--------------------------
Earl Gallegos


/s/ Mark D. Johnston             Director                                        March 31, 2006
--------------------------
Mark D. Johnston


/s/ Robert A. Marshall           Director                                        March 31, 2006
--------------------------
Robert A. Marshall