Form 10-Q
period 2006-03-31
COVER ALL TECHNOLOGIES INC
filed 2006-05-15
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                         Commission file number: 0-13124

                           COVER-ALL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            13-2698053
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

   55 LANE ROAD, FAIRFIELD, NEW JERSEY                            07004
(Address of principal executive offices)                         (Zip Code)

                                  917-461-5200
              (Registrant's telephone number, including area code)

                                      NONE

   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                 Outstanding at May 1, 2006
--------------------------------------              ---------------------------
Common Stock, $.01 par value per share                   16,559,823 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006
--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2006 (Unaudited)
            and December 31, 2005 (Audited).................................  3

            Consolidated Statements of Operations for the three
            months ended March 31, 2006 and 2005 (Unaudited)................  5

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 2006 and 2005 (Unaudited)................  6

            Notes to Consolidated Financial Statements (Unaudited)..........  7

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 12

ITEM 3.     Qualitative and Quantitative Disclosures
            About Market Risk............................................... 18

ITEM 4.     Controls and Procedures......................................... 18

PART II:    OTHER INFORMATION

ITEM 1A.    Risk Factors.................................................... 19

ITEM 5.     Other Information............................................... 19

ITEM 6.     Exhibits........................................................ 19

SIGNATURES    .............................................................. 21


                               . . . . . . . . . .

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                 MARCH 31,   DECEMBER 31,
                                                                  2006          2005
                                                               -----------    -----------
                                                               (UNAUDITED)    (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents ...............................   $   657,630    $   296,159
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 in 2006 and 2005) .........................       970,139      1,803,333
   Prepaid Expenses ........................................       487,452        526,311
                                                               -----------    -----------

   Total Current Assets ....................................     2,115,221      2,625,803
                                                               -----------    -----------
Property and Equipment - At Cost:
   Furniture, Fixtures and Equipment .......................       431,077        431,077
   Less:  Accumulated Depreciation .........................      (205,172)      (188,154)
                                                               -----------    -----------
   Property and Equipment - Net ............................       225,905        242,923
                                                               -----------    -----------

Capitalized Software (Less Accumulated Amortization of
   $8,450,341 and $8,186,661, respectively) ................     1,491,385      1,602,836
                                                               -----------    -----------

Deferred Financing Costs (Net of Accumulated Amortization of
   $154,710 and $146,092, respectively) ....................        86,601         95,219
                                                               -----------    -----------

Other Assets ...............................................       110,445        110,151
                                                               -----------    -----------

   Total Assets ............................................   $ 4,029,557    $ 4,676,932
                                                               ===========    ===========


   The Accompanying Notes are an Integral Part of These Consolidated Financial
                                  Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                    MARCH 31,    DECEMBER 31,
                                                                      2006           2005
                                                                 ------------    ------------
                                                                  (UNAUDITED)      (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable ..........................................   $    308,514    $    538,889
   Income Taxes Payable ......................................           --              --
   Accrued Liabilities .......................................        456,917         484,047
   Deferred Charges ..........................................          7,539           7,539
   Convertible Debentures ....................................        292,718         237,499
   Convertible Debenture - Related Party .....................         11,592           9,562
   Unearned Revenue ..........................................      1,484,370       1,585,556
                                                                 ------------    ------------

   Total Current Liabilities .................................      2,561,650       2,863,092
                                                                 ------------    ------------

Long-Term Liabilities:
   Deferred Charges ..........................................        152,542         151,241
   Convertible Debentures ....................................      1,798,374       1,853,594
   Convertible Debenture - Related Party .....................         71,860          73,889
                                                                 ------------    ------------

   Total Long-Term Liabilities ...............................      2,022,776       2,078,724
                                                                 ------------    ------------

   Total Liabilities .........................................      4,584,426       4,941,816
                                                                 ------------    ------------

Commitments and Contingencies ................................           --              --
                                                                 ------------    ------------

Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     19,059,823 and 19,059,823 Shares Issued and 16,559,823
     and 16,559,823 Shares Outstanding, Respectively .........        190,598         190,598

Capital In Excess Of Par Value ...............................     26,499,240      26,499,240

Accumulated Deficit ..........................................    (26,541,707)    (26,251,722)

Treasury Stock - At Cost - 2,500,000 Shares ..................       (703,000)       (703,000)
                                                                 ------------    ------------

Total Stockholders' Equity ...................................       (554,869)       (264,884)
                                                                 ------------    ------------

Total Liabilities and Stockholders' Equity ...................   $  4,029,557    $  4,676,932
                                                                 ============    ============


   The Accompanying Notes are an Integral Part of These Consolidated Financial
                                  Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                           2006            2005
                                                      ------------    ------------
REVENUES:
     Licenses .....................................   $    248,229    $    566,388
     Maintenance ..................................        843,694         997,025
     Professional Services ........................        331,063         299,225
     Applications Service Provider ("ASP") Services        316,185         224,250
                                                      ------------    ------------
     TOTAL REVENUES ...............................      1,739,171       2,086,888
                                                      ------------    ------------
COST OF REVENUES:
     Licenses .....................................        314,710         436,354
     Maintenance ..................................        750,432         701,767
     Professional Services ........................        130,793         118,971
     ASP Services .................................         90,088          30,847
                                                      ------------    ------------
     TOTAL COST OF REVENUES .......................      1,286,023       1,287,939
                                                      ------------    ------------
     DIRECT MARGIN ................................        453,148         798,949
                                                      ------------    ------------
OPERATING EXPENSES:
     Sales and Marketing ..........................        236,216         312,594
     General and Administrative ...................        288,238         309,803
     Research and Development .....................        174,973         199,877
                                                      ------------    ------------
     TOTAL OPERATING EXPENSES .....................        699,427         822,274
                                                      ------------    ------------
     OPERATING INCOME (LOSS) ......................       (246,279)        (23,325)
                                                      ------------    ------------
OTHER INCOME (EXPENSE):
     Interest Expense .............................        (42,308)        (46,271)
     Interest Expense - Related Party .............         (1,646)         (2,062)
     Interest Income ..............................              4           2,319
     Other Income .................................            243          34,666
                                                      ------------    ------------
     TOTAL OTHER INCOME (EXPENSE) .................        (43,707)        (11,348)
                                                      ------------    ------------
     INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT) ..       (289,986)        (34,673)

INCOME TAXES (BENEFIT) ............................           --              --
                                                      ------------    ------------

NET (LOSS) ........................................   $   (289,986)   $    (34,673)
                                                      ============    ============

BASIC EARNINGS (LOSS) PER COMMON SHARE ............   $      (0.02)   $      (0.00)
                                                      ============    ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE ..........   $      (0.02)   $      (0.00)
                                                      ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR BASIC EARNINGS (LOSS)
     PER COMMON SHARE .............................     16,560,000      15,757,000
                                                      ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR DILUTED EARNINGS (LOSS)
     PER COMMON SHARE .............................     16,560,000      15,757,000
                                                      ============    ============


   The Accompanying Notes are an Integral Part of These Consolidated Financial
                                  Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ---------------------------
                                                                      2006           2005
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss) ...............................................   $  (289,986)   $   (34,673)
     Adjustments to Reconcile Net Income (Loss) to
        Net Cash Provided From (Used For) Operating Activities:
            Depreciation ......................................        17,018         24,125
            Amortization of Capitalized Software ..............       263,681        248,323
            Amortization of Deferred Financing Costs ..........         8,618          8,618
            Non-Cash Financing Cost ...........................          --             --
     Changes in Assets and Liabilities:
        (Increase) Decrease in:
            Accounts Receivable ...............................       833,194      1,904,856
            Prepaid Expenses ..................................        38,859       (145,443)
            Other Assets ......................................          (294)      (107,650)
        Increase (Decrease) in:
            Accounts Payable ..................................      (230,375)       (42,592)
            Taxes Payable .....................................          --          (48,905)
            Accrued Liabilities ...............................       (27,130)      (364,522)
            Deferred Charges ..................................         1,301           --
            Unearned Revenue ..................................      (101,186)      (175,090)
                                                                  -----------    -----------
     Net Cash Provided From (Used For) Operating Activities ...       513,700      1,267,047
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures .....................................          --          (27,541)
     Capitalized Software Expenditures ........................      (152,229)      (181,877)
                                                                  -----------    -----------
     Net Cash Provided From (Used For) Investing Activities ...      (152,229)      (209,418)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Exercise of Stock Options ..................          --           18,360
                                                                  -----------    -----------
     Net Cash Provided From Financing Activities ..............          --           18,360
                                                                  -----------    -----------

CHANGE IN CASH AND CASH EQUIVALENTS ...........................       361,471      1,075,989
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ...............       296,159        143,624
                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD .....................   $   657,630    $ 1,219,613
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID DURING THE PERIODS FOR:
       Interest ...............................................   $    42,308    $    46,271
       Interest - Related Party ...............................         1,646          2,062
       Income Taxes ...........................................          --             --


   The Accompanying Notes are an Integral Part of These Consolidated Financial
                                  Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

[1]  GENERAL

     For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2005. While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior period have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of its subsidiary. All material intercompany transactions and balances have been eliminated.

     In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of March 31, 2006, and the results of their operations for the three month periods ended March 31, 2006 and 2005, and their cash flows for the three month periods ended March 31, 2006 and 2005. Such adjustments are of a normal and recurring nature. The results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year.

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

     In 2005, the holders of the 2008 Debentures and 2009 Debentures elected to convert all of their monthly principal installments due in 2005, totaling $220,121, under such debentures into shares of our common stock at the conversion price of $.30 per share in lieu of receiving such installments in cash. In connection with this conversion, we issued to the holders of the 2008 Debentures and 2009 Debentures an aggregate of 733,739 shares of our common stock. We made an aggregate of $184,000 of interest payments on the debentures during 2005.

     In March 2002, the holders under the convertible loan agreements governing the issuance of the debentures agreed to amend one of the financial covenants for the quarters ending March 31, June 30 and September 30, 2002. As consideration for such amendments, we issued to such holders an aggregate of 128,572 warrants to purchase such number of shares of our common stock at an exercise price of $0.22 per share. The warrants expire in 2007 and became exercisable in equal installments on each of March 31, 2002, June 30, 2002 and September 30, 2002. The $16,913 estimated fair market value of the warrants has been charged to financing costs.

     As of March 31, 2006, we were not in compliance with certain of the financial covenants of the convertible loan agreements and, as of such date, we received limited waivers under which the holders of our debentures waived

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

such non-compliance. As consideration for the receipt of such waivers, we issued to the holders an aggregate of 128,000 warrants to purchase such number of shares of our common stock at an exercise price of $0.35 per share. The warrants expire in 2011 and are exercisable in equal installments on each of May 9, 2006, June 30, 2006 and September 30, 2006.

         At March 31, 2006, principal payments due on the convertible debentures were as follows:

              2006..............................................   $    247,061
              2007..............................................        218,991
              2008..............................................      1,240,210
              2009..............................................        468,281
              2010..............................................             --
                                                                   ------------
                     TOTAL......................................   $  2,174,543
                                                                   ============

[3]  EARNINGS PER SHARE DISCLOSURES

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                       FOR THE THREE MONTHS ENDED
                                                             MARCH 31, 2006
                                                   ---------------------------------
                                                     INCOME        SHARES     PER SHARE
                                                   (NUMERATOR)  (DENOMINATOR) AMOUNT
                                                   ----------    ----------   -----
Basic EPS:
 Income (Loss) Available to Common
   Stockholders ................................   $ (289,986)   16,559,823   $(0.02)
Interest Reversal Convertible Debentures
  (Net of Tax) .................................         --            --      --
Effect of Dilutive Securities:
  Exercise of Options ..........................         --            --      --
  Exercise of Warrants .........................         --            --      --
  Conversion of Convertible Debentures .........         --            --      --
                                                   ----------    ----------   -----
Diluted EPS:
  Income (Loss) Available to Common Stockholders

    Plus Assumed Conversions ...................   $ (289,986)   16,559,823   $(0.02)
                                                   ==========    ==========   ======

     The Company's options and warrants were not included in the computation of EPS for the period ended March 31, 2006 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the period ended March 31, 2006 because it would be antidilutive.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                    FOR THE THREE MONTHS ENDED
                                                          MARCH 31, 2005
                                              --------------------------------------
                                                INCOME          SHARES       PER SHARE
                                              (NUMERATOR)    (DENOMINATOR      AMOUNT
                                              ----------       ----------      -----
Basic EPS:
 (Loss) Available to Common
   Stockholders ........................      $  (34,673)      15,756,673      $(0.00)
Interest Reversal Convertible Debentures
  (Net of Tax) .........................            --               --         --
Effect of Dilutive Securities:
  Exercise of Options ..................            --               --         --
  Exercise of Warrants .................            --               --         --
  Conversion of Convertible Debentures .            --               --         --
                                              ----------       ----------      -----
Diluted EPS:
 (Loss) Available to Common Stockholders

    Plus Assumed Conversions ...........      $  (34,673)      15,756,673      $(0.00)
                                              ==========       ==========      ======

     The Company's options and warrants were not included in the computation of EPS for the period ended March 31, 2005 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the period ended March 31, 2005 because it would be antidilutive.

[4]  STOCK OPTION AND STOCK PURCHASE PLANS

     On January 1, 2006, we adopted SFAS No. 123R, "SHARE-BASED PAYMENT," or SFAS 123R, which is a revision of SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION," or SFAS 123, and supersedes APB No. 25, "ACCOUNTING FOR STOCK ISSUES TO EMPLOYEES," or APB 25. Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards. Prior to our adoption of SFAS 123R, we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for share-based awards. Historically, we have generally set the exercise price for our stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and we did not record any compensation expense unless the terms of the options were subsequently modified. For restricted stock awards, the calculation of compensation expense under APB 25 and SFAS 123R is the same.

     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, our consolidated financial statements as of March 31, 2005 and for the three months then ended have not been restated to reflect the impact of SFAS 123R. In the three months ended March 31, 2006, we recognized no stock-based compensation expense in our consolidated financial statements. We did not recognize expense because we did not have any (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006, (b) stock options granted subsequent to January 1, 2006 and (c) restricted stock award grants made both before and after January 1, 2006 that had not yet vested.

     The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model. SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced. In the pro-forma information required under SFAS 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

     SFAS 123R requires us to calculate the pool of excess tax benefits, or the APIC pool, available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming we had applied the provisions of the standard in prior periods. Pursuant to the provisions of FASB Staff Position 123R-3, "TRANSITION ELECTION RELATED TO ACCOUNTING FOR THE TAX EFFECTS OF SHARE-BASED PAYMENT AWARDS," we adopted the alternative method for determining the tax effects of share-based compensation, which, among other things, provides a simplified method for estimating the beginning APIC pool balance.

     In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees as consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At March 31, 2006, 5,000,000 shares were available for grant under the 2005 Plan.

     In November 1994, we adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees. The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000. Each non-employee director who is serving on a "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004 and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At March 31, 2006, 750,000 shares were available for grant under the 1994 Stock Option Plan for Independent Directors.

     A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

                                                                            WEIGHTED-AVERAGE
                                                         EXERCISE PRICE         REMAINING        WEIGHTED-AVERAGE
                                              SHARES       PER SHARE        CONTRACTUAL LIFE      EXERCISE PRICE
                                              ------       ---------        ----------------      --------------
Balance, December 31, 2005.........         2,770,500     $  .23 - 4.00         1.7 years           $     .78
    Granted........................                --                --                                    --
    Exercised......................                --                --                                    --
    Canceled.......................           (11,000)       .27 -  .53                                   .29
    Expired........................          (529,000)       .34 - 4.00                                   .39
Balance, March 31, 2006............         2,230,500     $  .23 - 2.00         1.8 years           $     .87

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

                                                            THREE MONTHS
                                                        ENDED MARCH 31, 2005
                                                       -----------------------
         Risk-Free Interest Rate...................            3.90%
         Expected Life.............................            3.0 Years
         Expected Volatility.......................            79%
         Expected Dividends........................            None

         We applied the provisions of APB 25 to determine our stock-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of SFAS 123 to our stock-based compensation plans during the three months ended March 31, 2005:

                                                                                THREE MONTHS
                                                                            ENDED MARCH 31, 2005
                                                                   ----------------------------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          Net (Loss) as Reported..............................                $      (35)
          Deduct:  Amount by which stock-based employee
                   compensation as determined under fair
                   value based method for all awards exceeds
                   the compensation as determined under the
                   intrinsic value method.....................                $       26
          Pro Forma Net (Loss)................................                $      (61)
          Basic Earnings (Loss) Per Share as Reported.........                $    (0.00)
          Pro Forma Basic Earnings (Loss) Per Share...........                $    (0.00)
          Diluted Earnings (Loss) Per Share as Reported.......                $    (0.00)
          Pro Forma Diluted Earnings (Loss) Per Share.........                $    (0.00)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        ------------------------------------------------------------------------

     CERTAIN OF THE MATTERS DISCUSSED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, MATTERS DISCUSSED UNDER THIS ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY CONSTITUTE FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT) AND ARE SUBJECT TO THE OCCURRENCE OF CERTAIN CONTINGENCIES WHICH MAY NOT OCCUR IN THE TIME FRAMES ANTICIPATED OR OTHERWISE, AND, AS A RESULT, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. IN ADDITION TO OTHER FACTORS AND MATTERS DISCUSSED ELSEWHERE IN THIS REPORT ON FORM 10-Q AND IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 2006, AND OTHER PERIODIC REPORTS FILED, THESE RISKS, UNCERTAINTIES AND CONTINGENCY INCLUDE, BUT ARE NOT LIMITED TO, RISKS ASSOCIATED WITH INCREASED COMPETITION, CUSTOMER DECISIONS, THE SUCCESSFUL COMPLETION OF CONTINUING DEVELOPMENT OF NEW PRODUCTS, THE SUCCESSFUL NEGOTIATION, EXECUTION AND IMPLEMENTATION OF ANTICIPATED NEW SOFTWARE CONTRACTS, THE SUCCESSFUL ADDITION OF PERSONNEL IN THE MARKETING AND TECHNICAL AREAS AND OUR ABILITY TO COMPLETE DEVELOPMENT AND SELL AND LICENSE OUR PRODUCTS AT PRICES WHICH RESULT IN SUFFICIENT REVENUES TO REALIZE PROFITS, AND OTHER BUSINESS FACTORS BEYOND OUR CONTROL.

OVERVIEW
--------

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

     We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services. Total revenue for the three months ended March 31, 2006 decreased to $1,739,000 from $2,087,000 for the three months ended March 31, 2005, mainly due to a decrease in license and maintenance revenue, which was partially offset by an increase in professional services and ASP revenue.

     The following is an overview of the key components of our revenue and other important financial data for the three months ended March 31, 2006:

     SOFTWARE LICENSES. Our license revenue in the three months ended March 31, 2006 of $248,000 was from existing customers who chose to renew, add onto or extend their use of our software. For the three months ended March 31, 2005, we generated $566,000 in license revenue. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

     MAINTENANCE. Maintenance revenue was $844,000 in the three months ended March 31, 2006 compared to $997,000 in the same period in 2005. The decrease in the first three months of 2006 was mainly due to the non-renewal of existing customers. Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

     PROFESSIONAL SERVICES. The increase in professional services revenue, from $299,000 in the three months ended March 31, 2005 to $331,000 in the same period of 2006, was a result of increased demand for new software capabilities and customizations from our current customer base.

     ASP SERVICES. ASP services revenue was $316,000 in the first three months of 2006 compared to $225,000 in the same period in 2005, due to an expanded and extended contractual relationship with a large customer.

     INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES. Income (loss) before provision for income taxes was $(290,000) in the three months ended March 31, 2006 compared to $(35,000) in the same period of 2005 primarily due to a reduction in license and maintenance revenue.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

     NET INCOME (LOSS). Net income (loss) for the three months ended March 31, 2006 decreased to $(290,000) from $(35,000) in the same period of 2005 as a result of a reduction in license and maintenance revenue.

     CASH FLOW. We generated $514,000 in positive cash flow from operations in the first three months of 2006 and ended the period with $658,000 in cash and cash equivalents and $970,000 in accounts receivable.

     We continue to face challenges to growth in 2006 mainly in the marketing and selling of our products and services to new customers, caused by a number of factors, including long sales cycles and competition. In addition, there are risks related to customers' acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize. However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers. Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                          ---------------------
                                                           2006           2005
                                                          ------         ------
REVENUES:
   License                                                  14.3%         27.1%
   Maintenance                                              48.5          47.8
   Professional Services                                    19.0          14.3
   Applications Service Provider ("ASP") Services           18.2          10.8
                                                          ------         -----
   TOTAL REVENUES                                          100.0         100.0
                                                          ------         -----

COST OF REVENUES:
   License                                                  18.1          20.9
   Maintenance                                              43.1          33.6
   Professional Services                                     7.5           5.7
   ASP Services                                              5.2           1.5
                                                          ------         -----
   TOTAL COST OF REVENUES                                   73.9          61.7
                                                          ------        ------
   DIRECT MARGIN                                            26.1          38.3
                                                          ------        ------

OPERATING EXPENSES:
   Sales and Marketing                                      13.6          15.0
   General and Administrative                               16.6          14.8
   Research and Development                                 10.1           9.6
                                                          ------        ------
   TOTAL OPERATING EXPENSES                                 40.3          39.4
                                                          ------        ------
   OPERATING INCOME (LOSS)                                 (14.2)         (1.1)
                                                          ------        ------

OTHER EXPENSE (INCOME):
   Interest Expense                                          2.5           2.3
   Interest Income                                          --            (0.1)
   Other Income                                             --            (1.6)
                                                          ------        ------
   TOTAL OTHER EXPENSE (INCOME)                              2.5           0.6
                                                          ------        ------
   INCOME (LOSS) BEFORE INCOME TAXES                       (16.7)         (1.7)
                                                          ------        ------

INCOME TAXES                                                --            --
                                                          ------        ------
NET (LOSS)                                                 (16.7)%        (1.7)%
                                                          ------        ------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
-------------------------------------------------------------------------------

     Total revenues for the three months ended March 31, 2006 were $1,739,000 as compared to $2,087,000 for the same period in 2005. License fees were $248,000 for the three months ended March 31, 2006 compared to $566,000 in the same period in 2005 as a result of no new customer sales and fewer sales to existing customers in 2006. For the three months ended March 31, 2006, maintenance revenues were $844,000 compared to $997,000 in the same period of the prior year primarily due in part to the non-renewal of a few customers. For the three months ended March 31, 2006, ASP revenues were $316,000 as compared to $225,000 in the same period for the prior year, due to an expanded and extended contractual relationship with a very large customer. Professional services revenue contributed $331,000 in the three months ended March 31, 2006 compared to $299,000 in the first quarter of 2005, as a result of increased demand for new software capabilities and customizations from our current customer base.

     Cost of sales remained relatively constant at $1,286,000 for the three months ended March 31, 2006 as compared to $1,288,000 for the same period in 2005. Non-cash capitalized software amortization was $264,000 for the three months ended March 31, 2006 as compared to $248,000 for the same period in 2005. The Company capitalized $152,000 of software development costs in the first three months of 2006 as compared to $182,000 in the same period in 2005.

     Research and development expenses decreased to $175,000 for the three months ended March 31, 2006 as compared to $200,000 for the same period in 2005, primarily as a result of our efforts to streamline research and development projects and shift resources to assist in servicing our customers base. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

     Sales and marketing expenses were $236,000 for the three months ended March 31, 2006 as compared to $313,000 in the same period of 2005. This decrease in 2006 was primarily due to a reduction in our marketing and sales headcount in the later part of 2005, resulting in a decrease in personnel-related costs.

     General and administrative expenses were $288,000 in the three months ended March 31, 2006 as compared to $310,000 in the same period in 2005. This decrease in 2006 was mainly due to the resignation in the second quarter of 2005 of our in-house counsel and other cost savings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     We have funded our operations primarily from cash flow from operations and the proceeds from our 2008 Debentures and 2009 Debentures. Cash from operations results primarily from net income from the income statement less non-cash expenses (depreciation and amortization) and changes in working capital from the balance sheet. The Company's largest source of operating cash flows is cash collections from its customers following the purchase or renewal of software licenses, product support agreements and other related services. Payments from customers for software licenses are generally received at the beginning of the contract term. Payments from customers for product support and ASP services are generally received in advance on a quarterly basis. Payments for professional services are generally received 30 days after the services are performed. Our primary uses of cash are for personnel-related expenditures, facilities and technology costs.

     At March 31, 2006, we had cash and cash equivalents of $658,000 compared to cash and cash equivalents of $1,220,000 at March 31, 2005. The decrease in cash and cash equivalents is primarily attributable to the decrease in license sales and maintenance revenues.

     The 2008 Debentures were issued with an aggregate principal amount of $1,800,000, and the 2009 Debentures were issued with an aggregate principal amount of $700,000. Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum. The 2008 Debentures and 2009 Debentures mature on July 1, 2008 and September 1, 2009, respectively, unless the debentures are earlier redeemed by us or the holder upon the occurrence of certain events specified in the debentures or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures. We have been required to pay, since July 1, 2004 and July 1, 2005, respectively, monthly principal installments in the amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of 2008 Debentures and 2009 Debentures, and at maturity we will be required to pay the remaining unpaid principal amount.

     In 2004, the holders of the 2008 Debentures elected to convert an aggregate of $105,335 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share.

     In 2005, the holders of the 2008 Debentures elected to convert an aggregate of $220,121 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. After giving effect to the conversion, the 2008 Debentures and 2009 Debentures have an aggregate outstanding principal amount of $2,174,544.

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

     At March 31, 2006, we had working capital of approximately $(446,000) compared to a working capital of approximately $783,000 at March 31, 2006. This decrease in our working capital resulted primarily from a decrease in license and maintenance revenue. For the three months ended March 31, 2006, net cash provided from (used for) operating activities totaled approximately $514,000 compared to approximately $1,267,000 for the three months ended March 31, 2005. In 2006, cash flow from operating activities represented the Company's principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital. The Company had a significant increase in its accounts receivable in 2005 due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

     For the three months ended March 31, 2006, net cash used for investing activities was approximately $(152,000) compared to approximately $(209,418) for the three months ended March 31, 2005. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. For the three months ended March 31, 2006, net cash provided from financing activities was approximately $-0- compared to approximately $18,360 for the three months ended March 31, 2005. The cash provided from financing activities in 2005 consisted of proceeds from the exercise of stock options.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

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

         Our revenues are recognized in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." Revenue from the sale of software licenses is

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

predominately from standardized software and is recognized when standard software modules are delivered and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable. Revenue from software maintenance contracts and ASP services is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

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

         LICENSE REVENUE. We recognize our license revenue upon delivery, provided collection is determined to be probable and no significant obligations remain.

         SERVICES AND SUPPORT REVENUE. Our services and support revenue is composed of professional services (such as consulting services and training) and maintenance and support and ASP services. Our professional services revenue is recognized when the services are performed. Our maintenance and support and ASP offerings are recognized ratably over the term of the arrangement.

         MULTIPLE ELEMENT ARRANGEMENT. We enter into revenue arrangements in which a customer may purchase a combination of software, maintenance and support, and professional services (multiple-element arrangements). When vendor-specific objective evidence ("VSOE") of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. For maintenance and support, VSOE of fair value is established by renewal rates when they are sold separately. For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

VALUATION OF CAPITALIZED SOFTWARE

         Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Amortization is calculated on a product-by-product basis as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product. At each balance sheet date, the unamortized capitalized costs of each computer software product is compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and deploying of that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

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

         There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                               * * * * * * * * *

         Statements in this Form 10-Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause the Company's actual results in future periods to differ materially from expected results. Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control. Those and other risks are described in the Company's filings with the SEC over the last 12 months, including our Form 10-K filed with the SEC on March 31, 2006, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


PART II:      OTHER INFORMATION

ITEM 1A.   RISK FACTORS.

         The risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, have not materially changed.

ITEM 5.    OTHER INFORMATION.

As of March 31, 2006, we were not in compliance with certain financial covenants of our convertible loan agreements and, as of such date, we received limited waivers under which the holders of our debentures waived such non-compliance. As consideration for the receipt of such waivers, on May 9, 2006, we issued to the holders an aggregate of 128,000 warrants, expiring in 2011, to purchase such number of shares of our common stock at an exercise price of $0.35 per share. Of such warrants, an aggregate of 100,000 warrants were issued to Renaissance US Growth Investment Trust PLC and BFS US Special Opportunities Trust PLC, and 7,143 warrants were issued to John Roblin, our Chairman of the Board, President and Chief Executive Officer. RENN Capital Group, Inc. is the investment manager of Renaissance US Growth Investment Trust PLC and the investment advisor to BFS US Special Opportunities Trust PLC. Russell Cleveland is the President, Chief Executive Officer, sole director and the majority shareholder of RENN Capital Group, Inc. and is also a member of our board of directors. The warrants are exercisable in equal installments on each of May 9, 2006, June 30, 2006 and September 30, 2006. The issuance of the warrants to such holders was exempt from registration under Section 4(2) of the Securities Act of 1933 because the offer and sales were made to a limited number of investors in a private transaction.

ITEM 6.    EXHIBITS.
           --------

     EXHIBIT
       NO.                                 DESCRIPTION

    10(c)(13)+   Cover-All Technologies, Inc. Amended and Restated 2005 Stock
                 Incentive Plan.

    10(c)(14)+   Form of Non-Qualfiied Stock Option Agreement.

    10(c)(15)+   Form of Incentive Stock Option Agreement.

    10(c)(16)+   Form of Restricted Stock Grant Agreement.

    10(c)(17)+   Form of Non-Qualified Stock Option Agreement (for Consultants).

    10(i)(19)    Limited Waiver to Convertible Loan Agreements, dated as of
                 March 31, 2006, by Renaissance US Growth Investment Trust PLC
                 (formerly known as Renaissance US Growth & Income Trust PLC) and BFS US Special Opportunities Trust PLC.

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

   ____________
       + Denotes a management contract or compensatory plan or arrangement.

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


                                                          COVER-ALL TECHNOLOGIES INC.


Date:  May 15, 2006                                       By: /s/ John W. Roblin
                                                              John W. Roblin, Chairman of the Board of Directors,
                                                              President and Chief Executive Officer



Date:  May 15, 2006                                       By: /s/ Ann F. Massey
                                                              Ann F. Massey, Chief Financial Officer
