Form 10-Q
period 2006-06-30
COVER ALL TECHNOLOGIES INC
filed 2006-08-14
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                  973-461-5200
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at August 7, 2006
--------------------------------------            -----------------------------
Common Stock, $.01 par value per share                  16,984,004 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006
--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 2006 (Unaudited)
            and December 31, 2005 (Audited).................................  3

            Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 (Unaudited).................  5

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 2006 and 2005 (Unaudited).................  6

            Notes to Consolidated Financial Statements (Unaudited)..........  7

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 13

ITEM 3.     Qualitative and Quantitative Disclosures
            About Market Risk............................................... 20

ITEM 4.     Controls and Procedures......................................... 20

PART II:    OTHER INFORMATION

ITEM 1A.    Risk Factors.................................................... 22

ITEM 2.     Changes in Securities and Use of Proceeds....................... 22

ITEM 4.     Submission of Matters to a Vote of Security Holders............. 22

ITEM 6.     Exhibits........................................................ 23

SIGNATURES  ................................................................ 24


                               . . . . . . . . . .

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    2006          2005
                                                                                -----------    -----------
                                                                                (Unaudited)     (Audited)

Assets:
Current Assets:
   Cash and Cash Equivalents.........................................           $   606,314    $   296,159
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 in 2006 and 2005)...................................               580,581      1,803,333
   Prepaid Expenses..................................................               416,077        526,311
                                                                                -----------    -----------

   Total Current Assets..............................................             1,602,972      2,625,803
                                                                                -----------    -----------

Property and Equipment - At Cost:
   Furniture, Fixtures and Equipment.................................               441,661        431,077
   Less:  Accumulated Depreciation...................................              (220,023)      (188,154)
                                                                                -----------    -----------

   Property and Equipment - Net......................................               221,638        242,923
                                                                                -----------    -----------

Capitalized Software (Less Accumulated Amortization of
   $8,726,707 and $8,186,661, respectively)..........................             1,454,895      1,602,836
                                                                                -----------    -----------

Deferred Financing Costs (Net of Accumulated Amortization of
   $163,328 and $146,092, respectively)..............................                77,983         95,219
                                                                                -----------    -----------

Other Assets.........................................................               109,561        110,151
                                                                                -----------    -----------

   Total Assets......................................................           $ 3,467,049    $ 4,676,932
                                                                                ===========    ===========


   The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    2006          2005
                                                                                -----------    -----------
                                                                                (Unaudited)     (Audited)


Liabilities and Stockholders' (Deficit) Equity:
Current Liabilities:
   Accounts Payable..................................................        $    383,282      $   538,889
   Income Taxes Payable..............................................                  --               --
   Accrued Liabilities...............................................             268,296          484,047
   Deferred Charges..................................................               7,539            7,539
   Convertible Debentures ...........................................             346,047          237,499
   Convertible Debenture - Related Party.............................              13,810            9,562
   Unearned Revenue..................................................           1,334,353        1,585,556
                                                                             ------------      -----------

   Total Current Liabilities.........................................           2,353,327        2,863,092
                                                                             ------------      -----------

Long-Term Liabilities:
   Deferred Charges..................................................             155,010          151,241
   Convertible Debentures............................................           1,745,046        1,853,594
   Convertible Debenture - Related Party.............................              69,641           73,889
                                                                             ------------      -----------

   Total Long-Term Liabilities.......................................           1,969,697        2,078,724
                                                                             ------------      -----------

   Total Liabilities.................................................           4,323,024        4,941,816
                                                                             ------------      -----------

Commitments and Contingencies........................................                  --               --
                                                                             ------------      -----------

Stockholders' (Deficit) Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     19,059,823 and 19,059,823 Shares Issued and 16,559,823
     and 16,559,823 Shares Outstanding, Respectively.................             190,598          190,598

Capital In Excess Of Par Value.......................................          26,512,155       26,499,240

Accumulated Deficit..................................................         (26,855,728)     (26,251,722)

Treasury Stock - At Cost - 2,500,000 Shares..........................            (703,000)        (703,000)
                                                                             ------------      -----------

Total Stockholders' (Deficit) Equity.................................            (855,975)        (264,884)
                                                                             ------------      -----------

Total Liabilities and Stockholders' (Deficit) Equity.................        $  3,467,049      $ 4,676,932
                                                                             ============      ===========


   The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                      -----------------------------    -----------------------------
                                                          2006             2005            2006              2005
                                                      ------------    ------------     ------------     ------------
REVENUES:
     Licenses....................................     $    151,893    $    132,700     $    400,122     $    699,088
     Maintenance.................................          834,123         943,726        1,677,817        1,940,751
     Professional Services.......................          335,713         311,031          666,776          610,256
     Applications Service Provider ("ASP")
        Services.................................          316,185         325,500          632,370          549,750
                                                      ------------    ------------     ------------     ------------
     TOTAL REVENUES..............................        1,637,914       1,712,957        3,377,085        3,799,845
                                                      ------------    ------------     ------------     ------------
COST OF REVENUES:
     Licenses....................................          306,225         364,320          620,935          800,674
     Maintenance.................................          747,852         757,167        1,498,284        1,458,934
     Professional Services.......................          135,634         116,371          266,427          235,342
     ASP Services................................           97,732          33,158          187,820           64,005
                                                      ------------    ------------     ------------     ------------
     TOTAL COST OF REVENUES......................        1,287,443       1,271,016        2,573,466        2,558,955
                                                      ------------    ------------     ------------     ------------
     DIRECT MARGIN...............................          350,471         441,941          803,619        1,240,890
                                                      ------------    ------------     ------------     ------------
OPERATING EXPENSES:
     Sales and Marketing.........................          235,548         359,889          471,764          672,483
     General and Administrative..................          291,350         317,609          579,588          627,412
     Research and Development....................           93,247         208,617          268,220          408,494
                                                      ------------    ------------     ------------     ------------
     TOTAL OPERATING EXPENSES....................          620,145         886,115        1,319,572        1,708,389
                                                      ------------    ------------     ------------     ------------
     OPERATING INCOME (LOSS).....................         (269,674)       (444,174)        (515,953)        (467,499)
                                                      ------------    ------------     ------------     ------------
OTHER INCOME (EXPENSE):
     Interest Expense............................          (42,766)        (46,220)        (85,074)          (92,491)
     Interest Expense - Related Party............           (1,665)         (1,842)         (3,311)           (3,904)
     Interest Income.............................                4           5,447                8            7,766
     Other Income................................               81              --              324           34,666
                                                      ------------    ------------     ------------     ------------
     TOTAL OTHER INCOME (EXPENSE)................          (44,346)        (42,615)         (88,053)         (53,963)
                                                      ------------    ------------     ------------     ------------
     INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT).         (314,020)       (486,789)        (604,006)        (521,462)
                                                      ------------    ------------     ------------     ------------
INCOME TAXES (BENEFIT)...........................               --              --               --               --
                                                      ------------    ------------     ------------     ------------
NET INCOME (LOSS)................................     $   (314,020)    $  (486,789)    $   (604,006)    $   (521,462)
                                                      ============    ============     ============     ============
BASIC EARNINGS (LOSS) PER COMMON SHARE...........     $      (0.02)    $     (0.03)    $      (0.04)    $      (0.03)
                                                      ============    ============     ============     ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE.........     $      (0.02)    $     (0.03)    $      (0.04)    $      (0.03)
                                                      ============    ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR BASIC EARNINGS (LOSS) PER
     COMMON SHARE................................       16,560,000    $ 15,999,000       16,560,000       15,879,000
                                                      ============    ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR DILUTED EARNINGS (LOSS) PER
     COMMON SHARE................................       16,560,000      15,999,000       16,560,000       15,879,000
                                                      ============    ============     ============     ============


   The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                              --------------------------------
                                                                                    2006              2005
                                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)...........................................................    $    (604,006)    $    (521,462)
     Adjustments to Reconcile Net Income (Loss) to
        Net Cash Provided From (Used For) Operating Activities:
            Depreciation..................................................           31,869            59,001
            Amortization of Capitalized Software..........................          540,046           493,967
            Amortization of Deferred Financing Costs......................           17,236            17,237
            Non-cash Stock-Based Compensation.............................           12,915                --
     Changes in Assets and Liabilities:
        (Increase) Decrease in:
            Accounts Receivable...........................................        1,222,752         2,643,733
            Prepaid Expenses..............................................          110,234           (29,382)
            Other Assets..................................................              590           (50,539)
        Increase (Decrease) in:
            Accounts Payable..............................................         (155,607)         (302,279)
            Taxes Payable.................................................               --           (48,905)
            Accrued Liabilities...........................................         (215,751)         (532,437)
            Deferred Charges..............................................            3,769                --
            Unearned Revenue..............................................         (251,203)         (543,942)
                                                                              -------------     -------------
     Net Cash Provided From (Used For) Operating Activities...............          712,844         1,184,992
                                                                              -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures.................................................          (10,584)         (206,075)
     Capitalized Software Expenditures....................................         (392,105)         (369,589)
                                                                              -------------     -------------
     Net Cash Provided From (Used For) Investing Activities...............         (402,689)         (575,664)
                                                                              -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Exercise of Stock Options..............................               --            21,260
                                                                              -------------     -------------
     Net Cash Provided From Financing Activities..........................               --            21,260
                                                                              -------------     -------------
CHANGE IN CASH AND CASH EQUIVALENTS.......................................          310,155           630,588
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...........................          296,159           143,624
                                                                              -------------     -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD.................................    $     606,314     $     774,212
                                                                              =============     =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID DURING THE PERIODS FOR:
       Interest...........................................................    $      85,074     $      92,491
       Interest - Related Party...........................................            3,311             3,904
       Income Taxes.......................................................               --            50,000


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

         In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of June 30, 2006, and the results of their operations for the three and six month periods ended June 30, 2006 and 2005, and their cash flows for the six month periods ended June 30, 2006 and 2005. Such adjustments are of a normal and recurring nature. The results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year.

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

         As of June 30, 2006, we were not in compliance with the financial covenants of the convertible loan agreements, and as of such date, we received limited waivers under which the holders of our debentures waived such non-compliance.

         At December 31, 2005, principal payments due on the convertible debentures were as follows:

              2006......................................    $   247,061
              2007......................................        218,991
              2008......................................      1,240,210
              2009......................................        468,282
              2010......................................             --
                                                           ------------
                       TOTAL............................   $  2,174,544
                                                           ============

         In July 2006, the holders of the 2008 Debentures and 2009 Debentures converted an aggregate of $127,254 in principal of such debentures into a total of 424,181 shares of our common stock at the conversion price of $0.30 per share.


[3] EARNINGS PER SHARE DISCLOSURES

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:


                                                                         FOR THE THREE MONTHS ENDED
                                                                               JUNE 30, 2006
                                                           ----------------------------------------------------
                                                               INCOME              SHARES            PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                           ------------        -------------       ------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................      $  (314,020)          16,559,823        $    (0.02)
Interest Reversal Convertible Debentures
  (Net of Tax).......................................               --                   --                --
Effect of Dilutive Securities:
  Exercise of Options................................               --                   --                --
  Exercise of Warrants...............................               --                   --                --
  Conversion of Convertible Debentures...............               --                   --                --
                                                           -----------          -----------        ----------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................      $  (314,020)          16,559,823        $    (0.02)
                                                           ===========          ===========        ==========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          FOR THE SIX MONTHS ENDED
                                                                               JUNE 30, 2006
                                                           ---------------------------------------------------
                                                               INCOME              SHARES            PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                           ------------        -------------       ------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................      $  (604,006)          16,559,823        $    (0.04)
Interest Reversal Convertible Debentures
  (Net of Tax).......................................               --                   --                --
Effect of Dilutive Securities:
  Exercise of Options................................               --                   --                --
  Exercise of Warrants...............................               --                   --                --
  Conversion of Convertible Debentures...............               --                   --                --
                                                           -----------         ------------        ----------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................      $  (604,006)          16,559,823        $    (0.04)
                                                           ===========         ============        ==========

         The Company's options and warrants were not included in the computation of EPS for the periods ended June 30, 2006 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the periods ended June 30, 2006 because it would be antidilutive.


                                                                         FOR THE THREE MONTHS ENDED
                                                                               JUNE 30, 2005
                                                           ---------------------------------------------------
                                                               INCOME              SHARES            PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                           ------------        -------------       ------------
Basic EPS:
 (Loss) Available to Common
   Stockholders......................................      $  (486,789)          15,999,254        $    (0.03)
Interest Reversal Convertible Debentures
  (Net of Tax).......................................               --                   --                --
Effect of Dilutive Securities:
  Exercise of Options................................               --                   --                --
  Exercise of Warrants...............................               --                   --                --
  Conversion of Convertible Debentures...............               --                   --                --
                                                           -----------         ------------        ----------
Diluted EPS:
 (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................      $  (486,789)          15,999,254        $    (0.03)
                                                           ===========         ============        ==========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          FOR THE SIX MONTHS ENDED
                                                                               JUNE 30, 2005
                                                           ----------------------------------------------------
                                                              INCOME              SHARES            PER SHARE
                                                            (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                           ------------        -------------       ------------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................      $   (521,462)         15,878,634        $    (0.03)
 Interest Reversal Convertible Debentures
   (Net of Tax)......................................                --                  --                --
Effect of Dilutive Securities:
  Exercise of Options................................                --                  --                --
  Exercise of Warrants...............................                --                  --                --
  Conversion of Convertible Debentures...............                --                  --                --
                                                           ------------        ------------        ----------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................      $   (521,462)         15,878,634        $    (0.03)
                                                           ============        ============        ==========

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

         We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, our consolidated financial statements as of June 30, 2005 and for the three and six months then ended have not been restated to reflect the impact of SFAS 123R. In the three and six months ended June 30, 2006, we recognized $3,000 of stock-based compensation expense in our consolidated financial statements. We recognized expense because we had (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006 and (b) stock options granted subsequent to January 1, 2006.

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

         In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees as consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At June 30, 2006, 4,990,000 shares were available for grant under the 2005 Plan.

         In November 1994, we adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees. The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000. Each non-employee director who is serving on a "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004 and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At June 30, 2006, 750,000 shares were available for grant under the 1994 Stock Option Plan for Independent Directors.

         A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

                                                                            WEIGHTED-AVERAGE
                                                         EXERCISE PRICE         REMAINING        WEIGHTED-AVERAGE
                                             SHARES        PER SHARE        CONTRACTUAL LIFE      EXERCISE PRICE
                                           ----------    --------------     ----------------     ----------------

Balance, December 31, 2005.........         2,770,500     $  .23 - 4.00         1.7 years           $     .78
    Granted........................            10,000               .36         4.8 years                 .36
    Exercised......................                --                --                                    --
    Canceled.......................           (11,000)       .27 -  .53                                   .29
    Expired........................          (831,500)       .31 - 4.00                                   .36
Balance, June 30, 2006.............         1,938,000     $  .23 - 2.00         1.9 years           $     .95

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                               THREE MONTHS
                                                           ENDED JUNE 30, 2006
                                                         -----------------------
         Risk-Free Interest Rate........................         3.90%
         Expected Life..................................         3.0 Years
         Expected Volatility............................         79%
         Expected Dividends.............................         None

We applied the provisions of APB 25 to determine our stock-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of SFAS 123 to our stock-based compensation plans during the three and six months ended June 30, 2005:

                                                                     THREE MONTHS             SIX MONTHS
                                                                 ENDED JUNE 30, 2005     ENDED JUNE 30, 2005
                                                                 -------------------     -------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
          Net (Loss) as Reported..............................          $       (487)           $       (521)
          Deduct:  Amount by which stock-based employee
                   compensation as determined under fair
                   value based method for all awards exceeds
                   the compensation as determined under the
                   intrinsic value method.....................          $        (25)           $        (51)
          Pro Forma Net (Loss)................................          $       (512)           $       (572)
          Basic Earnings (Loss) Per Share as Reported.........          $      (0.03)           $      (0.03)
          Pro Forma Basic Earnings (Loss) Per Share...........          $      (0.03)           $      (0.04)
          Diluted Earnings (Loss) Per Share as Reported.......          $      (0.03)           $      (0.03)
          Pro Forma Diluted Earnings (Loss) Per Share.........          $      (0.03)           $      (0.04)

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

         We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services. Total revenue for the three and six months ended June 30, 2006 decreased to $1,638,000 and $3,377,000 from $1,713,000 and $3,800,000, respectively, for the three and six months ended June 30, 2005, mainly due to a decrease in license and maintenance revenue, which was partially offset by an increase in professional services and ASP revenue.

         The following is an overview of the key components of our revenue and other important financial data for the three and six months ended June 30, 2006:

         SOFTWARE LICENSES. Our license revenue in the three and six months ended June 30, 2006 of $152,000 and $400,000, respectively, was from existing customers who chose to renew, add onto or extend their use of our software. For the three and six months ended June 30, 2005, we generated $133,000 and $699,000, respectively, in license revenue. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

         MAINTENANCE. Maintenance revenue was $834,000 and $1,678,000, respectively, in the three and six months ended June 30, 2006 compared to $944,000 and $1,941,000, respectively, in the same periods in 2005. The decrease was mainly due to the non-renewal of existing customers. Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

         PROFESSIONAL SERVICES. The increase in professional services revenue, from $311,000 and $610,000, respectively, in the three and six months ended June 30, 2005 to $336,000 and $667,000, respectively, in the same periods of 2006, was a result of increased demand for new software capabilities and customizations from our current customer base.

         ASP SERVICES. ASP services revenue was $316,000 and $632,000, respectively, in the first three and six months of 2006 compared to $325,000 and $550,000, respectively, in the same periods in 2005, due to an expanded and extended contractual relationship with a large customer.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

         INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES. Income (loss) before provision for income taxes was $(314,000) and $(604,000), respectively, in the three and six months ended June 30, 2006 compared to $(487,000) and $(521,000), respectively, in the same periods of 2005 primarily due to a reduction in license and maintenance revenue.

         NET INCOME (LOSS). Net income (loss) for the three and six months ended June 30, 2006 decreased to $(314,000) and $(604,000), respectively, from $(487,000) and $(521,000), respectively, in the same periods of 2005 as a result of a reduction in license and maintenance revenue.

         CASH FLOW. We generated $713,000 in positive cash flow from operations in the first six months of 2006 and ended the period with $606,000 in cash and cash equivalents and $581,000 in accounts receivable.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

                                                          THREE MONTHS                    SIX MONTHS
                                                         ENDED JUNE 30,                 ENDED JUNE 30,
                                                    -------------------------     -------------------------
                                                       2006           2005           2006           2005
                                                    ----------     ----------     ----------     ----------
REVENUES:
         License                                         9.3%           7.7%           11.9%          18.4%
         Maintenance                                    50.9           55.1            49.7           51.1
         Professional Services                          20.5           18.2            19.7           16.0
         Applications Service Provider ("ASP")
   Services                                             19.3           19.0            18.7           14.5
                                                    ----------     ----------     ----------     ----------
         TOTAL REVENUES                                100.0          100.0           100.0          100.0
                                                    ----------     ----------     ----------     ----------

COST OF REVENUES:
         License                                        18.7           21.3            18.4           21.0
         Maintenance                                    45.6           44.2            44.4           38.4
         Professional Services                           8.3            6.8             7.9            6.2
         ASP Services                                    6.0            1.9             5.5            1.7
                                                    ----------     ----------     ----------     ----------
         TOTAL COST OF REVENUES                         78.6           74.2            76.2           67.3
                                                    ----------     ----------     ----------     ----------
         DIRECT MARGIN                                  21.4           25.8            23.8           32.7
                                                    ----------     ----------     ----------     ----------

OPERATING EXPENSES:
         Sales and Marketing                            14.4           21.0            14.0           17.7
         General and Administrative                     17.8           18.5            17.2           16.6
         Research and Development                        5.7           12.2             7.9           10.7
                                                    ----------     ----------     ----------     ----------
         TOTAL OPERATING EXPENSES                       37.9           51.7            39.1           45.0
                                                    ----------     ----------     ----------     ----------
         OPERATING INCOME (LOSS)                       (16.5)         (25.9)          (15.3)         (12.3)
                                                    ----------     ----------     ----------     ----------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

 OTHER EXPENSE (INCOME):
         Interest Expense                                2.7            2.8             2.6            2.5
         Interest Income                                  --           (0.3)             --           (0.2)
         Other Income                                     --             --              --           (0.9)
                                                    ----------     ----------      ----------     ----------
         TOTAL OTHER EXPENSE (INCOME)                    2.7            2.5             2.6            1.4
                                                    ----------     ----------      ----------     ----------
         INCOME (LOSS) BEFORE INCOME TAXES             (19.2)         (28.4)          (17.9)         (13.7)
                                                    ----------     ----------      ----------     ----------

INCOME TAXES (BENEFIT)                                    --             --              --             --
                                                    ----------     ----------      ----------     ----------

NET INCOME (LOSS)                                      (19.2)%        (28.4)%         (17.9)%        (13.7)%
                                                    ----------     ----------      ----------     ----------


THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2005

         Total revenues for the three months ended June 30, 2006 were $1,638,000 compared to $1,713,000 for the same period in 2005. License fees were $152,000 for the three months ended June 30, 2006 compared to $133,000 in the same period in 2005 as a result of no new customer sales and sales to existing customers in 2006. For the three months ended June 30, 2006, maintenance revenues were $834,000 compared to $944,000 in the same period of the prior year primarily due in part to the non-renewal of a few customers. For the three months ended June 30, 2006, ASP revenues were $316,000 compared to $325,000 in the same period for the prior year, due to an expanded and extended contractual relationship with a very large customer. Professional services revenue contributed $336,000 in the three months ended June 30, 2006 compared to $311,000 in the second quarter of 2005, as a result of increased demand for new software capabilities and customizations from our current customer base.

         For the six months ended June 30, 2006, total revenues were $3,377,000 compared to $3,800,000 in the same period of the prior year.

         Cost of sales remained relatively constant at $1,287,000 and $2,573,000, respectively, for the three and six months ended June 30, 2006 compared to $1,271,000 and $2,559,000 for the same periods in 2005. Non-cash capitalized software amortization was $276,000 and $540,000, respectively, for the three and six months ended June 30, 2006 as compared to $246,000 and $494,000 for the same periods in 2005. We capitalized $240,000 and $392,000, respectively, of software development costs in the first three and six months of 2006 as compared to $188,000 and $370,000, respectively, in the same periods in 2005.

         Research and development expenses decreased to $93,000 and $268,000, respectively, for the three and six months ended June 30, 2006 as compared to $209,000 and $408,000, respectively, for the same periods in 2005, primarily as a result of our efforts to streamline research and development projects and shift resources to capitalizable software development projects. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

         Sales and marketing expenses were $236,000 and $472,000, respectively, for the three and six months ended June 30, 2006 as compared to $360,000 and $672,000, respectively, in the same periods of 2005. This decrease in 2006 was primarily due to a reduction in our marketing and sales headcount in the later part of 2005, resulting in a decrease in personnel-related costs.

         General and administrative expenses were $291,000 and $580,000, respectively, in the three and six months ended June 30, 2006 as compared to $318,000 and $627,000, respectively, in the same periods in 2005. This decrease in 2006 was mainly due to the resignation in the second quarter of 2005 of our in-house counsel and other cost savings.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

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

         At June 30, 2006, we had cash and cash equivalents of $606,000 compared to cash and cash equivalents of $774,000 at June 30, 2005. The decrease in cash and cash equivalents is primarily attributable to the decrease in license sales and maintenance revenues.

         CASH FLOWS

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

         At June 30, 2006, we had working capital (deficit) of approximately $(750,000) compared to a working capital of approximately $316,000 at June 30, 2005. This decrease in our working capital resulted primarily from a decrease in license and maintenance revenues. For the six months ended June 30, 2006, net cash provided from (used for) operating activities totaled approximately $713,000 compared to approximately $1,185,000 for the six months ended June 30, 2005. In 2006, cash flow from operating activities represented the Company's principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

         The Company had a significant increase in its accounts receivable in 2005 due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

         For the six months ended June 30, 2006, net cash used for investing activities was approximately $(403,000) compared to approximately $(576,000) for the six months ended June 30, 2005. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. For the six months ended June 30, 2006, net cash provided from financing activities was approximately $0 compared to approximately $21,000 for the six months ended June 30, 2005. The cash provided from financing activities in 2005 consisted of proceeds from the exercise of stock options.

         FUNDING REQUIREMENTS

         Our primary uses of cash are for personnel-related expenditures, facilities and technology costs.

         We do not anticipate any large capital expenditures that will require us to seek new sources of capital. We lease computer equipment for terms of three years in order to have the latest available technology to serve our customers and develop new products.

         We have been required to pay, since July 1, 2004 and July 1, 2005, respectively, monthly principal installments in the amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of the 2008 Debentures and 2009 Debentures, and at maturity we will be required to pay the remaining unpaid principal amount.

         In 2004, the holders of the 2008 Debentures elected to convert an aggregate of $105,335 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. In 2005, the holders of the 2008 Debentures elected to convert an aggregate of $220,121 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. At June 30, 2006, the 2008 Debentures and 2009 Debentures had an aggregate outstanding principal amount of $2,174,544. In July 2006, the holders of the 2008 Debentures and 2009 Debentures elected to convert an aggregate of $127,254 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. After giving effect to this July 2006 conversion, the 2008 Debentures and 2009 Debentures had an aggregate outstanding principal amount of $2,047,290.

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

         Our future liquidity and capital resource requirements will depend on many factors, including but not limited to the following trends and uncertainties we face:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


         o  Our ability to generate cash is subject to general economic, financial, competitive and other factors beyond our control.
         o  Our need to invest resources in product development in order to continue to enhance our current product, develop new products, attract and retain customers and keep pace with competitive product introductions and technological developments.
         o We experience intense competition in our industry and continuing technological changes.
         o Insurance companies typically are slow in making decisions and have numerous bureaucratic and institutional obstacles, which can make our efforts to attain new customers difficult.
         o We compete with a number of larger companies who have greater resources than those of ours. We compete on the basis of insurance knowledge, products, services, price, technological advances and system functionality and performance.
         o Our operations continue to depend upon the continuing business of our existing customers and our ability to attract new customers.
         o A decline in software spending in the insurance industry could result in a decrease in our revenue.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

         The preparation of financial documents in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates. On an on-going basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts and determining the recoverability of our long-lived assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from the amounts estimated and recorded in our financial statements.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The conversion in July 2006 of an aggregate of $127,254 in principal of our 2008 Debentures and 2009 Debentures (representing the conversion of principal for the months of January 2006 through June 2006) resulted in the issuance of a total of 424,181 shares of our common stock to the holders of such debentures. No cash proceeds were received by us in connection with this partial conversion of the 2008 Debentures and 2009 Debentures. The shares of our common stock issued upon the conversion of the debentures were issued exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933 as an exchange of securities by an issuer with its existing security holders where no commission or other renumeration was paid or given directly or indirectly for soliciting such exchange.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of our Stockholders was held on June 7, 2006. At that meeting, our stockholders elected two directors, John W. Roblin and Robert
A. Marshall, to serve for a term of three years and until their successors are duly elected and qualified. In addition, the stockholders approved the ratification of the appointment of Moore Stephens, P.C., as independent auditors for the fiscal year ending December 31, 2006.

The results of the voting are as follows:

Proposal 1 - Election of Directors

             Director                     Votes For             Votes Withheld
             --------                     ---------             --------------

             John W. Roblin               11,867,948                133,180
             Robert A. Marshall           11,874,249                126,879

Proposal 2 - Ratification of Appointment of Independent Auditors

             Votes For                   Votes Against          Votes Withheld
             ---------                   -------------          --------------

             11,876,577                     102,276                 22,275

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------





ITEM 6.    EXHIBITS.

     EXHIBIT
       NO.                             DESCRIPTION


    10(i)(20)    Limited Waiver to Convertible Loan Agreements, dated as of
                 June 30, 2006, by Renaissance US Growth Investment Trust PLC
                 (formerly known as Renaissance US Growth & Income Trust PLC) and BFS US Special Opportunities Trust PLC.

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


                                                          COVER-ALL TECHNOLOGIES INC.


Date:  August 14, 2006                                    By: /s/ John W. Roblin
                                                              John W. Roblin
                                                              ---------------------------------------------------
                                                              Chairman of the Board of Directors,
                                                              President and Chief Executive Officer



Date:  August 14, 2006                                    By: /s/ Ann F. Massey
                                                              ---------------------------------------------------
                                                              Ann F. Massey, Chief Financial Officer
