Form 10-Q
period 2006-09-30
COVER ALL TECHNOLOGIES INC
filed 2006-11-14
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at November 1, 2006
--------------------------------------        ----------------------------------
Common Stock, $.01 par value per share                  16,984,004 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006
--------------------------------------------------------------------------------


PART I:   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2006 (Unaudited)
          and December 31, 2005 (Audited).................................... 3

          Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (Unaudited)............... 5

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2006 and 2005 (Unaudited)............... 6

          Notes to Consolidated Financial Statements (Unaudited)............. 7

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 13

ITEM 3.   Qualitative and Quantitative Disclosures
          About Market Risk.................................................. 20

ITEM 4.   Controls and Procedures............................................ 20

PART II:  OTHER INFORMATION

ITEM 1A.  Risk Factors....................................................... 22

ITEM 6.   Exhibits........................................................... 22

SIGNATURES................................................................... 23


                               . . . . . . . . . .

PART I:    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2006           2005
                                                                -----------     -----------
                                                                 (UNAUDITED)    (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents ...............................    $   253,952     $   296,159
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 in 2006 and 2005) .........................        560,924       1,803,333
   Prepaid Expenses ........................................        431,460         526,311
                                                                -----------     -----------
   Total Current Assets ....................................      1,246,336       2,625,803
                                                                -----------     -----------
Property and Equipment - At Cost:
   Furniture, Fixtures and Equipment .......................        448,011         431,077
   Less:  Accumulated Depreciation .........................       (235,816)       (188,154)
                                                                -----------     -----------
   Property and Equipment - Net ............................        212,195         242,923
                                                                -----------     -----------
Capitalized Software (Less Accumulated Amortization of
   $9,023,065 and $8,186,661, respectively) ................      1,430,518       1,602,836
                                                                -----------     -----------
Deferred Financing Costs (Net of Accumulated Amortization of
   $171,946 and $146,092, respectively) ....................         69,365          95,219
                                                                -----------     -----------
Other Assets ...............................................        110,151         110,151
                                                                -----------     -----------
   Total Assets ............................................    $ 3,068,565     $ 4,676,932
                                                                ===========     ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                      2006             2005
                                                                  ------------     ------------
                                                                   (UNAUDITED)       (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable ..........................................    $    347,957     $    538,889
   Accrued Liabilities .......................................         390,686          484,047
   Deferred Charges ..........................................           7,539            7,539
   Convertible Debentures ....................................         276,189          237,499
   Convertible Debenture - Related Party .....................          10,312            9,562
   Unearned Revenue ..........................................       1,186,442        1,585,556
                                                                  ------------     ------------
   Total Current Liabilities .................................       2,219,125        2,863,092
                                                                  ------------     ------------
Long-Term Liabilities:
   Deferred Charges ..........................................         156,311          151,241
   Convertible Debentures ....................................       1,693,216        1,853,594
   Convertible Debenture - Related Party .....................          67,573           73,889
                                                                  ------------     ------------
   Total Long-Term Liabilities ...............................       1,917,100        2,078,724
                                                                  ------------     ------------
   Total Liabilities .........................................       4,136,225        4,941,816
                                                                  ------------     ------------
Commitments and Contingencies ................................              --               --
                                                                  ------------     ------------
Stockholders' (Deficit) Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     19,484,004 and 19,059,823 Shares Issued and 16,984,004
     and 16,559,823 Shares Outstanding, Respectively .........         194,840          190,598

Capital In Excess Of Par Value ...............................      26,649,657       26,499,240

Accumulated Deficit ..........................................     (27,209,157)     (26,251,722)

Treasury Stock - At Cost - 2,500,000 Shares ..................        (703,000)        (703,000)
                                                                  ------------     ------------
Total Stockholders' (Deficit) Equity .........................      (1,067,660)        (264,884)
                                                                  ------------     ------------
Total Liabilities and Stockholders' (Deficit) Equity .........    $  3,068,565     $  4,676,932
                                                                  ============     ============


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                       ---------------------------       ---------------------------
                                                          2006             2005             2006             2005
                                                       ----------       ----------       ----------       ----------
REVENUES:
     Licenses ...................................    $    179,116     $    150,866     $    579,238     $    849,954
     Maintenance ................................         891,145          901,033        2,568,962        2,841,784
     Professional Services ......................         231,825          245,902          898,601          856,158
     Applications Service Provider ("ASP")
        Services ................................         316,185          340,500          948,555          890,250
                                                       ----------       ----------       ----------       ----------
     TOTAL REVENUES .............................       1,618,271        1,638,301        4,995,356        5,438,146
                                                       ----------       ----------       ----------       ----------
COST OF REVENUES:
     Licenses ...................................         309,574          348,772          930,509        1,149,446
     Maintenance ................................         756,030          710,681        2,254,314        2,169,615
     Professional Services ......................         137,117          129,930          403,544          365,272
     ASP Services ...............................          98,801           52,990          286,621          116,995
                                                       ----------       ----------       ----------       ----------
     TOTAL COST OF REVENUES .....................       1,301,522        1,242,373        3,874,988        3,801,328
                                                       ----------       ----------       ----------       ----------
     DIRECT MARGIN ..............................         316,749          395,928        1,120,368        1,636,818
                                                       ----------       ----------       ----------       ----------
OPERATING EXPENSES:
     Sales and Marketing ........................         238,124          317,163          709,888          989,646
     General and Administrative .................         294,536          320,989          874,124          948,401
     Research and Development ...................          94,266          229,962          362,486          638,456
                                                       ----------       ----------       ----------       ----------
     TOTAL OPERATING EXPENSES ...................         626,926          868,114        1,946,498        2,576,503
                                                       ----------       ----------       ----------       ----------
     OPERATING INCOME (LOSS) ....................        (310,177)        (472,186)        (826,130)        (939,685)
                                                       ----------       ----------       ----------       ----------
OTHER INCOME (EXPENSE):
     Interest Expense ...........................         (42,979)         (45,447)        (128,053)        (137,938)
     Interest Expense - Related Party ...........          (1,617)          (1,787)          (4,928)          (5,691)
     Interest Income ............................               4            2,113               12            9,879
     Other Income ...............................           1,340               --            1,664           34,666
                                                       ----------       ----------       ----------       ----------
     TOTAL OTHER INCOME (EXPENSE) ...............         (43,252)         (45,121)        (131,305)         (99,084)
                                                       ----------       ----------       ----------       ----------
     INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)         (355,429)        (517,307)        (957,435)      (1,038,769)
                                                       ----------       ----------       ----------       ----------
INCOME TAXES (BENEFIT) ..........................              --               --               --               --
                                                       ----------       ----------       ----------       ----------
NET INCOME (LOSS) ...............................    $   (353,429)    $   (517,307)    $   (957,435)    $ (1,038,769)
                                                       ==========       ==========       ==========       ==========
BASIC EARNINGS (LOSS) PER COMMON SHARE ..........    $      (0.02)    $      (0.03)    $      (0.06)    $      (0.06)
                                                       ==========       ==========       ==========       ==========
DILUTED EARNINGS (LOSS) PER COMMON SHARE ........    $      (0.02)    $      (0.03)    $      (0.06)    $      (0.06)
                                                       ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR BASIC EARNINGS (LOSS) PER
     COMMON SHARE ...............................      16,079,000       16,240,000       16,398,000       16,000,000
                                                       ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR DILUTED EARNINGS (LOSS) PER
     COMMON SHARE ...............................      16,079,000       16,240,000       16,398,000       16,000,000
                                                       ==========       ==========       ==========       ==========

 The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     -------------------------
                                                                       2006            2005
                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net(Loss) ...............................................     $  (957,435)    $(1,038,769)
     Adjustments to Reconcile Net Income (Loss) to
        Net Cash Provided From (Used For) Operating Activities:
            Depreciation ......................................         47,662          77,766
            Amortization of Capitalized Software ..............        836,404         732,698
            Amortization of Deferred Financing Costs ..........         25,854          25,855
            Noncash Stock-Based Compensation ..................         27,405              --
     Changes in Assets and Liabilities:
        (Increase) Decrease in:
            Accounts Receivable ...............................      1,242,409       2,412,733
            Prepaid Expenses ..................................         94,851        (127,527)
            Other Assets ......................................             --         (51,092)
        Increase (Decrease) in:
            Accounts Payable ..................................       (190,932)       (268,691)
            Taxes Payable .....................................             --         (48,905)
            Accrued Liabilities ...............................        (93,361)       (434,601)
            Deferred Charges ..................................          5,070         126,019
            Unearned Revenue ..................................       (399,114)       (597,512)
                                                                     ---------       ---------
     Net Cash Provided From (Used For) Operating Activities ...        638,813         807,974
                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures .....................................        (16,934)       (209,403)
     Capitalized Software Expenditures ........................       (664,086)       (518,032)
                                                                     ---------       ---------
     Net Cash Provided From (Used For) Investing Activities ...       (681,020)       (727,435)
                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Exercise of Stock Options ..................             --          21,260
                                                                     ---------       ---------
     Net Cash Provided From Financing Activities ..............             --          21,260
                                                                     ---------       ---------
CHANGE IN CASH AND CASH EQUIVALENTS ...........................        (42,207)        101,799
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ...............        296,159         143,624
                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD .....................    $   253,952     $   245,423
                                                                     =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID DURING THE PERIODS FOR:
       Interest ...............................................    $   128,053         137,938
       Interest - Related Party ...............................          4,928           5,691
       Income Taxes ...........................................             --              --


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

        In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of September 30, 2006, and the results of their operations for the three and nine month periods ended September 30, 2006 and 2005, and their cash flows for the nine month periods ended September 30, 2006 and 2005. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year.

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

        As of September 30, 2006, we were not in compliance with the financial covenants of the convertible loan agreements, and as of such date, we received limited waivers under which the holders of our debentures waived such non-compliance.

        At September 30, 2006, principal payments due on the convertible debentures were as follows:

           2006..................................................   $   286,501
           2007..................................................     1,278,172
           2008..................................................       482,617
           2009..................................................            --
           2010..................................................            --
                                                                   ------------
                    TOTAL........................................  $  2,047,290
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


[3] EARNINGS PER SHARE DISCLOSURES

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                         FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30, 2006
                                                           --------------------------------------------------
                                                             INCOME               SHARES           PER SHARE
                                                           (NUMERATOR)         (DENOMINATOR)         AMOUNT
                                                           -----------           ----------        ----------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................      $  (353,429)          16,079,491        $    (0.02)
Interest Reversal Convertible Debentures
  (Net of Tax).......................................               --                   --                --
Effect of Dilutive Securities:
  Exercise of Options................................               --                   --                --
  Exercise of Warrants...............................               --                   --                --
  Conversion of Convertible Debentures...............               --                   --                --
                                                           -----------           ----------        ----------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................      $  (353,429)          16,079,491        $    (0.02)
                                                           ===========           ==========        ==========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2006
                                                           --------------------------------------------------
                                                             INCOME                SHARES          PER SHARE
                                                           (NUMERATOR)          (DENOMINATOR)        AMOUNT
                                                           -----------           ----------        ----------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................      $  (957,435)          16,397,953        $    (0.06)
Interest Reversal Convertible Debentures
  (Net of Tax).......................................               --                   --                --
Effect of Dilutive Securities:
  Exercise of Options................................               --                   --                --
  Exercise of Warrants...............................               --                   --                --
  Conversion of Convertible Debentures...............               --                   --                --
                                                           -----------           ----------        ----------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................      $  (957,435)          16,397,953        $    (0.06)
                                                           ===========           ==========        ==========


        The Company's options and warrants were not included in the computation of EPS for the periods ended September 30, 2006 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the periods ended September 30, 2006 because it would be antidilutive.


                                                                         FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30, 2005
                                                           --------------------------------------------------
                                                             INCOME                SHARES           PER SHARE
                                                           (NUMERATOR)          (DENOMINATOR)        AMOUNT
                                                           -----------           ----------        ----------
Basic EPS:
 (Loss) Available to Common
  Stockholders.......................................      $  (517,307)          16,239,917        $    (0.03)
Interest Reversal Convertible Debentures
  (Net of Tax).......................................               --                   --                --
Effect of Dilutive Securities:
  Exercise of Options................................               --                   --                --
  Exercise of Warrants...............................               --                   --                --
  Conversion of Convertible Debentures...............               --                   --                --
                                                           -----------           ----------        ----------
Diluted EPS:
 (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................      $ (517,307)           16,239,917        $    (0.03)
                                                           ===========           ==========        ==========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2005
                                                           --------------------------------------------------
                                                             INCOME                SHARES           PER SHARE
                                                           (NUMERATOR)          (DENOMINATOR)        AMOUNT
                                                           -----------           ----------        ----------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders......................................      $(1,038,769)          16,000,385        $    (0.06)
 Interest Reversal Convertible Debentures
   (Net of Tax)......................................               --                   --                --
Effect of Dilutive Securities:
  Exercise of Options................................               --                   --                --
  Exercise of Warrants...............................               --                   --                --
  Conversion of Convertible Debentures...............               --                   --                --
                                                           -----------           ----------        ----------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions.........................      $(1,038,769)          16,000,385        $    (0.06)
                                                           ===========           ==========        ===========

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

        We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, our consolidated financial statements as of September 30, 2005 and for the three and nine months then ended have not been restated to reflect the impact of SFAS 123R. In the three and nine months ended September 30, 2006, we recognized $4,600 and $7,600, respectively, of stock-based compensation expense in our consolidated financial statements. We recognized expense because we had (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006 and (b) stock options granted subsequent to January 1, 2006.

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

        In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees as consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At September 30, 2006, 4,780,000 shares were available for grant under the 2005 Plan.

        In November 1994, we adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees. The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000. Each non-employee director who is serving on a "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004 and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At September 30, 2006, 750,000 shares were available for grant under the 1994 Stock Option Plan for Independent Directors.

        A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

                                                                                 WEIGHTED-AVERAGE
                                                                EXERCISE PRICE        REMAINING     WEIGHTED-AVERAGE
                                               SHARES             PER SHARE       CONTRACTUAL LIFE   EXERCISE PRICE
                                              ---------        ---------------    ----------------   ---------------
Balance, December 31, 2005...........         2,770,500        $   .23 - 4.00         1.7 years        $     .78
      Granted........................           220,000                   .41         4.9 years              .41
      Exercised......................                --                    --                                 --
      Canceled.......................           (17,000)           .27 -  .53                                .38
      Expired........................          (831,500)           .31 - 4.00                                .36
Balance, September 30, 2006..........         2,142,000        $   .23 - 2.00         1.8 years        $     .90



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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


                                                             THREE MONTHS
                                                       ENDED SEPTEMBER 30, 2006
                                                       ------------------------
         Risk-Free Interest Rate......................          3.90%
         Expected Life................................          3.0 Years
         Expected Volatility..........................          79%
         Expected Dividends...........................          None


We applied the provisions of APB 25 to determine our stock-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of SFAS 123 to our stock-based compensation plans during the three and nine months ended September 30, 2005:

                                                              THREE MONTHS           NINE MONTHS
                                                                 ENDED                   ENDED
                                                           SEPTEMBER 30, 2005      SEPTEMBER 30, 2005
                                                           ------------------      ------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
        Net (Loss) as Reported..............................  $       (517)           $     (1,039)
        Deduct:  Amount by which stock-based employee
                 compensation as determined under fair
                 value based method for all awards exceeds
                 the compensation as determined under the
                 intrinsic value method.....................  $        (26)           $        (77)
        Pro Forma Net (Loss)................................  $       (543)           $     (1,116)
        Basic Earnings (Loss) Per Share as Reported.........  $      (0.03)           $      (0.06)
        Pro Forma Basic Earnings (Loss) Per Share...........  $      (0.03)           $      (0.07)
        Diluted Earnings (Loss) Per Share as Reported.......  $      (0.03)           $      (0.06)
        Pro Forma Diluted Earnings (Loss) Per Share.........  $      (0.03)           $      (0.07)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

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

        We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services. Total revenue for the three months ended September 30, 2006 decreased to $1,618,000 from $1,638,000 for the three months ended September 30, 2005, mainly due to a decrease in maintenance, professional services and ASP revenue, which was partially offset by an increase in license revenue. Total revenue for the nine months ended September 30, 2006 decreased to $4,995,000 from $5,438,000 for the nine months ended September 30, 2006, mainly due to a decrease in license and maintenance revenue, which was partially offset by an increase in professional services and ASP revenue.

        The following is an overview of the key components of our revenue and other important financial data for the three and nine months ended September 30, 2006:

        SOFTWARE LICENSES. Our license revenue in the three and nine months ended September 30, 2006 of $179,000 and $579,000, respectively, was from existing customers who chose to renew, add onto or extend their use of our software. For the three and nine months ended September 30, 2005, we generated $151,000 and $850,000, respectively, in license revenue. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

        MAINTENANCE. Maintenance revenue was $891,000 and $2,569,000, respectively, in the three and nine months ended September 30, 2006 compared to $901,000 and $2,842,000, respectively, in the same periods in 2005. The decrease was mainly due to the non-renewal of existing customers. Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

        PROFESSIONAL SERVICES. Professional services revenue was $246,000 and $856,000, respectively, in the three and nine months ended September 30, 2005, compared to $232,000 and $899,000, respectively, in the same periods of 2006, as a result of demand for new software capabilities and customizations from our current customer base.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

        ASP SERVICES. ASP services revenue was $316,000 and $949,000, respectively, in the first three and nine months of 2006 compared to $340,000 and $890,000, respectively, in the same periods in 2005, due to an expanded and extended contractual relationship with a large customer.

        INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES. Income (loss) before provision for income taxes was $(353,000) in the three months ended September 30, 2006, compared to $(517,000) in the same periods of 2005 primarily due to an increase in license revenue and a decrease in operating expenses. Income (loss) before provision for income taxes was $(957,000) in the nine months ended September 30, 2006, compared to $(1,039,000) in the same periods of 2005 primarily due to an increase in professional services and ASP revenue and a decrease in operating expenses.

        NET INCOME (LOSS). Net income (loss) for the three months ended September 30, 2006 decreased to $(353,000) from $(517,000) in the same period of 2005 as a result of an increase in license revenue and a decrease in operating expenses. Net income (loss) for the nine months ended September 30, 2006 decreased to $(957,000) from $(1,039,000) in the same periods of 2005 as a result of an increase in professional services and ASP revenue and a decrease in operating expenses.

        CASH FLOW. We generated $639,000 in positive cash flow from operations in the first nine months of 2006 and ended the period with $254,000 in cash and cash equivalents and $561,000 in accounts receivable.

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

RESULTS OF OPERATIONS
---------------------

        The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

                                                           THREE MONTHS                   NINE MONTHS
                                                        ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                       --------------------           --------------------
                                                       2006           2005            2006           2005
                                                       -----          -----           -----          -----
REVENUES:
         License                                        11.1%           9.2%           11.6%          15.6%
         Maintenance                                    55.1           55.0            51.4           52.3
         Professional Services                          14.3           15.0            18.0           15.7
         Applications Service Provider ("ASP")
          Services                                      19.5           20.8            19.0           16.4
                                                       -----          -----           -----          -----
         TOTAL REVENUES                                100.0          100.0           100.0          100.0
                                                       -----          -----           -----          -----

COST OF REVENUES:
         License                                        19.1           21.3            18.6           21.1
         Maintenance                                    46.7           43.4            45.1           39.9
         Professional Services                           8.5            7.9             8.2            6.7
         ASP Services                                    6.1            3.2             5.7            2.2
                                                       -----          -----           -----          -----
         TOTAL COST OF REVENUES                         80.4           75.8            77.6           69.9
                                                       -----          -----           -----          -----
         DIRECT MARGIN                                  19.6           24.2            22.4           30.1
                                                       -----          -----           -----          -----

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


OPERATING EXPENSES:
         Sales and Marketing                            14.7           19.4            14.2           18.2
         General and Administrative                     18.2           19.6            17.5           17.4
         Research and Development                        5.8           14.0             7.3           11.8
                                                       -----          -----           -----          -----
         TOTAL OPERATING EXPENSES                       38.7           53.0            39.0           47.4
                                                       -----          -----           -----          -----
         OPERATING INCOME (LOSS)                       (19.1)         (28.8)          (16.6)         (17.3)
                                                       -----          -----           -----          -----
OTHER EXPENSE (INCOME):
         Interest Expense                               (2.8)          (2.9)           (2.6)          (2.6)
         Interest Income                                  --            0.1              --            0.2
         Other Income                                    0.1             --              --            0.6
                                                       -----          -----           -----          -----
         TOTAL OTHER EXPENSE (INCOME)                   (2.7)          (2.8)           (2.6)          (1.8)
                                                       -----          -----           -----          -----
         INCOME (LOSS) BEFORE INCOME TAXES             (21.8)         (31.6)          (19.2)         (19.1)
                                                       -----          -----           -----          -----
INCOME TAXES (BENEFIT)                                    --             --              --             --
                                                       -----          -----           -----          -----
NET INCOME (LOSS)                                      (21.8)%        (31.6)%         (19.2)%        (19.1)%
                                                       -----          -----           -----          -----


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005
--------------------------------------------------------------------------------

        Total revenues for the three months ended September 30, 2006 were $1,618,000 compared to $1,638,000 for the same period in 2005. License fees were $179,000 for the three months ended September 30, 2006 compared to $151,000 in the same period in 2005 as a result of no new customer sales and sales to existing customers in 2006. For the three months ended September 30, 2006, maintenance revenues were $891,000 compared to $901,000 in the same period of the prior year primarily due in part to the non-renewal of a few customers. For the three months ended September 30, 2006, ASP revenues were $316,000 compared to $340,000 in the same period for the prior year, due to a reduction in services provided to one large customer.

        Professional services revenue contributed $232,000 in the three months ended September 30, 2006 compared to $246,000 in the third quarter of 2005, as a result of less demand for new software capabilities and customizations from our current customer base.

        For the nine months ended September 30, 2006, total revenues were $4,995,000 compared to $5,438,000 in the same period of the prior year.

        Cost of sales increased slightly to $1,302,000 and $3,875,000, respectively, for the three and nine months ended September 30, 2006 compared to $1,242,000 and $3,801,000 for the same periods in 2005. Non-cash capitalized software amortization was $296,000 and $836,000, respectively, for the three and nine months ended September 30, 2006 as compared to $239,000 and $733,000 for the same periods in 2005. We capitalized $272,000 and $664,000, respectively, of software development costs in the first three and nine months of 2006 as compared to $148,000 and $370,000, respectively, in the same periods in 2005.

        Research and development expenses decreased to $94,000 and $362,000, respectively, for the three and nine months ended September 30, 2006 as compared to $230,000 and $638,000, respectively, for the same periods in 2005, primarily as a result of our efforts to streamline research and development projects and shift resources to capitalizable software development projects. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace and maintaining our existing revenue streams.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


        Sales and marketing expenses were $238,000 and $710,000, respectively, for the three and nine months ended September 30, 2006 as compared to $317,000 and $990,000, respectively, in the same periods of 2005. This decrease in 2006 was primarily due to a reduction in our marketing and sales headcount in the later part of 2005, resulting in a decrease in personnel-related costs.

        General and administrative expenses were $295,000 and $874,000, respectively, in the three and nine months ended September 30, 2006 as compared to $321,000 and $948,000, respectively, in the same periods in 2005. This decrease in 2006 was mainly due to the resignation in the second quarter of 2005 of our in-house counsel and other cost savings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        Sources of Liquidity
        --------------------

        We have funded our operations primarily from cash flow from operations and the proceeds from our 2008 Debentures and our 2009 Debentures. Cash from operations results primarily from net loss from the income statement plus non-cash expenses (depreciation and amortization) and changes in working capital from the balance sheet.

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

        At September 30, 2006, we had cash and cash equivalents of $254,000 compared to cash and cash equivalents of $245,000 at September 30, 2005. The increase in cash and cash equivalents is primarily attributable to the increase in license sales in the three months ended September 30, 2006.

        Cash Flows
        ----------

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

should be considered in assessing our liquidity include net cash flows from operating activities, net cash flows from investing activities and net cash flows from financing activities.

        At September 30, 2006, we had working capital (deficit) of approximately $(973,000) compared to a working capital of approximately $99,000 at September 30, 2005. This decrease in our working capital resulted primarily from a decrease in maintenance, professional services and ASP revenues. For the nine months ended September 30, 2006, net cash provided from (used for) operating activities totaled approximately $639,000 compared to approximately $808,000 for the nine months ended September 30, 2005. In 2006, cash flow from operating activities represented the Company's principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital. The Company had a significant increase in its accounts receivable in 2005 due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

        For the nine months ended September 30, 2006, net cash used for investing activities was approximately $681,000 compared to approximately $727,000 for the nine months ended September 30, 2005. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. For the nine months ended September 30, 2006, net cash provided from financing activities was approximately $0 compared to approximately $21,000 for the nine months ended September 30, 2005. The cash provided from financing activities in 2005 consisted of proceeds from the exercise of stock options.

        Funding Requirements
        --------------------

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

        In 2004, the holders of the 2008 Debentures elected to convert an aggregate of $105,335 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. In 2005, the holders of the 2008 Debentures elected to convert an aggregate of $220,121 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. In July of 2006, the holders of the 2008 Debentures and 2009 Debentures elected to convert an aggregate of $127,254 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. At September 30, 2006, the 2008 Debentures and 2009 Debentures had an aggregate outstanding principal amount of $2,047,290.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


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

        Net Operating Loss Carryforwards
        --------------------------------

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


OFF-BALANCE SHEET TRANSACTIONS
------------------------------

        We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
           -----------------------------------------------------------

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


ITEM 4.    CONTROLS AND PROCEDURES.
           ------------------------

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

        There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS.
           -------------

        The risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, have not materially changed.

ITEM 6.    EXHIBITS.
           --------

     EXHIBIT
       NO.                                DESCRIPTION

    10(i)(21)      Limited Waiver to Convertible Loan Agreements, dated as of
                   September 30, 2006, by Renaissance US Growth Investment Trust
                   PLC (formerly known as Renaissance US Growth & Income Trust
                   PLC) and BFS US Special Opportunities Trust PLC.

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

                                     COVER-ALL TECHNOLOGIES INC.


Date:  November 14, 2006             By:  /s/  John W. Roblin
                                         ---------------------------------------
                                         John W. Roblin, Chairman of the Board
                                         of Directors, President and Chief
                                         Executive Officer



Date:  November 14, 2006             By:  /s/ Ann F. Massey
                                         ---------------------------------------
                                          Ann F. Massey, Chief Financial Officer