Form 10-K
period 2006-12-31
COVER ALL TECHNOLOGIES INC
filed 2007-04-02
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ___________ TO __________.

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

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |X|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was $4,158,000. As of March 13, 2007, there were 17,498,005 shares outstanding of our common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders ("Proxy Statement"), to be filed with the Securities and Exchange Commission (the "SEC") not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference as described in Part III.

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


                                                    TABLE OF CONTENTS

                                                         PART I
ITEM 1.       BUSINESS................................................................................................4

ITEM 1A.      RISK FACTORS...........................................................................................10

ITEM 1B.      UNRESOLVED STAFF COMMENTS..............................................................................15

ITEM 2.       PROPERTIES.............................................................................................15

ITEM 3.       LEGAL PROCEEDINGS......................................................................................15

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................16

                                                         PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES......................................................17

ITEM 6.       SELECTED FINANCIAL DATA................................................................................19

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................20

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................31

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................32

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...................32

ITEM 9A.      CONTROLS AND PROCEDURES................................................................................32

ITEM 9B.      OTHER INFORMATION......................................................................................32

                                                        PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................33

ITEM 11.      EXECUTIVE COMPENSATION.................................................................................34

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................34

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................34

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.................................................................34

                                                         PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES................................................................34

                                     PART I

ITEM 1. BUSINESS

GENERAL

        We provide state-of-the-art software products, services and solutions to the property and casualty insurance industry. Our customers include insurance companies, agents, brokers and managing general agents (MGAs).

        Our software products and services focus on the functions required to market, underwrite, rate, issue, print, bill and support the entire life cycle of insurance policies. Our products and services combine an in-depth knowledge of property and casualty insurance with innovative solution designs using state-of-the-art technology. Our products are either available "off-the-shelf" or customized to specific customer needs. Our software can be licensed for customer use on their own platforms or can be provided through our application services provider, referred to as "ASP," using third party technology platforms and support.

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

        MIC is designed to be the platform for the entire insurance process from the insured through agents, brokers, insurance companies and reinsurers. MIC is designed to serve both large and small organizations and to serve the "extended enterprise" by using advanced security to extend capabilities beyond the client's walls to partners, suppliers and customers. It is designed to be a low cost and variable cost platform that meets or exceeds security/audit standards required by sophisticated data centers.

        MIC was designed to segregate functionality and access to data to the individual user. These capabilities are configured and managed by the client and can be "changed" in real time by authorized users. Additionally, all changes are tracked by user, date and time to provide audit trails and controls. These capabilities enable our clients to manage and monitor their business as it happens, in real time as well as help them address the increasing demands of regulatory compliance.

        New capabilities have been created in the last twelve months that extend the functionality of MIC to the submission of business and include underwriting rules, electronic underwriting files, milestone-driven workflows, which are customizable based upon definable conditions like completed applications and underwriting information, policy dashboards that include premium and loss information and various other functionality. The architecture of MIC enables Cover-All to introduce and customize capabilities in short cycle times that allow our customers to be responsive and nimble.

        MIC enables our customers to utilize our rating, policy issuance, billing and other software components into a fully-integrated platform that, among other things, eliminates redundant data entry. Information is stored in a client-centric database and becomes immediately available to other users or functions. MIC may be customized to generate user alerts when a user-specified condition occurs. Additionally, MIC has been designed to allow the customer to configure features according to their own look and feel preferences and workflow processes. For instance, the browser-based user interface allows employees, agents and other end-users to personalize their desktops so they see only the information they need or desire. MIC allows our customers to reduce costs, leverage the latest technologies, better manage risk and provide better service to their customers.

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

        MIC offers the following features and benefits:

        o DATA INTEGRATION - IPD is an integrated data repository that provides information to MIC quickly and inexpensively. Multiple software components share data to help integrate business functions, manage workflow and avoid duplicate data problems.
        o APPLICATION INTEGRATION; SINGLE SIGN-ON - MIC allows the end user to switch back and forth among applications without having to log in to individual applications, increasing a user's productivity. MIC provides a consolidated view of data from different software components and provides "hotlinks" enabling a customer to connect quickly to the specific module of the specific system. MIC offers the user fast access, pro-active alerts and real-time responsiveness.
        o BROAD ACCESSIBILITY - MIC is an Internet application, which utilizes a sophisticated portal capability.
        o INTEGRATED DATA REPRESENTATION - MIC provides a consolidated view of information from disparate systems.
        o PERSONALIZATION AND CUSTOMIZATION - MIC allows each user to personalize his or her view similar to other Internet portals, to meet the needs and the stylistic preferences of each individual user. MIC personalization allows the user to hide or show content, filter the content and also change color and page styles. Customization in MIC allows the host to control the accessibility to content for each user and also facilitates changes to content in MIC as business needs change, without additional programming.
        o SCALABILITY - MIC can grow with our customer's needs, measured in terms of the numbers of concurrent users, response times and other variables.
        o SECURITY - MIC can be configured to achieve appropriate levels of security on data transfer over the Internet. MIC is also designed to adapt to almost any organizational hierarchy and data level security needs with minimal set-up effort by the customer.
        o COMPLIANCE - MIC is compliant with federal, state and insurance regulations.

        MIC utilizes technology based on Oracle(R) 10G Application Server, Oracle 10G Database, J2EE and XML. MIC seamlessly integrates MIC Rating and Issuance and other business components and our Customer Insurance Database.

        MIC enables us to market the business components in "custom groupings," or as a service in an ASP environment, depending on customer needs.

MIC RATING & ISSUANCE - THE POLICY RATING AND ISSUANCE COMPONENT OF MIC

        In 1989, we purchased the assets related to the exclusive proprietary rights to a PC-based software application for policy rating and issuance for property and casualty insurance companies. This software uses a unique design that separates the "insurance product definition" from the actual technology "engines." The sophistication of this design has enabled us to stay current with technology innovations while preserving our "insurance knowledge" investment. This concept evolved into what is formerly known as the Classic product. During 2003, 2004 and 2005, this concept further evolved and the Classic product was significantly expanded and is now sold and marketed as MIC Rating & Issuance. All of our Classic customers have upgraded to MIC Rating & Issuance, and we no longer refer to the product as "Classic."

        The MIC Rating & Issuance component supports the following policy functions:

        o       Data capture and editing
        o       Rating
        o       Policy issuance including multiple recipient print
        o All policy transactions including quotes, new lines, endorsements, renewals, audits and cancellations
        o       Policy database.

        MIC Rating & Issuance is designed to accommodate all lines of property and casualty insurance. It is especially effective in coping with the complexity and variability of commercial lines of insurance.

        This flexibility of MIC Rating & Issuance is a competitive advantage, and today we offer off-the-shelf support for more than 40 lines of commercial business in virtually all states and Puerto Rico. Our extensive experience in creating custom products combined with our proprietary tool set enables us to deliver support for new insurance products in short time frames.

        During the latter part of 2002, we developed a new "presentation layer" incorporating the latest technologies, such as Java and XML, to provide a very flexible and robust user interface over the Internet. This capability also included significant enhancements to our security and administration functions as well as a number of "usability" enhancements. These capabilities significantly expand and enhance the "core" rating and issuance capabilities of the legacy Classic product. The new product has now been fully integrated with MIC and is being sold and marketed as MIC Rating & Issuance.The MIC Rating & Issuance has been and continues to be enhanced and updated with new technology. The sophisticated design of the product isolates insurance product knowledge from the application itself in data files, referred to as "Metadata." We have built an extensive knowledge base, estimated at more than 100 person-years of effort, in this Metadata that defines the details of virtually hundreds of insurance policy types and coverages for the MIC Rating & Issuance product.

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

        The MIC Rating & Issuance product is in use in over 30 companies.


MY INSURANCE CENTER - FUNCTIONAL CAPABILITIES

        We have, through MIC, a deep inventory of insurance software components combined with a sophisticated implementation platform. MIC includes the following critical components:

        o       My Insurance Center Portal
        o       Enterprise, Customer-centric Oracle database
        o       Underwriting Tools
        o       End User access to information in real time
        o       Rating and Issuance
        o       Full policy lifecycle support
        o Clear and comprehensive data collection with extensive real time edits
        o Policy history - easy policy changes and useful for activities such as coverage inquiries
        o       On-line system, screen and field level look-ups
        o       On-line Commercial Lines Manual Tables and Footnotes
        o       Easy and direct system navigation
        o Standard ISO (Insurance Service Office)/NCCI coverages and rates support
        o       Company customized coverages and rates support
        o Fully automated recipient-driven issuance of insurance policies, worksheets, ID cards, etc., including print preview
        o       Policy database
        o       Multiple company/program/state/coverage support.
        o       Templates to reduce data entry time
        o       Billing Capabilities
        o       Claims Repository
        o       Customer Relationship Management
        o       Agency and Program Management
        o       Advanced Administration
        o       Access to Web Services and Information Providers
        o       Policy Dashboard - premium & loss information
        o       Advanced Workflows, Diarie
        o       Electronic Underwriting files
        o       Compliance Assist, Help Desk
        o       Interfaces to "back end" accounting and reporting systems

        We expect to utilize these capabilities to expand and leverage our ability to respond to broadening marketplace and new customer opportunities with solutions that address the special needs of carriers, managing general agents, agents, brokers and third party providers with both off-the-shelf and custom solutions. Our user interface capabilities of the MIC product are being enhanced with more functionality through various strategic alliances and partnerships that offer business process partnering (outsourcing), accounting, claims administration capabilities and actuarial and statistical reporting services. We also intend to continue to enhance our functional components based upon market demand, existing customer needs, new capabilities offered by Web Services as well as changes in technology (for example, support for personal digital assistants, or PDAs), especially Internet technologies. We are also developing integration and inter-connection capabilities for MIC to exchange data with third party systems which should bring significant benefit to our customers by reducing data entry and reducing the exposure to errors & omissions liability.

        We are also increasing and enhancing our services portfolio. We have expanded our professional services with conversion and interface offerings. We developed new rule-based capabilities to enable us to implement data exchange services that will save our customers time and effort converting to our products or linking our products to existing systems. We also have developed a "custom" service offering for customers who desire specially-tailored services, service level agreements and other services that enable them to achieve their business objectives.

        In February 2007, we announced that we were extending MIC capabilities by acquiring and integrating the application processing functionality of the brokerage application processing platform of InsureHiTech, a specialty wholesale insurance brokerage for hedge funds, private equity, technology and life science companies.

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

MARKETING

        We maintain an in-house sales and marketing staff. We also utilize distributors, outside consultants and other complimentary service providers to market our products. We are continuing to redesign our Internet site and establish linkages to portals and other web sites. This is an on-going effort that will continue to expand in 2007 as we focus on the Internet as the primary source of information for current and potential customers interested in our products and services. We also participate in and display and demonstrate our software products at industry trade shows. Our consulting staff, business partners and other third parties also generate sales leads.

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

        Research and development expenses were $464,000, $809,000 and $760,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

BACKLOG

        We had no license, maintenance, professional services or ASP backlog of unbilled work as of December 31, 2006.

MAJOR CUSTOMERS

        Our product line is in use in over 30 companies. For the year ended December 31, 2006, we had three customers contribute revenues in excess of 10% of our total revenues. For the years ended December 31, 2005 and 2004, we had only one customer in either of those years contribute revenues in excess of 10% of our total revenues. AIGT generated 27%, 23% and 31% of our revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Two other customers generated 13% and 11%, respectively, of our revenue for the year ended December 31, 2006.

        We had no export sales in 2006, 2005 or 2004.

EMPLOYEES

        We had on average 45 employees during 2006. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We believe that relations with our employees are good.

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

ITEM 1A.RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

        WE INCURRED LARGE LOSSES IN 2006 AND 2005. OUR EARNINGS ARE VOLATILE, AND WE MAY NOT BE PROFITABLE IN THE FUTURE.

        We incurred a loss of $1,000,000 in 2006 and $1,434,000 in 2005.
Although we generated net income in years prior to 2005, there is no assurance that we will be able to achieve profitability in the future. Our ability to make payments on and to refinance our indebtedness, to invest in sales and marketing programs, to expand and upgrade our technology infrastructure and to fund our research and development efforts will depend on existing cash balances and our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. If we are unable to achieve or maintain profitability in the future, we may be unable to service our indebtedness or to fund our other liquidity needs.

        WE MAY NEED ADDITIONAL FINANCING IN ORDER TO CONTINUE TO DEVELOP OUR BUSINESS.

        We may need additional financing to continue to fund the research and development of our software products and to expand and grow our business generally. To the extent that we will be required to fund operating losses, our financial position would deteriorate. We may not be able to find significant additional financing on terms favorable to us or at all. If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to further restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business, even though these actions might otherwise benefit our business. As of December 31, 2006, we had a net stockholders' equity (deficit) of approximately $(1,024,000) and a net working capital (deficiency) of approximately $(898,000).

        WE MAY NOT HAVE SUFFICIENT CASH TO SERVICE OUR INDEBTEDNESS.

        As of March 23, 2007, our outstanding indebtedness consisted in aggregate principal amount of $295,880 on our 8% convertible debentures due 2008, which we refer to as our 2008 Debentures. The 2008 Debentures mature on July 1, 2008, unless they are earlier redeemed by us or the holder or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures. We cannot assure you that any or all of the holders of our outstanding debentures will continue to elect to convert all or a portion of their monthly cash installments of principal into shares of our common stock in any future periods.

        Our ability to make payments on and to refinance our indebtedness, to the extent the holders of our debentures do not continue to elect to convert required principal payments into shares of our common stock, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. In addition, our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we are unable to repay our indebtedness through cash flow from operations, we may need to obtain additional financing. We cannot be certain that we will be able to obtain additional financing on terms favorable to us, or at all.

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

        WE DEPEND ON KEY PERSONNEL.

        Our success depends to a significant extent upon a limited number of members of senior management and other key employees, including John W. Roblin, our President and Chief Executive Officer, Maryanne Gallagher, our Chief Operating Officer, and Manish D. Shah, our Chief Technology Officer. Mr. Roblin's employment contract expires in December of 2007. We maintain key man life insurance on Mr. Roblin and Ms. Gallagher in the amount of $1,000,000 per individual. The loss of the service of one or more key managers or other key employees could have a significant and adverse effect upon our business, operating results or financial condition. In addition, we believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense. We may not be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results or financial condition.

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

        WE DEPEND ON EXISTING CUSTOMERS.

        In 2006 and 2005, our software products operations depended primarily on certain existing customers. One of these customers accounted for approximately 27% and 23% of our total revenues in 2006 and 2005, respectively. Two other customers accounted for approximately 13% and 11% of our total revenue in 2006, respectively. We anticipate that our operations will continue to depend upon the continuing business of our existing customers and the ability to attract new customers. As a result, the loss of one or more of our existing customers or our inability to continue to attract new customers could significantly and adversely affect our business, operating results and financial condition.

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

        WE MAY NOT GET THE FULL BENEFIT OF OUR TAX CREDITS.

        Under the United States Internal Revenue Code, companies that have not been operating profitably are allowed to apply certain of their past losses to offset future taxable income liabilities they may incur once they reach profitability. These amounts are known as net operating loss carryforwards. At December 31, 2006, we had approximately $26,700,000 of federal net operating tax loss carryforwards expiring at various dates through 2026. Because of certain provisions of the Tax Reform Act of 1986 related to change of control, however, we may not get the full benefit of these loss carryforwards. If we are limited from using net operating loss carryforwards to offset any of our income, this would increase our taxes owed and reduce our cash for operations.

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

        OUR SHARES ARE SUBJECT TO DILUTION AS A RESULT OF THE CONVERSION OF OUR CONVERTIBLE DEBENTURES AND THE EXERCISE OF OUR WARRANTS.

        DEBENTURES. In 2001, we issued $1,800,000 aggregate principal amount of 8% convertible debentures due 2008, which we refer to as the 2008 Debentures, and in 2002, we issued $700,000 aggregate principal amount of 8% convertible debentures due 2009, which we refer to as the 2009 Debentures. The 2008 Debentures were issued to two funds managed by RENN Capital Group, Inc., for an aggregate of $1,400,000, and the remainder of the 2008 Debentures were issued to John Roblin, our Chairman and Chief Executive Officer, and certain other investors. Our 2009 Debentures were issued only to the two RENN funds. Our debentures are convertible at the election of the holders into shares of our common stock, at a conversion price of $0.30 per share, subject to adjustment. Since we have been required to begin making monthly installments of principal payments on our 2008 Debentures and 2009 Debentures, in July 2004 and July 2005, respectively, and through January 2007, the holders of our debentures have elected to convert an aggregate of $468,399 in principal amount of such debentures at a conversion price of $0.30 per share, in lieu of receiving such installment payments in cash, for an aggregate of 1,561,330 shares of our common stock. On March 23, 2007, the RENN funds elected to convert all of their remaining unpaid principal amount due on their 2008 Debentures and 2009 Debentures, totaling $1,631,601, into 5,438,670 shares of our common stock. After giving effect to this conversion, as of March 23, 2007, our only outstanding debentures are an aggregate principal amount of $295,880 that remains outstanding on the 2008 Debentures, which, at the conversion price of $0.30 per share, are convertible into an aggregate of 986,267 shares of our common stock. The 2008 Debentures mature on July 1, 2008, unless they are earlier redeemed by us or the holder or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment.

        The conversion price with the respect to each of our outstanding debentures is subject to adjustment if and whenever we issue additional shares of our common stock for less than the then current conversion price per share, in which case the conversion price will be reduced to a new conversion price equal to the price per share of the additional stock issued. Pursuant to the terms of the debentures, the issuance or sale of additional shares of our common stock resulting from (1) the conversion of any of the debentures, (2) the exercise of warrants or employee or director stock options outstanding on the day that the debentures were issued or (3) the exercise of stock options to be granted in the future to employees or directors pursuant to our existing stock option plans, will not trigger any adjustment to the conversion price of the debentures. The issuance of any shares of our common stock as a consequence of the conversion of any of the debentures may result in significant dilution to our stockholders and may depress the market price of your investment. Further, if the conversion price of the debentures is adjusted, the additional shares of our common stock that would be issued upon conversion of the debentures as a result of such adjustment may also result in significant dilution to our stockholders.

        WARRANTS. An aggregate of 128,572 warrants, expiring in 2007, to purchase such number of shares of our common stock issued to various investors, including the RENN funds, John Roblin and certain other investors, are outstanding as of December 31, 2006 and exercisable at a current exercise price of $0.22 per share. An aggregate of 128,572 warrants, expiring in 2011, to purchase such number of shares of our common stock issued to the same investors, are outstanding as of December 31, 2006 and exercisable at a current exercise price of $0.35 per share. The current exercise prices of these warrants are subject to adjustment if and whenever we issue or sell additional shares of our common stock for less than 95% of the market price on the date of issuance or sale, in which case the exercise price will be reduced to a new exercise price in accordance with the terms of the warrant. Pursuant to the terms of these warrants, the issuance or sale of additional shares of common stock resulting from (1) the exercise of stock options to be granted in the future to employees or directors pursuant to our existing stock option plans or (2) the exercise of any convertible security, in either case outstanding on the date of the warrant, will not trigger any adjustment to the exercise price of the warrants.

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

ITEM 3.  LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2006.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                  MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

        Our common stock trades in the over-the-counter market on the OTC Bulletin Board. The quotations below reflect the high and low bid prices for our common stock since January 1, 2005 as traded in the over-the-counter market on the OTC Bulletin Board. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2006:                                            HIGH                  LOW
                                                 -----                -----
4th Quarter                                  $   0.79              $   0.42
3rd Quarter                                      0.51                  0.31
2nd Quarter                                      0.43                  0.31
1st Quarter                                      0.58                  0.35

2005:                                            HIGH                  LOW
                                                 -----                -----
4th Quarter                                  $   0.57              $   0.38
3rd Quarter                                      0.69                  0.43
2nd Quarter                                      0.75                  0.45
1st Quarter                                      0.80                  0.41

        As of March 13, 2007, there were 510 holders of record of our common stock. This number does not include beneficial owners who may hold their shares in street name.

        We have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. In addition, the convertible loan agreements governing the 2008 Debentures currently prohibit the payment of dividends by us without the prior written consent of the holders of such debentures.

        The closing sales price for our common stock on March 13, 2007 was $1.10, as reported by the OTC Bulletin Board.

                     RECENT SALES OF UNREGISTERED SECURITIES

        On March 23, 2007, we issued an aggregate of 5,438,670 shares of our common stock to the RENN funds in connection with their election to convert an aggregate of $1,631,601 principal amount of debentures, representing all of their remaining unpaid principal amount due on their 2008 Debentures and 2009 Debentures, at a conversion price of $0.30 per share. In August 2006 and January 2007, the holders of our debentures elected to convert an aggregate of $127,254 and $119,807, respectively, principal amount of such debentures, representing all of their monthly installments of principal due in 2006 under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. In connection with this conversion, we issued to the holders of the debentures an aggregate of 424,181 and 399,358 shares of our common stock in August 2006 and January 2007, respectively. No cash proceeds were received by us in connection with each conversion of the debentures. The shares of our common stock issued upon each conversion of the debentures were issued exempt from registration in reliance on
Section 3(a)(9) of the Securities Act of 1933 as an exchange of securities by an issuer with its existing security holders where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

                                PERFORMANCE GRAPH

        The graph below compares the cumulative total stockholder returns (including reinvestment of dividends) from the period from December 31, 2001 through December 31, 2006 on an investment of $100 in (i) our common stock, (ii) the Russell 2000 Index (an index of small capitalization companies) and (iii) an index of peer companies that we have selected. You should be aware that historical results are not necessarily indicative of future performance.

                        [PERFORMANCE GRAPH APPEARS HERE]

                               COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG COVER-ALL TECHNOLOGIES INC.,
                                                      THE RUSSELL 2000 INDEX AND A PEER GROUP
                                 ---------------------------------------------------------------------------

                                 12//31/01      12/31/02    12/31/03     12/31/04      12/31/05    12//31/06
                                 ---------      --------    --------     --------      --------    ---------
Cover-All Technologies Inc.      $   100.00   $   176.92   $   203.85   $   246.15   $   211.54   $   303.85
Russell 2000 Index               $   100.00   $    79.52   $   117.09   $   138.55   $   144.86   $   171.47
Peer Group (1)                   $   100.00   $    70.89   $    93.41   $   116.70   $   104.60   $   111.37

-------
(1) The peer group consists of Computer Sciences Corporation, Ebix.com Inc., Pegasystems Inc. and TenFold Corp.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected historical financial information as of December 31, 2006 and 2005, and for each of the years ended December 31, 2006, 2005 and 2004, have been derived from and should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this report. The selected historical consolidated financial information as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 have been derived from our audited consolidated financial statements which are not included in this report. All dollar amounts below are expressed in thousands, except per share data.

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

        The following is a summary of selected five-year consolidated financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002:

                                                              YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------
                                             2006          2005          2004         2003         2002
                                           -------      --------       -------      -------      -------
STATEMENT OF OPERATIONS DATA:                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ............................      $ 7,288      $  7,255       $ 9,274      $ 7,524      $ 8,142
Income (loss) before income tax .....       (1,000)       (1,434)          816          392          738
Net income (loss) ...................       (1,000)       (1,434)          767          392          877
Net income (loss) per share - basic .        (0.06)        (0.09)         0.05         0.03         0.06
Net income (loss) per share - diluted        (0.06)        (0.09)         0.04         0.02         0.04
Cash dividends per share ............      $    --       $    --       $    --      $    --      $    --


BALANCE SHEET DATA:
Cash and cash equivalents ...........      $   132       $   296       $   144      $ 1,193      $ 2,063
Working capital (deficiency) ........         (898)         (237)          900          177          336
Total assets ........................        3,556         4,677         6,388        5,485        5,589
Short-term debt .....................          339           247           220          105           --
Long-term debt ......................        1,708         1,927         2,175        2,395        2,500
Stockholders' equity (deficit) ......       (1,024)         (265)          928           41         (354)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of selected quarterly financial data for the years ended December 31, 2006, 2005 and 2004:

                                                                 2006
                                           ------------------------------------------------
                                             Q1            Q2            Q3           Q4
                                           -------      --------       -------      -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues ..................          $ 1,739       $ 1,638       $ 1,618      $ 2,293
Operating income ................             (246)         (270)         (310)           2
Net income ......................             (290)         (314)         (353)         (43)
Basic earnings per common share .          $ (0.02)      $ (0.02)      $ (0.02)   $   (0.00)
Diluted earnings per common share          $ (0.02)      $ (0.02)      $ (0.02)   $   (0.00)


                                                                 2005
                                           ------------------------------------------------
                                             Q1            Q2            Q3           Q4
                                           -------      --------       -------      -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues .........................   $ 2,087       $ 1,713       $  1,638   $   1,817
Operating income (loss) ................       (23)         (444)         (472)        (355)
Net income (loss) ......................       (35)         (487)         (517)        (395)
Basic earnings (loss) per common share .   $ (0.00)      $ (0.03)      $ (0.03)   $   (0.03)
Diluted earnings (loss) per common share   $ (0.00)      $ (0.03)      $ (0.03)   $   (0.03)

                                                                 2004
                                           ------------------------------------------------
                                             Q1            Q2            Q3           Q4
                                           -------      --------       -------      -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues..........................   $ 1,894       $ 1,927       $ 1,640    $   3,813
Operating income (loss).................        50          (112)         (300)       1,357
Net income (loss).......................         3          (161)         (350)       1,275
Basic earnings (loss) per common share..   $  0.00       $ (0.01)      $ (0.02)   $    0.08
Diluted earnings (loss) per common share   $  0.00       $ (0.01)      $ (0.02)   $    0.07

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

2006 OVERVIEW

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

        We earn revenue from software contract licenses, service fees from our software provided through our application services provider ("ASP"), continuing maintenance fees for servicing our products and professional services. Total revenue in 2006 increased to $7,288,000 from $7,255,000 in 2005 due to an increase in license and professional services and ASP revenue, which was partially offset by a decrease in maintenance revenue.

        The following is an overview of the key components of our revenue and other important financial data in 2006:

        SOFTWARE LICENSES. We signed no new customer licenses in 2006. The increase in license revenue, to $1,376,000 in 2006 from $1,323,000 in 2005, was mainly a result of sales to existing customers in 2006 and one new customer license sale in 2005.

        MAINTENANCE. The decrease in maintenance revenue, to $3,471,000 in 2006 from $3,637,000 in 2005, was mainly due to the non-renewal of several existing customers.

        PROFESSIONAL SERVICES. The increase in professional services revenue, to $1,176,000 in 2006 from $1,064,000 in 2005, was a result of increased demand for new software capabilities and customizations from our current customer base.

        ASP. ASP revenue increased to $1,265,000 in 2006 from $1,231,000 in 2005, due primarily to an expanded and extended contractual relationship with a large customer.

        INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES. Loss before provision for income taxes was $(1,000,000) in 2006 compared to a loss of $(1,434,000) in 2005, primarily due to an increase in license, professional services and ASP revenue and a decrease in operating expenses.

        NET INCOME (LOSS). Net income (loss) for 2006 decreased to $(1,000,000) from $(1,434,000) in 2005 as a result of an increase in license, professional services and ASP revenue and a decrease in operating expenses.

        We continue to face several challenges to growth in 2007 mainly in the marketing and selling of our products and services to new customers, caused by long sales cycles and competition. In addition, there are risks related to customers' acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize. However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers. Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the years indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

                                                                    YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                2006         2005         2004
                                                               -----        -----        -----
REVENUES:
         License                                                18.9%        18.2%        37.0%
         Maintenance                                            47.6         50.1         47.0
         Professional Services                                  16.1         14.7          9.3
         Applications Service Provider ("ASP") Services         17.4         17.0          6.7
                                                               -----        -----        -----
         TOTAL REVENUES                                        100.0        100.0        100.0
                                                               -----        -----        -----
COST OF REVENUES:
         License                                                17.6         21.6         16.2
         Maintenance                                            41.3         39.0         29.9
         Professional Services                                   7.8          6.9          4.7
         ASP Services                                            5.2          2.6          1.4
                                                               -----        -----        -----
         TOTAL COST OF REVENUES                                 71.9         70.1         52.2
                                                               -----        -----        -----
         DIRECT MARGIN                                          28.1         29.9         47.8
                                                               -----        -----        -----
OPERATING EXPENSES:
         Sales and Marketing                                    12.9         16.9         13.6
         General and Administrative                             20.1         19.7         15.1
         Research and Development                                6.4         11.1          8.2
         Provision for Doubtful Accounts                          --           --          0.2
                                                               -----        -----        -----
         TOTAL OPERATING EXPENSES                               39.4         47.7         37.1
                                                               -----        -----        -----
         OPERATING INCOME (LOSS)                               (11.3)       (17.8)        10.7
                                                               -----        -----        -----
OTHER EXPENSE (INCOME):
         Interest Expense                                        2.3          2.5          2.0
         Interest Expense - Related Party                        0.1          0.1          0.1
         Interest Income                                          --         (0.1)        (0.0)
         Other Expense                                            --           --          0.0
         Other Income                                             --         (0.5)        (0.2)
                                                               -----        -----        -----
         TOTAL OTHER EXPENSE                                     2.4          2.0          1.9
                                                               -----        -----        -----
         (LOSS) INCOME BEFORE INCOME TAXES EXPENSE             (13.7)       (19.8)         8.8
                                                               -----        -----        -----
INCOME TAXES (EXPENSE):                                           --           --          0.5
                                                               -----        -----        -----
         NET (LOSS) INCOME                                     (13.7)%      (19.8)%        8.3%
                                                               -----        -----        -----

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

        REVENUES

        Total revenues were $7,288,000 for the year ended December 31, 2006 compared to $7,255,000 for the year ended December 31, 2005. License fees were $1,376,000 for the year ended December 31, 2006 compared to $1,323,000 in the same period in 2005 as a result of no new customer sales and sales to existing customers in 2006 and one new customer license in 2005. For the year ended December 31, 2006, maintenance revenues were $3,471,000 compared to $3,637,000 in the same period of the prior year, due in part to the non-renewal of several existing customers. Professional services revenue contributed $1,177,000 for the year ended December 31, 2006 compared to $1,064,000 for the year ended December 31, 2005 as a result of increased demand for new software capabilities and customizations from our current customer base. ASP revenues were $1,265,000 for the year ended December 31, 2006 compared to $1,231,000 for the year ended December 31, 2005 due primarily to an expanded and extended contractual relationship with a large customer.

        Cost of sales increased to $5,244,000 for the year ended December 31, 2006 as compared to $5,087,000 for 2005, due to staff-related expenses. Non-cash capitalized software amortization was $1,114,000 for the year ended December 31, 2006 as compared to $981,000 in 2005. We capitalized software development costs of $888,000 in 2006 compared to $701,000 in 2005.

        EXPENSES

        RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $464,000 for the year ended December 31, 2006 from $809,000 in 2005, primarily due to an increase concentration on capitalizable projects and the need for our research and development staff to work on implementations of MIC. We continue to maintain our ongoing effort to enhance the functionality of our products and solutions.

        SALES AND MARKETING. Sales and marketing expenses decreased to $943,000 for the year ended December 31, 2006 from $1,222,000 in 2005, primarily due to a reduction in our marketing and sales staff in 2006.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,461,000 in 2006 as compared to $1,431,000 in 2005. The increase in the general and administrative expenses was mainly due to directors fees paid and an increase in legal fees related to a potential acquisition in 2006.

        OTHER EXPENSE. We had $1,000 of other expense for the year ended December 31, 2006 compared to $0 of other expense for the year ended December 31, 2005. In 2006, other expense was related to a settlement of late fees related to one customer.

        OTHER INCOME. We had $3,000 of other income for the year ended December 31, 2006 compared to $39,000 of other income for the year ended December 31, 2005. In 2006 and 2005, other income was related to late fees collected from customers.

        PROVISION FOR DOUBTFUL ACCOUNTS. We had no provision for doubtful accounts in 2006 and 2005.

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

        At December 31, 2006, we had cash and cash equivalents of $132,000 compared to cash and cash equivalents of $296,000 at December 31, 2005. The decrease in cash and cash equivalents is primarily attributable to the decrease in maintenance revenue.

        CASH FLOWS

        In 2001 and 2002, we raised an aggregate of $2,500,000 in two rounds of debt financing through the sale of our 2008 Debentures, with an aggregate principal amount of $1,800,000, and our 2009 Debentures, with an aggregate principal amount of $700,000, respectively. Interest on the unpaid principal amount of the outstanding debentures is payable monthly at the rate of 8% per annum. We had been required repay principal on the 2008 Debentures and 2009 Debentures since July 2004 and July 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then-remaining principal amount of such debentures. Since 2004 and 2005, the holders of our 2008 Debentures and 2009 Debentures, respectively, have elected to convert all of our required monthly installment payments of principal into shares of our common stock at the conversion rate of $.30 per share in lieu of receiving such payments in cash. On March 23, 2007, the RENN funds elected to convert all of their remaining unpaid principal amount due on their 2008 Debentures and 2009 Debentures, totaling $1,631,601. After giving effect to this conversion, as of March 23, 2007, our only outstanding debentures are an aggregate principal amount of $295,880 that remains outstanding on the 2008 Debentures. The 2008 Debentures mature on July 1, 2008, unless they are earlier redeemed by us or the holder or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures.

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

        In December 31, 2006, we had working capital deficit of $898,000 compared to working capital deficit of $237,000 at December 31, 2005. This decrease in our working capital resulted primarily from a decrease in our maintenance revenues. Net cash provided from operating activities totaled approximately $738,000 in 2006 compared to approximately $1,041,000 in 2005. In 2006, cash flow from operating activities represented the Company's principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.

        In 2006, net cash used for investing activities was approximately $907,000 compared to approximately $910,000 in 2005. We expect capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.

        In 2006, net cash provided from financing activities was approximately $4,000 compared to approximately $21,000 in 2005. The cash provided from financing activities in 2006 and 2005 consisted of proceeds from the exercise of stock options.

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

        As of December 31, 2006, we were not in compliance with the financial covenants set forth in the convertible loan agreements governing these debentures, and as of such date, we received limited waivers to the convertible loan agreements under which the holders of the debentures waived such non-compliance.

        In 2006, the holders of the 2008 Debentures and the 2009 Debentures elected to convert an aggregate of $127,254 in principal of such debentures, representing a portion of their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. In January 2007, the holders of the debentures elected to convert the remaining portion of their monthly principal installments due in 2006, totaling $119,807, into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. As of December 31, 2006, we repaid $385,777 aggregate principal amount of the 2008 Debentures and $66,933 aggregate principal amount of the 2009 Debentures, and after giving effect to the conversion, as of December 31, 2006, the 2008 Debentures and 2009 Debentures had an aggregate outstanding principal amount of $2,470,290. We made an aggregate of $173,308 of interest payments on the debentures during 2006.

        On March 23, 2007, the RENN funds elected to convert the remaining unpaid principal amount due on their 2008 Debentures and 2009 Debentures. As of March 23, 2007, an aggregate principal amount of $295,880 remains outstanding on the 2008 Debentures. In 2007, we will be required to make payments of $33,616 in principal amount of the 2008 Debentures and we expect to make interest payments of approximately $2,700 in the aggregate during 2007. In addition, upon maturity of our 2008 Debentures in July 2008, we will be required to repay the outstanding principal balance on our 2008 Debentures, which is expected to be approximately $262,264.

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

        We believe that our current cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs for at least the next twelve months. We do not anticipate any material changes in our sources of and needs for capital. Our ability to fund our working capital needs, address planned capital expenditures and make payments on or refinance our indebtedness will depend on our ability to generate cash in the future. We anticipate generating future working capital through sales to new customers and continued sales and services to our existing customers. If the holders of our outstanding 2008

Debentures do not elect to convert their debentures, we will require cash to service our indebtedness, which consists primarily of our obligations to make monthly principal and interest payments on the debentures.

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

        Material risks to cash flow from operations include delayed or reduced cash payments accompanying sales of new licenses or a decline in our services business. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. We cannot be assured that our cash flow from operations will be sufficient, or that future borrowing will be available, to enable us to pay our indebtedness. Furthermore, we cannot be assured that any or all of the holders of our outstanding debentures will continue to elect to convert all or a portion of their monthly cash installments of principal into shares of our common stock in any future periods. If we are unable to pay our indebtedness through cash flows from operations, we may need additional financing, and we cannot be certain that we will be able to obtain additional financing with favorable terms.

        We do not expect for there to be a change in the mix or relative cost of our sources of capital. If we were to seek to obtain additional capital, we would be required to obtain approval from the holders of our debentures. We do not foresee difficulty in obtaining such approval, but we have not recently sought approval to raise additional capital.

        NET OPERATING LOSS CARRYFORWARDS

        At December 31, 2006, we had approximately $26,700,000 of federal net operating tax loss carryforwards expiring at various dates through 2026. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period, which is generally a three-year period. As a result of stock which may be issued by us from time to time, including the stock which may be issued relating to our outstanding convertible debentures and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

CONTRACTUAL OBLIGATIONS

        The following table summarizes our significant contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods(1):

                                         PAYMENTS DUE BY PERIOD
                                         ----------------------
                                         (DOLLARS IN THOUSANDS)

                                                             LESS                               MORE
                                                             THAN         1-3        3-5        THAN
                                                TOTAL       1 YEAR       YEARS      YEARS      5 YEARS
                                              --------      ------      ------      ------     -------
       CONTRACTUAL OBLIGATIONS
---------------------------------------
Operating Leases..........................      $2,556      $  488      $1,361      $1,256      $  359

8% Convertible Debentures due
  2008 - principal(2)(3) .................       1,414         234       1,414          --          --

8% Convertible Debentures due
  2008 - interest(2) .....................         145         100         145          --          --

8% Convertible Debentures due
  2009 - principal(2)(4)..................         621          93         621         468          --

8% Convertible Debentures due
  2009 - interest(2) .....................         109          45         109          24          --
                                              --------      ------      ------      ------     -------
Total.....................................      $4,845      $  960      $3,650      $1,748      $  359
                                              --------      ------      ------      ------     -------

-------------------------------------------

        (1) On March 23, 2007, the RENN funds elected to convert the remaining unpaid principal amount due on their 2008 Debentures and 2009 Debentures. As of March 23, 2007, an aggregate principal amount of $295,880 remains outstanding on the 2008 Debentures and the 2009 Debentures are no longer outstanding.

        (2) In 2001, we issued 8% Convertible Debentures due 2008 with an aggregate principal amount of $1,800,000, and in 2002, we issued 8% Convertible Debentures due 2009 with an aggregate principal amount of $700,000. We have been required to repay principal on the 2008 Debentures and 2009 Debentures since July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount.

        (3) Since July 1, 2004, the holders of the 2008 Debentures elected to convert a portion of their monthly principal installments, totaling $385,777, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installments in cash.

        (4) Since July 1, 2005, the holders of the 2009 Debentures elected to convert a portion of their monthly principal installments, totaling $66,933, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installments in cash.

OFF-BALANCE-SHEET ARRANGEMENTS

        As of December 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In September 2006, the SEC issued Staff Accounting Bulletin 108 ("SAB 108"), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on our results of operations, cash flows or financial position.

        In September 2006, the FASB issued Statement No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. We are currently evaluating the effect, if any, of SFAS 157 on our consolidated financial statements.

        In June 2006, the FASB issued FASB interpretation ("FIN") No. 48. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. We will adopt the provisions of FIN 48 in the first quarter of 2007 as required. The adoption of FIN 48 is not expected to have a material effect on our consolidated financial statements.

        In June 2006, the EITF ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached by the EITF that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. We do not believe that EITF 06-3 will impact the method for recording these sales taxes in our consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange
Act). Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in the our reports filed or submitted under the Exchange Act. There has been no change in the our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information, as of March 30, 2007, regarding our executive officers:

        NAME                      AGE            POSITION
        ----                      ---            --------
        John W. Roblin             62      President and Chief Executive Officer
        Maryanne Z. Gallagher      45      Chief Operating Officer
        Manish D. Shah             35      Chief Technology Officer
        Ann F. Massey              48      Chief Financial Officer

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

        MANISH D. SHAH has served as our Chief Technology Officer since May 2004. Mr. Shah served as our Director of Technology from December 2002 through May 2004 and served as our technology consultant from September 2000 through December 2001. Prior to joining us, Mr. Shah held several technology management positions at various companies such as Andersen Consulting, P&O Nedlloyd and Tata Consultancy Services in different industries for over 10 years.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

   (a)   THE FOLLOWING ARE FILED AS A PART OF THIS REPORT.

        (1)     FINANCIAL STATEMENTS

                Reference is made to the Index to Financial Statements on Page
                42.

        (2)     FINANCIAL STATEMENT SCHEDULE

                II - Valuation and qualifying
                accounts....................................................F-25

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

     10(c)(13)+ Cover-All Technologies, Inc. Amended and Restated 2005 Stock
                Incentive Plan [incorporated by reference to Exhibit 10(c)(13) the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

     10(c)(14)+ Form of Non-Qualified Stock Option Agreement [incorporated by reference to Exhibit 10(c)(14) the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

     10(c)(15)+ Form of Incentive Stock Option Agreement [incorporated by reference to Exhibit 10(c)(15) the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

     10(c)(16)+ Form of Restricted Stock Grant Agreement [incorporated by reference to Exhibit 10(c)(16) the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

     10(c)(17)+ Form of Non-Qualified Stock Option Agreement (for
                Consultants) [incorporated by reference to Exhibit 10(c)(13) the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

     10(d)(1) Lease Agreement, dated March 3, 2005, by and between the Registrant and Fairfield 80 Venture, LLC [incorporated by reference to Exhibit 10(d)(4) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 25, 2005].

     10(e)(1)+  Employment Agreement, dated December 31, 2003, by and between the Registrant and John Roblin [incorporated by reference to
                Exhibit 10(e)(3) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 29, 2004].

     10(e)(2)+  Letter Agreement, dated May 11, 2005, between the Registrant and John Roblin [incorporated by reference to Exhibit 10(e)(4) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 13, 2005].

     10(e)(3)+  Tuition Reimbursement Agreement, dated September 1, 2006, between the Registrant and Manish D. Shah [incorporated by reference to Exhibit 10(p) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on September 1, 2006].

     10(e)(4)+  Employment Agreement, dated December 26, 2006, by and between the Registrant and John Roblin [incorporated by reference to
                Exhibit 10(e)(5) to the Registrant's Form 8-K (Commission File No. 0-13124) filed on December 27, 2006].

     10(f)(1) Stock Purchase Agreement, dated as of June 9, 2000, between the Registrant and Vault Management Limited [incorporated by reference to Exhibit 10(p)(2) to the Registrant's Quarterly Report on Form 10-Q/A (Commission File No. 0-13124) filed on August 24, 2000].

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

     10(i)(12)  Limited Waiver to Convertible Loan Agreements, dated as of
                December 31, 2005, by Renaissance US Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(i)(12) to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 2006.]

     10(i)(13)  Limited Waiver to Convertible Loan Agreements, dated as of
                March 31, 2006, by and between Renaissance US Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(i)(19) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006.]

     10(i)(14)  Limited Waiver to Convertible Loan Agreements, dated as of
                June 30, 2006, by Renaissance US Growth Investment Trust PLC (formerly known as Renaissance US Growth & Income Trust PLC) and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(i)(20) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August
                14, 2006.]

     10(i)(15)  Limited Waiver to Convertible Loan Agreements, dated as of
                September 30, 2006, by and between Renaissance US Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC [incorporated by reference to Exhibit 10(i)(21) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on November 14, 2006.]

     10(i)(16)* Limited Waiver to Convertible Loan Agreements, dated as of
                December 31, 2006, by Renaissance US Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC.

     14 Code of Ethics and Business Conduct [incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 2006.]

     21         Subsidiaries of the Registrant [incorporated by reference to
                Exhibit 21 to the Registrant's Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 11, 1996].

     23.1*      Consent of Moore Stephens, P.C.

     23.2*      Consent of Moore Stephens, P.C.

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

COVER-ALL TECHNOLOGIES INC.
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm.................    F-1

Consolidated Balance Sheets - December 31, 2006 and 2005................    F-2

Consolidated Statements of Operations - Years Ended December 31, 2006,
2005 and 2004...........................................................    F-4

Consolidated Statements of Changes in Stockholders' [Deficit] -
Years Ended December 31, 2006, 2005 and 2004............................    F-6

Consolidated Statements of Cash Flows - Years Ended December 31,
2006, 2005 and 2004.....................................................    F-7

Notes to Consolidated Financial Statements..............................    F-9

Financial Statement Schedule II -
Valuation and Qualifying Accounts.......................................    F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cover-All Technologies Inc.

We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and its subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' [deficit], and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements and the consolidated financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. and its subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of Cover-All Technologies Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R).

                                                    MOORE STEPHENS, P. C.
                                                    Certified Public Accountants

New York, New York
March 27, 2007

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                              DECEMBER 31,
                                                                              ------------
                                                                        2006               2005
                                                                    -----------         -----------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                        $   131,847         $   296,159
   Accounts Receivable [Less Allowance for Doubtful Accounts
     of $25,000 in 2006 and 2005]                                     1,356,069           1,803,333
   Prepaid Expenses                                                     322,372             526,311
                                                                    -----------         -----------

   TOTAL CURRENT ASSETS                                               1,810,288           2,625,803
                                                                    -----------         -----------

PROPERTY AND EQUIPMENT - AT COST:
   Furniture, Fixtures and Equipment                                    449,796             431,077
   Less: Accumulated Depreciation                                      (251,304)           (188,154)
                                                                    -----------         -----------

   PROPERTY AND EQUIPMENT - NET                                         198,492             242,923
                                                                    -----------         -----------

CAPITALIZED SOFTWARE [LESS ACCUMULATED AMORTIZATION OF
   $9,301,096 AND $8,186,661 IN 2006 AND 2005, RESPECTIVELY]          1,376,437           1,602,836
                                                                    -----------         -----------

DEFERRED FINANCING COSTS [NET OF ACCUMULATED AMORTIZATION OF
   $180,565 AND $146,092 IN 2006 AND 2005, RESPECTIVELY]                 60,746              95,219
                                                                    -----------         -----------

OTHER ASSETS                                                            110,151             110,151
                                                                    -----------         -----------

   TOTAL ASSETS                                                     $ 3,556,114         $ 4,676,932
                                                                    ===========         ===========


See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                             2006                 2005
                                                                         ------------         ------------
LIABILITIES AND STOCKHOLDERS' [DEFICIT]:
CURRENT LIABILITIES:
   Accounts Payable                                                      $    459,879         $    538,889
   Accrued Liabilities                                                        609,510              484,047
   Deferred Charges                                                             2,532                7,539
   Convertible Debentures                                                     325,796              237,499
   Convertible Debentures - Related Party                                      13,002                9,562
   Unearned Revenue                                                         1,297,581            1,585,556
                                                                         ------------         ------------

   TOTAL CURRENT LIABILITIES                                                2,708,300            2,863,092
                                                                         ------------         ------------

LONG-TERM LIABILITIES:
   Deferred Charges                                                           163,787              151,241
   Convertible Debentures                                                   1,642,926            1,853,594
   Convertible Debentures - Related Party                                      65,566               73,889
                                                                         ------------         ------------

   TOTAL LONG-TERM LIABILITIES                                              1,872,279            2,078,724
                                                                         ------------         ------------

   TOTAL LIABILITIES                                                        4,580,579            4,941,816
                                                                         ------------         ------------

COMMITMENTS AND CONTINGENCIES                                                      --                   --
                                                                         ------------         ------------

STOCKHOLDERS' [DEFICIT]:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     19,491,504 and 19,059,823 Shares Issued and 16,991,504 and
     16,559,823 Shares Outstanding in 2006 and 2005, Respectively             194,915              190,598

   Capital In Excess of Par Value                                          26,735,207           26,499,240

   Accumulated Deficit                                                    (27,251,587)         (26,251,722)

   Treasury Stock - At Cost - 2,500,000 Shares                               (703,000)            (703,000)
                                                                         ------------         ------------

   TOTAL STOCKHOLDERS' [DEFICIT]                                           (1,024,465)            (264,884)
                                                                         ------------         ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' [DEFICIT]                         $  3,556,114         $  4,676,932
                                                                         ============         ============


See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                            YEARS ENDED
                                                        ---------------------------------------------------
                                                                            DECEMBER 31,
                                                        ---------------------------------------------------
                                                           2006                2005                2004
                                                        -----------         -----------         -----------
REVENUES:
   Licenses                                             $ 1,375,713         $ 1,322,733         $ 3,435,353
   Maintenance                                            3,471,480           3,637,470           4,355,730
   Professional Services                                  1,176,562           1,063,933             866,186
   Application Service Provider ["ASP"] Services          1,264,740           1,230,750             616,792
                                                        -----------         -----------         -----------

   TOTAL REVENUES                                         7,288,495           7,254,886           9,274,061
                                                        -----------         -----------         -----------

COSTS OF REVENUES:
   Licenses                                               1,280,232           1,566,018           1,504,587
   Maintenance                                            3,013,900           2,834,195           2,773,481
   Professional Services                                    570,222             498,254             431,815
   ASP Services                                             379,767             188,851             126,315
                                                        -----------         -----------         -----------

   TOTAL COSTS OF REVENUES                                5,244,121           5,087,318           4,836,198
                                                        -----------         -----------         -----------

   DIRECT MARGIN                                          2,044,374           2,167,568           4,437,863
                                                        -----------         -----------         -----------

OPERATING EXPENSES:
   Sales and Marketing                                      943,187           1,221,511           1,256,589
   General and Administrative                             1,461,209           1,431,361           1,403,729
   Research and Development                                 464,088             808,847             760,120
   Provision for Doubtful Accounts                               --                  --              22,400
                                                        -----------         -----------         -----------

   TOTAL OPERATING EXPENSES                               2,868,484           3,461,719           3,442,838
                                                        -----------         -----------         -----------

   OPERATING [LOSS] INCOME                                 (824,110)         (1,294,151)            995,025
                                                        -----------         -----------         -----------

OTHER EXPENSE [INCOME]:
   Interest Expense                                         170,829             181,367             191,357
   Interest Expense - Related Party                           6,512               7,169               8,584
   Interest Income                                              (15)             (9,883)             (3,840)
   Other Expense                                              1,377                  --                  --
   Other Income                                              (2,948)            (38,600)            (17,380)
                                                        -----------         -----------         -----------

   TOTAL OTHER EXPENSE                                      175,755             140,053             178,721
                                                        -----------         -----------         -----------

   [LOSS] INCOME BEFORE INCOME TAXES EXPENSE               (999,865)         (1,434,204)            816,304

INCOME TAXES EXPENSE                                             --                  --              48,905
                                                        -----------         -----------         -----------

   NET [LOSS] INCOME                                    $  (999,865)        $(1,434,204)        $   767,399
                                                        ===========         ===========         ===========

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                               YEARS ENDED
                                                      -----------------------------------------------------------
                                                                               DECEMBER 31,
                                                      -----------------------------------------------------------
                                                           2006                  2005                  2004
                                                      -----------------------------------------------------------
BASIC [LOSS] EARNINGS PER COMMON SHARE                $         (.06)       $          (.09)       $          .05
                                                      ==============        ===============        ==============

DILUTED [LOSS] EARNINGS PER COMMON SHARE              $         (.06)       $          (.09)       $          .04
                                                      ==============        ===============        ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR BASIC [LOSS] EARNINGS PER
   COMMON SHARE                                           16,732,000             16,141,000            15,515,000
                                                      ==============        ===============        ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR DILUTED [LOSS] EARNINGS PER
   COMMON SHARE [SEE NOTE 6]                              16,732,000             16,141,000            23,995,000
                                                      ==============        ===============        ==============

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------

                                                                                                                    TOTAL
                                                            CAPITAL IN                                           STOCKHOLDERS'
                                                             EXCESS OF          ACCUMULATED     TREASURY           EQUITY
                                       COMMON STOCK          PAR VALUE           DEFICIT          STOCK           [DEFICIT]
                                       ------------        ------------        ------------    ------------     ------------
BALANCE AT JANUARY 1, 2004             $    178,462        $ 26,150,447        $(25,584,917)   $   (703,000)    $     40,992

   Exercise of 50,750 Stock
     Options                                    508              13,705                  --              --           14,213
   Conversion of $105,335 of
     Convertible Debt [See Note
     10]                                      3,511             101,824                  --              --          105,335
   Net Income                                    --                  --             767,399              --          767,399
                                       ------------        ------------        ------------    ------------     ------------

BALANCE AT DECEMBER 31, 2004                182,481          26,265,976         (24,817,518)       (703,000)         927,939

   Exercise of 78,000 Stock
     Options                                    780              20,480                  --              --           21,260
   Conversion of $220,121 of
     Convertible Debt [See Note
     10]                                      7,337             212,784                  --              --          220,121
   Net [Loss]                                  --                  --            (1,434,204)             --       (1,434,204)
                                       ------------        ------------        ------------    ------------     ------------

BALANCE AT DECEMBER 31, 2005                190,598          26,499,240         (26,251,722)       (703,000)        (264,884)

   Exercise of 7,500 Stock
     Options                                     75               3,900                  --              --            3,975
   Conversion of $127,254 of
     Convertible Debt [See Note
     10]                                      4,242             123,012                  --              --          127,254
   Non-Cash Stock Based
     Compensation                              --               109,055                  --              --          109,055
   Net [Loss]                                  --                  --              (999,865)             --         (999,865)
                                       ------------        ------------        ------------    ------------     ------------

BALANCE AT DECEMBER 31, 2006           $    194,915        $ 26,735,207        $(27,251,587)   $  (703,000)     $ (1,024,465)
                                       ============        ============        ============    ============     ============

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                YEARS ENDED
                                                            ---------------------------------------------------
                                                                                DECEMBER 31,
                                                            ---------------------------------------------------
                                                               2006                2005                 2004
                                                            -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   [Loss] Income from Continuing Operations                 $  (999,865)        $(1,434,204)        $   767,399
   Adjustments to Reconcile Net [Loss] Income to Net
     Cash Provided by Operating Activities:
     Depreciation                                                63,150              96,146              74,819
     Amortization of Capitalized Software                     1,114,435             981,168           1,008,015
     Amortization of Deferred Financing Costs                    34,473              34,473              34,473
     Provision for Doubtful Accounts                                 --                  --              22,400
     Noncash Stock-Based Compensation                           109,055                  --                  --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                      447,264           1,810,548          (1,956,198)
       Prepaid Expenses                                         203,939             (98,320)            (74,927)
       Other Current Assets                                          --             (50,816)                309

     Increase [Decrease] in:
       Accounts Payable                                         (79,010)              2,420             414,322
       Taxes Payable                                                 --             (48,905)             48,905
       Accrued Liabilities                                      125,464            (345,469)            453,969
       Deferred Charges                                           7,539             197,943                  --
       Unearned Revenue                                        (287,975)           (103,750)           (796,137)
                                                            -----------         -----------         -----------

   NET CASH PROVIDED FROM [USED FOR] CONTINUING
     OPERATING ACTIVITIES                                       738,469           1,041,234              (2,651)
                                                            -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                         (18,719)           (209,403)            (73,118)
   Capitalized Software Expenditures                           (888,037)           (700,556)           (987,993)
                                                            -----------         -----------         -----------

   NET CASH [USED FOR] INVESTING ACTIVITIES                    (906,756)           (909,959)         (1,061,111)
                                                            -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Exercise of Stock Options                        3,975              21,260              14,213
                                                            -----------         -----------         -----------

   [DECREASE] INCREASE IN CASH AND CASH EQUIVALENTS            (164,312)            152,535          (1,049,549)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                  296,159             143,624           1,193,173
                                                            -----------         -----------         -----------

   CASH AND CASH EQUIVALENTS - END OF YEARS                 $   131,847         $   296,159         $   143,624
                                                            ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                               $   170,829         $   181,367         $   191,357
     Interest - Related Party                               $     6,512         $     7,169         $     8,584
     Income Taxes                                           $        --         $    50,000         $        --

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

        In 2006, the holders of the 2008 Debentures and the 2009 Debentures elected to convert a portion of their monthly principal installments due in 2006, totaling $127,254, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. In connection with this conversion, we issued to the holders of the 2008 Debentures and the 2009 Debentures an aggregate of 424,181 shares of our common stock. In January 2007, the holders of the 2008 Debentures and the 2009 Debentures elected to convert the remaining portion of their monthly principal installments due in 2006, totaling $119,807, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. In connection with this conversion, we issued to the holders of the 2008 Debentures and the 2009 Debentures an aggregate of 399,358 shares of our common stock. We made an aggregate of $173,000 of interest payments on the debentures during 2006.

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

RISK CONCENTRATIONS - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments. The amount of cash beyond insured amounts at December 31, 2006 and 2005 was approximately $269,974 and $282,370, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers principally major insurance companies, who are dispersed across many geographic regions. As of December 31, 2006, four customers accounted for approximately 68% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

STOCK-BASED COMPENSATION - On January 1, 2006, we adopted SFAS No. 123R, "SHARE-BASED PAYMENT," or SFAS 123R, which is a revision of SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION," or SFAS 123, and supersedes APB No. 25, "ACCOUNTING FOR STOCK ISSUES TO EMPLOYEES," or APB 25. Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards. Prior to our adoption of SFAS 123R, we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for share-based awards. Historically, we have generally set the exercise price for our stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and we did not record any compensation expense unless the terms of the options were subsequently modified. For restricted stock awards, the calculation of compensation expense under APB 25 and SFAS 123R is the same.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, our consolidated financial statements for the years ended December 31, 2005 and 2004 have not been restated to reflect the impact of SFAS 123R. For the year ended December 31, 2006, we recognized $109,055 of stock-based compensation expense in our consolidated financial statements. We recognized expense because we had (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006 and (b) stock options granted subsequent to January 1, 2006.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------


[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

PROPERTY AND EQUIPMENT - Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets. Depreciation expense in 2006, 2005 and 2004 was $63,150, $96,146 and $74,819, respectively.

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

ADVERTISING EXPENSE - We expense advertising costs as incurred. Advertising expense in 2006, 2005 and 2004 was $63,198, $127,682 and $166,731, respectively.

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

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Equity instruments that may dilute earnings per share in the future are listed in Note 5.

The dilutive effect of convertible debt is reflected in diluted earnings per share by the application of the if-converted method. The convertible debt could potentially dilute basic earnings per share in future periods.

[2] RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the SEC issued Staff Accounting Bulletin 108 ("SAB 108"), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company's results of operations, cash flows or financial position.

In September 2006, the FASB issued Statement No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. The Company will adopt the provisions of FIN 48 in the first quarter of 2007 as required. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial statements.

In June 2006, the EITF ratified EITF Issue 06-3, HOW TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENTAL AUTHORITIES SHOULD BE PRESENTED IN THE INCOME STATEMENT (THAT IS, GROSS VERSUS NET PRESENTATION). A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. EITF 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------


[3] COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

OPERATING LEASES - We lease approximately 20,000 square feet of office space under a lease which expires in October 2012.

Rent expense was $412,135, $383,101 and $341,756 for the years ended December 31, 2006, 2005 and 2004, respectively.

Our future minimum rental commitments under the noncancellable operating lease in effect at December 31, 2006 were as follows:

Year Ending
December 31,
------------
   2007                                                       $       453,886
   2008                                                               448,304
   2009                                                               419,683
   2010                                                               405,567
   2011                                                               430,602
   Thereafter                                                         358,835
                                                              ---------------

   TOTAL                                                      $     2,516,877
   -----                                                      ===============

EMPLOYMENT CONTRACTS - We have an employment contract with one of our executives with an expiration date of December 31, 2007. The aggregate commitment for future salary at December 31, 2006 was approximately $300,000.

[4] INCOME TAXES

An analysis of the components of the income tax provision is as follows:

                                                     YEARS ENDED
                               -------------------------------------------------
                                                    DECEMBER 31,
                               -------------------------------------------------
                                    2006                2005              2004
                               -------------        -------------        -------
Current:
   Federal                     $          --        $          --        $    --
   State                                  --                   --         48,905
                               -------------        -------------        -------

   Totals                                 --                   --         48,905
                               -------------        -------------        -------

Deferred:
   Federal                                --                   --             --
   State                                  --                   --             --
                               -------------        -------------        -------

   Totals                                 --                   --             --
                               -------------        -------------        -------

   NET INCOME TAXES PROVISION  $          --        $          --        $48,905
   --------------------------  =============        =============        =======

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------



[4] INCOME TAXES [CONTINUED]

The income tax for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                                     YEARS ENDED
                                                              ------------------------------------------------------
                                                                                     DECEMBER 31,
                                                              ------------------------------------------------------
                                                                    2006                  2005                2004
                                                              ---------------        --------------        ---------
Computed Federal Statutory Tax [Benefit]                      $      (340,000)       $     (488,000)       $ 278,000
Valuation Allowance to Reduce Deferred Tax Asset                      340,000               488,000               --
Tax Benefit of Federal Net Operating Loss Carryforward                     --                    --         (278,000)
Sale of State Net Operating Loss Carryforward                              --                    --               --
Effect of State Taxes [Net of Federal Benefit]                             --                    --           48,905
                                                              ---------------        --------------        ---------

   ACTUAL TAX                                                 $            --        $           --        $  48,905
   ----------                                                 ===============        ==============        =========

The components of the net deferred tax asset and liability were as follows:

                                                        YEARS ENDED
                                                        DECEMBER 31,
                                                        ------------
                                                  2006                 2005
                                               -----------         -----------
Deferred Tax Assets - Current:
   Accounts Receivable Allowance               $    10,000         $    10,000
   Vacation Accrual                                 15,000              15,000
   Valuation Allowance                             (25,000)            (25,000)
                                               -----------         -----------

   CURRENT DEFERRED TAX ASSET                  $        --         $        --
   --------------------------                  ===========         ===========

Deferred Tax Asset [Liability] - Long-Term:
   Net Operating Loss Carryforward             $ 9,190,000         $ 8,760,000
   Stock Options                                    80,000              80,000
   Capitalized Software                           (550,000)           (640,000)
   Depreciation and Amortization                    15,000              15,000
   Valuation Allowance                          (8,735,000)         (8,215,000)
                                               -----------         -----------

   LONG-TERM DEFERRED TAX ASSET                $       --          $        --
   ----------------------------                ===========         ===========

A 100% valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset. The net change during 2006 and 2005 in the total valuation allowance is $520,000 and $235,000, respectively

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------


[4] INCOME TAXES [CONTINUED]

At December 31, 2006, we had approximately $26,700,000 of federal net operating tax loss carryforwards expiring at various dates through 2026. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time, including the stock which may be issued related to our outstanding convertible debentures [See Note 8] and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

[5] STOCK OPTION AND STOCK PURCHASE PLANS

In June 2005, we adopted the 2005 Stock Incentive Plan (which we amended and restated in 2006 and refer to as the 2005 Plan). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees as consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At December 31, 2006 and 2005, 4,780,000 and 5,000,000 shares, respectively, were available for grant under the 2005 Stock Incentive Plan.

In March 1995, we adopted the 1995 Employee Stock Option Plan, which was amended in April 1997 and June 2000. Options for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees at an exercise price determined by the Board of Directors on the date of grant. Options may be granted as incentive or non-qualified stock options with a term of not more than ten years. At December 31, 2006, 2005 and 2004, -0-, -0- and 1,784,525 shares, respectively, were available for grant under the 1995 Employee Stock Option Plan. The 1995 Employee Stock Option Plan expired in March 2005.

On November 15, 1994, we adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees ["non-employee directors"]. The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000. Each non-employee director who is serving on a "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At December 31, 2006, 2005 and 2004, 750,000, 750,000 and 750,000 shares, respectively, were available for grant under the 1994 Stock Option Plan for Independent Directors.

In October 1994, we adopted the 1994 Non-Qualified Stock Option Plan for Consultants. Options for the purchase of up to 200,000 shares may be granted by the Board of Directors to any individual who has entered into a written consulting contract with us. The non-qualified stock options will have up to a 5 year term from date of grant and will be exercisable at a price and time as determined by the Board of Directors on the date of grant. At December 31, 2006, 2005 and 2004, -0-, -0- and -0- shares, respectively, were available for grant under the 1994 Non-Qualified Stock Option Plan for Consultants. This Plan expired in October 2004.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------

[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

                                                 EXERCISE      WEIGHTED-AVERAGE
                                                   PRICE           REMAINING       WEIGHTED-AVERAGE
                                  SHARES         PER SHARE      CONTRACTUAL LIFE     EXERCISE PRICE
                                  ------         ---------      ----------------     --------------
Balance, December 31, 2003      2,903,750     $  .27 - 4.00        2.4 Years            $   .75

   Granted                         10,000        .31 -  .31        2.7 Years                .31
   Exercised                      (50,750)       .26 -  .31                                 .28
   Canceled                       (31,500)       .46 -  .60                                 .58
   Expired                             --                --                                  --

Balance, December 31, 2004      2,831,500     $  .23 - 4.00        1.7 Years            $   .76

   Granted                        100,000        .61 -  .61        4.0 Years                .61
   Exercised                      (78,000)       .27 -  .29                                 .27
   Canceled                       (54,000)       .31 -  .60                                 .50
   Expired                        (29,000)       .27 -  .29                                 .28

Balance, December 31, 2005      2,770,500     $  .23 - 4.00        1.7 Years            $   .78

   Granted                        220,000        .36 -  .41        4.6 Years                .41
   Exercised                       (7,500)       .53 -  .53                                 .53
   Canceled                       (78,000)       .27 -  .61                                 .44
   Expired                       (887,000)       .23 - 4.00                                 .36

Balance, December 31, 2006      2,018,000     $  .23 - 2.00        1.8 Years            $   .93

The options granted during 2006 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                       NUMBER         WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
                                       GRANTED         EXERCISE PRICE       FAIR VALUE
                                  ---------------      ---------------     -----------
Exercise Price at Stock Price             220,000        $         .41     $       .27
                                  ===============      ===============     ===========

The options granted during 2005 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                        NUMBER        WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
                                        GRANTED        EXERCISE PRICE       FAIR VALUE
                                  ---------------      ---------------     -----------
Exercise Price at Stock Price               100,000    $           .61     $       .40
                                  =================    ===============     ===========

The options granted during 2004 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

                                        NUMBER        WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
                                        GRANTED        EXERCISE PRICE       FAIR VALUE
                                  ---------------      ---------------     -----------
Exercise Price at Stock Price                10,000    $           .31     $       .31
                                  =================    ===============     ===========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------

[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

Exercisable options at December 31, 2006, 2005 and 2004 were as follows:

                              NUMBER OF                    WEIGHTED-AVERAGE
DECEMBER 31,             EXERCISABLE OPTIONS                EXERCISE PRICE
------------             -------------------                --------------

   2006                      1,773,250                      $        1.00
   2005                      2,734,167                      $         .78
   2004                      2,442,589                      $         .80

The following table summarizes information about stock options at December 31, 2006:

                                                                                         EXERCISABLE
                                    OUTSTANDING STOCK OPTIONS                           STOCK OPTIONS
                         ---------------------------------------------------      --------------------------
                                       WEIGHTED-AVERAGE
   RANGE OF                                REMAINING        WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
EXERCISE PRICES          SHARES        CONTRACTUAL LIFE     EXERCISE PRICE        SHARES     EXERCISE PRICE
---------------          ------        ----------------     --------------        ------     --------------
$ .23 -  $ .36              170,000        3.2 Years          $    .32            160,000        $    .32
$ .41 -  $ .53              685,000        5.7 Years          $    .49            475,000        $    .53
$ .60 -  $1.13              280,000        2.0 Years          $    .84            255,250        $    .86
$ 1.25 - $1.25              688,000        0.9 Years          $   1.25            688,000        $   1.25
$ 2.00 - $2.00              195,000        0.6 Years          $   2.00            195,000        $   2.00
--------------        -------------        ---------          --------          ---------        --------

                          2,018,000        1.8 Years          $    .93          1,773,250        $   1.00
                      =============        =========          ========          =========        ========

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, our consolidated financial statements for the years ended December 31, 2005 and 2004 have not been restated to reflect the impact of SFAS 123R. For the year ended December 31, 2006, we recognized $109,055 of stock-based compensation expense in our consolidated financial statements. We recognized expense because we had (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006 and (b) stock options granted subsequent to January 1, 2006. The exercise price for all stock options issued during 2005 and 2004 were equal to or greater than the market price of our stock at the date of the grant. Accordingly, no compensation expense has been recognized for our stock-based compensation plans for fiscal years 2005 and 2004.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------


[5] STOCK OPTION AND STOCK PURCHASE PLANS [CONTINUED]

There were 257,144 warrants outstanding at December 31, 2006. The exercise prices for all the warrants issued and outstanding as of December 31, 2006 were equal to or greater than the market price of our stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

                                    OUTSTANDING        EXERCISE       WEIGHTED-AVERAGE
                                  AND EXERCISABLE       PRICE             REMAINING      Weighted-Average
                                     WARRANTS        PER WARRANT      CONTRACTUAL LIFE     EXERCISE PRICE
                                     --------        -----------      ----------------     --------------
  Balance, December 31, 2004          768,572         $.22 - .62         .80 Years           $   .56

  Granted                                  --
  Expired                            (640,000)                                                    --
                                     ---------                                               -------


  Balance, December 31, 2005          128,572         $.22 - .22         1.25 Years          $   .22

  Granted                             128,572          .35 - .35         4.35 Years              .35
                                     ---------                                               -------

   BALANCE, DECEMBER 31, 2006         257,144         $.22 - .35         2.30 Years          $   .29
                                     =========                                               =======

Exercisable options at December 31, 2006, 2005 and 2004 were as follows:

                               NUMBER OF                      WEIGHTED-AVERAGE
DECEMBER 31,              EXERCISABLE OPTIONS                  EXERCISE PRICE
------------              -------------------                  --------------

  2006                       1,773,250                         $        1.00
  2005                       2,734,167                         $         .78
  2004                       2,442,589                         $         .80

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts was estimated at $.40 and $.31 during 2005 and 2004, respectively.

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

                                                        DECEMBER 31,
                                                        ------------
                                                  2005               2004
                                                 -------            -------

Risk-Free Interest Rate                           3.90%             3.90%
Expected Life                                     3.0 Years         3.0 Years
Expected Volatility                               79%               78%
Expected Dividends                                None              None

We applied the provisions of APB 25 to determine our stock-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of SFAS 123 to our stock-based compensation plans for the years ended December 31, 2005 and 2004.

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                                ------------
                                                            2005          2004
                                                          -------        -------

Net [Loss] Income as Reported                              $ (1,434)     $   767
Deduct: Amount by which Stock-Based Employee
 Compensation as Determined under Fair Value
  Based Method for all Awards Exceeds the Compensation
   as Determined under the Intrinsic Value Method          $     102     $   101
Pro Forma Net [Loss] Income                                $  (1,536)    $   666
Basic [Loss] Earnings Per Share as Reported                $    (.09)    $   .04
Pro Forma Basic [Loss] Earnings Per Share                  $    (.10)    $   .03

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
--------------------------------------------------------------------------------


[6] BASIC EARNINGS PER SHARE DISCLOSURES

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ["EPS"] computations.

                                                                     2 0 0 6            2 0 0 5              2 0 0 4
                                                                   -----------        -----------         --------------
  Numerator:
     Net [Loss] Income                                             $ (999,865)        $(1,434,204)        $      767,399
  Effect of Dilutive Securities:
     Interest Reversal Convertible Debentures [Net of Tax]                  --                 --                118,800
     Incentive Bonus Adjustment [Net of Tax Benefit]                        --                 --                     --
                                                                   -----------        -----------         --------------

     NUMERATOR FOR DILUTED [LOSS] EARNINGS PER
       COMMON SHARE                                               $  (999,865)        $(1,434,204)        $      886,199
                                                                   ===========        ===========         ==============

  Denominator:
     Weighted Average Number of Common Shares
       Outstanding for Basic Earnings Per Common Share              16,732,000         16,141,000             15,515,000
  Effect of Dilutive Securities:
     Exercise of Options                                                    --                 --                424,000
     Exercise of Warrants                                                   --                 --                 73,000
     Conversion of Convertible Debentures                                   --                 --              7,983,000
                                                                   -----------        -----------         --------------

     DENOMINATOR FOR DILUTED [LOSS] EARNINGS PER
       COMMON SHARE                                                 16,732,000         16,141,000             23,995,000
                                                                   ===========        ===========         ==============

  BASIC [LOSS] EARNINGS PER COMMON SHARE                           $      (.06)       $      (.09)        $          .05
                                                                   ===========        ===========         ==============

  DILUTED [LOSS] EARNINGS PER COMMON SHARE                         $      (.06)       $      (.09)                   .04
                                                                   ===========        ===========         ==============

Equity instruments that may dilute earnings per share in the future are listed in Note 5.

The Company's options and warrants were not included in the computation of EPS at December 31, 2006 and 2005 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation at December 31, 2006 and 2005 because it would be antidilutive.

Options to purchase 1,682,000 shares of common stock at prices ranging from $.53 to $4.00 per share were outstanding at December 31, 2004, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

[7] SUPPLEMENTAL DATA

Accrued liabilities consist of the following:

                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                                        ------------
                                                                 2 0 0 6            2 0 0 5
                                                            ----------------    ---------------
Accrued Payroll, Benefits, Temporary Help and Consulting    $        173,668    $       175,258
Accrued Professional Fees                                            222,816            210,058
Other                                                                213,026             98,731
                                                            ----------------    ---------------

   TOTALS                                                   $        609,510    $       484,047
   ------                                                   ================    ===============

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

In 2006, the holders of the 2008 Debentures and the 2009 Debentures elected to convert a portion of their monthly principal installments due in 2006 totaling $127,254, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. In connection with this conversion, we issued to the holders of the 2008 Debentures and the 2009 Debentures an aggregate of 424,181 shares of our common stock. In January 2007, the holders of the 2008 Debentures and the 2009 Debentures elected to convert the remaining portion of their monthly principal installments due in 2006, totaling $119,807, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash. In connection with this conversion, we issued to the holders of the 2008 Debentures and the 2009 Debentures an aggregate of 399,358 shares of our common stock. We made an aggregate of $173,000 of interest payments on the debentures during 2006.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #14
--------------------------------------------------------------------------------


[8] CONVERTIBLE DEBENTURES [CONTINUED]

As of March 31, 2006, we were not in compliance with certain of the financial covenants of the convertible loan agreements and, as of such date, we received limited waivers under which the holders of our debentures waived such non-compliance. As consideration for the receipt of such waivers, we issued to the holders an aggregate of 128,572 warrants to purchase such number of shares of our common stock at an exercise price of $0.35 per share. These warrants expire in 2011.

As of December 31, 2006, we were not in compliance with the financial covenants of the Convertible Loan Agreements and, as of such date, we received limited waivers to the Convertible Loan Agreements under which the holders of our debentures waived such non-compliance.

At December 31, 2006, principal payments due on the convertible debentures were as follows:

2006                                                       $        119,808
2007                                                                218,991
2008                                                              1,240,210
2009                                                                468,281
Thereafter                                                               --
                                                           ----------------

   TOTAL                                                   $      2,047,290
   -----                                                   ================


[9] 401(K) PLAN

After completing a year of service and working 1,000 hours, employees age 21 and over are eligible to participate in our Tax Saver 401(k) Salary Reduction Plan. Employees can save a percentage of pay on a pre-tax basis to an annual maximum of $15,000 for the year ended December 31, 2006. We match $.50 for each $1.00 of the first 5% of pay employees elect to defer. Expenses associated with this plan in 2006, 2005 and 2004 were approximately $73,495, $81,500 and $76,000, respectively.

[10] STOCKHOLDERS' EQUITY

In January 2007, the holders of the 2008 Debentures and 2009 Debentures elected to convert an aggregate of $119,807 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of necessary such installment payments in cash), for 399,358 shares of our common stock at the conversion price of $0.30 per share [See Note 8].

During 2006, the holders of the 2008 Debentures and 2009 Debentures elected to convert an aggregate of $127,254 in principal of such debentures, representing a portion their monthly installments of principal under such debentures (in lieu of necessary such installment payments in cash), for 424,181 shares of our common stock at the conversion price of $0.30 per share [See Note 8].

During 2005, the holders of the 2008 Debentures and 2009 Debentures elected to convert an aggregate of $220,121 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of necessary such installment payments in cash), for 733,739 shares of our common stock at the conversion price of $0.30 per share [See Note 8].

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #15
--------------------------------------------------------------------------------


[10] STOCKHOLDERS' EQUITY [CONTINUED]

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

[11] FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of our cash and cash equivalents, trade receivables and accounts payables and accrued expenses, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities. Management estimates that the carrying amount of our convertible debentures, based on current rates and terms at which we could borrow funds, is approximately $2,000,000 and $2,200,000 at December 31, 2006 and 2005, respectively.

[12] SEGMENT INFORMATION

As of January 1, 2003, we merged the management teams and infrastructures of our two business units, Classic and TAS 2000, into one comprehensive unit. As a result, we no longer separately assess the performance of these products.

[13] MAJOR CUSTOMERS

For the year ended December 31, 2006, sales to three customers amounted to approximately 27%, 13% and 11% of revenues, respectively.

For the years ended December 31, 2005 and 2004, sales to one customer amounted to approximately 23% and 31% of revenues, respectively.

Amounts due from Turkon Line consist of accounts receivable against uncollected commissions earned by the company in a normal course of business.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #16
--------------------------------------------------------------------------------


[14] RELATED PARTY TRANSACTIONS

In 2006, the Company paid Mark Johnston total consulting fees plus expenses related to a potential acquisition of approximately $37,000.

[15] SUBSEQUENT EVENT

On March 23, 2007, we issued an aggregate of 5,438,670 shares of our common stock to Renaissance US Growth & Income Trust PLC and US Special Opportunities Trust PLC, two funds managed by RENN Capital Group, Inc., in connection with their election to convert an aggregate of $1,631,601 principal amount of their 8% convertible debentures due 2008 and 8% convertible debentures due 2009, representing all of their remaining unpaid principal amount due on the debentures, at a conversion price of $0.30 per share. After giving effect to this conversion, as of March 23, 2007, our only outstanding debentures are an aggregate principal amount of $295,880 that remains outstanding on the 2008 Debentures to John Roblin, our Chairman and Chief Executive Officer, and certain other investors. The 2008 Debentures were originally issued in July 2001 with an aggregate principal amount of $1,800,000 and the 2009 Debentures were originally issued in September 2002 with an aggregate principal amount of $700,000.

No cash proceeds were received by us in connection with each conversion of the debentures.

                               . . . . . . . . . .

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                         BALANCE AT
                                          BEGINNING                                                  BALANCE AT
                                          OF PERIOD         ADDITIONS           DEDUCTIONS         END OF PERIOD
                                          ---------         ---------           ----------         -------------
Accumulated amortization of
   capitalized software and
   software license:

     Year Ended December 31, 2006         $8,186,661        $1,114,435        $           --          $9,301,096

     Year Ended December 31, 2005         $7,205,493        $  981,168        $           --          $8,186,661

     Year Ended December 31, 2004         $6,197,478        $1,008,015        $           --          $7,205,493

  Allowance for Doubtful Accounts:

     Year Ended December 31, 2006         $   25,000        $       --        $           --          $   25,000

     Year Ended December 31, 2005         $   25,000        $       --        $           --          $   25,000

     Year Ended December 31, 2004         $   25,000        $       --        $           --          $   25,000

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COVER-ALL TECHNOLOGIES INC.


Date:  April 2, 2007                    By: /s/ John W. Roblin
                                            ------------------------------------
                                           John W. Roblin
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                SIGNATURES                                    TITLE                               DATE
                ----------                                    -----                               ----

/s/ John W. Roblin                           Chairman of the Board, President and             April 2, 2007
-----------------------------------          Chief Executive Officer
John W. Roblin                               (Principal Executive Officer)


/s/ Ann F. Massey                            Chief Financial Officer, Controller and          April 2, 2007
-----------------------------------          Secretary (Principal Financial Officer
Ann F. Massey                                and Principal Accounting Officer)


/s/ Russell Cleveland                        Director                                         April 2, 2007
-----------------------------------
Russell Cleveland


/s/ Earl Gallegos                            Director                                         April 2, 2007
-----------------------------------
Earl Gallegos


/s/ Mark D. Johnston                         Director                                         April 2, 2007
-----------------------------------
Mark D. Johnston