Form 10-Q
period 2007-03-31
COVER ALL TECHNOLOGIES INC
filed 2007-05-11
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                 Outstanding at May 1, 2007
--------------------------------------                --------------------------
Common Stock, $.01 par value per share                   23,013,104 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007
--------------------------------------------------------------------------------

PART I:    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2007 (Unaudited)
           and December 31, 2006 (Audited)................................    3

           Consolidated Statements of Operations for the three
           months ended March 31, 2007 and 2006 (Unaudited)...............    5

           Consolidated Statements of Cash Flows for the three
           months ended March 31, 2007 and 2006 (Unaudited)...............    6

           Notes to Consolidated Financial Statements (Unaudited).........    7

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   11

ITEM 3.    Qualitative and Quantitative Disclosures
           About Market Risk..............................................   18

ITEM 4.    Controls and Procedures........................................   18

PART II:   OTHER INFORMATION

ITEM 1A.   Risk Factors...................................................   20

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds....   20

ITEM 6.    Exhibits.......................................................   20

SIGNATURES ...............................................................   21

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
        ---------------------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   MARCH 31,    DECEMBER 31,
                                                                      2007          2006
                                                                   ----------   ------------
                                                                  (UNAUDITED)     (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents ..................................    $  496,819    $  131,847
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 in 2007 and 2006) ............................     1,117,323     1,356,069
   Prepaid Expenses ...........................................       348,003       322,372
                                                                   ----------    ----------
   Total Current Assets .......................................     1,962,145     1,810,288
                                                                   ----------    ----------
Property and Equipment - At Cost:
   Furniture, Fixtures and Equipment ..........................       449,796       449,796
   Less: Accumulated Depreciation .............................      (266,383)     (251,304)
                                                                   ----------    ----------
   Property and Equipment - Net ...............................       183,413       198,492
                                                                   ----------    ----------
Capitalized Software (Less Accumulated Amortization of
   $9,513,725 and $9,301,096 respectively) ....................     1,429,212     1,376,437
                                                                   ----------    ----------
Deferred Financing Costs (Net of Accumulated Amortization of
   $189,183 and $180,565, respectively) .......................        52,128        60,746
                                                                   ----------    ----------
Other Assets ..................................................       110,026       110,151
                                                                   ----------    ----------
   Total Assets ...............................................    $3,736,924    $3,556,114
                                                                   ==========    ==========

   The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                      MARCH 31,    DECEMBER 31,
                                                                        2007           2006
                                                                    ------------   ------------
                                                                     (UNAUDITED)    (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable .............................................   $    493,547   $    459,879
   Income Taxes Payable .........................................             --             --
   Accrued Liabilities ..........................................        411,560        609,510
   Deferred Charges .............................................          4,979          2,532
   Convertible Debentures .......................................         31,083        325,796
   Convertible Debenture - Related Party ........................         10,361         13,002
   Unearned Revenue .............................................      1,463,409      1,297,581
                                                                    ------------   ------------
   Total Current Liabilities ....................................      2,414,939      2,708,300
                                                                    ------------   ------------
Long-Term Liabilities:
   Deferred Charges .............................................        162,640        163,787
   Convertible Debentures .......................................        190,827      1,642,926
   Convertible Debenture - Related Party ........................         63,609         65,566
                                                                    ------------   ------------
   Total Long-Term Liabilities ..................................        417,076      1,872,279
                                                                    ------------   ------------
   Total Liabilities ............................................      2,832,015      4,580,579
                                                                    ------------   ------------
Commitments and Contingencies ...................................             --             --
                                                                    ------------   ------------
Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
      22,991,675 and 19,059,823 Shares Issued and 22,991,675
      and 16,559,823 Shares Outstanding, Respectively ...........        229,917        194,915

Capital In Excess Of Par Value ..................................     27,787,034     26,735,207

Accumulated Deficit .............................................    (27,112,042)   (27,251,587)

Treasury Stock - At Cost - 2,500,000 Shares .....................             --       (703,000)
                                                                    ------------   ------------
Total Stockholders' Equity ......................................        904,909     (1,024,465)
                                                                    ------------   ------------
Total Liabilities and Stockholders' Equity ......................   $  3,736,924   $  3,556,114
                                                                    ============   ============

   The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                           2007           2006
                                                        -----------   ------------
REVENUES:
   Licenses ........................................    $   203,465   $   248,229
   Maintenance .....................................        826,074       843,694
   Professional Services ...........................        517,308       331,063
   Applications Service Provider ("ASP") Services ..        384,618       316,185
                                                        -----------   -----------
   TOTAL REVENUES ..................................      1,931,465     1,739,171
                                                        -----------   -----------
COST OF REVENUES:
   Licenses ........................................        215,214       314,710
   Maintenance .....................................        726,487       750,432
   Professional Services ...........................        239,917       130,793
   ASP Services ....................................         94,592        90,088
                                                        -----------   -----------
   TOTAL COST OF REVENUES ..........................      1,276,210     1,286,023
                                                        -----------   -----------
   DIRECT MARGIN ...................................        655,255       453,148
                                                        -----------   -----------
OPERATING EXPENSES:
   Sales and Marketing .............................        110,196       236,216
   General and Administrative ......................        277,703       288,238
   Research and Development ........................         90,713       174,973
                                                        -----------   -----------
   TOTAL OPERATING EXPENSES ........................        478,612       699,427
                                                        -----------   -----------
   OPERATING INCOME (LOSS) .........................        176,643      (246,279)
                                                        -----------   -----------
OTHER INCOME (EXPENSE):
   Interest Expense ................................        (35,641)      (42,308)
   Interest Expense - Related Party ................         (1,459)       (1,646)
   Interest Income .................................              2             4
   Other Income ....................................             --           243
                                                        -----------   -----------
   TOTAL OTHER INCOME (EXPENSE) ....................        (37,098)      (43,707)
                                                        -----------   -----------
   INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT) .....        139,545      (289,986)
INCOME TAXES (BENEFIT) .............................             --            --
                                                        -----------   -----------
NET INCOME (LOSS) ..................................    $   139,545   $  (289,986)
                                                        ===========   ===========
BASIC EARNINGS (LOSS) PER COMMON SHARE .............    $       .01   $     (0.02)
                                                        ===========   ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE ...........    $       .01   $     (0.02)
                                                        ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR BASIC EARNINGS (LOSS)
   PER COMMON SHARE ................................     17,873,000    16,560,000
                                                        ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING FOR DILUTED EARNINGS (LOSS)
   PER COMMON SHARE ................................     19,431,000    16,560,000
                                                        ===========   ===========

   The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                          2007        2006
                                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss) ...........................................       $ 139,545   $(289,986)
   Adjustments to Reconcile Net Income (Loss) to
      Net Cash Provided From (Used For) Operating Activities:
         Depreciation ..........................................          15,079      17,018
         Amortization of Capitalized Software ..................         212,629     263,681
         Amortization of Deferred Financing Costs ..............           8,618       8,618
   Changes in Assets and Liabilities:
      (Increase) Decrease in:
         Accounts Receivable ...................................         238,746     833,194
         Prepaid Expenses ......................................         (25,631)     38,859
         Other Assets ..........................................             125        (294)
      Increase (Decrease) in:
         Accounts Payable ......................................          33,668    (230,375)
         Accrued Liabilities ...................................        (197,952)    (27,130)
         Deferred Charges ......................................           1,300       1,301
         Unearned Revenue ......................................         165,828    (101,186)
                                                                       ---------   ---------
   Net Cash Provided From (Used For) Operating Activities ......         591,955     513,700
                                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures ........................................              --          --
   Capitalized Software Expenditures ...........................        (265,404)   (152,229)
                                                                       ---------   ---------
   Net Cash Provided From (Used For) Investing Activities ......        (265,404)   (152,229)
                                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Exercise of Stock Options and Warrants ........          38,421          --
                                                                       ---------   ---------
   Net Cash Provided From Financing Activities .................          38,421          --
                                                                       ---------   ---------
CHANGE IN CASH AND CASH EQUIVALENTS ............................         364,972     361,471
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ................         131,847     296,159
                                                                       ---------   ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD ......................       $ 496,819   $ 657,630
                                                                       =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   CASH PAID DURING THE PERIODS FOR:
      Interest .................................................       $  35,641   $  42,308
      Interest - Related Party .................................           1,459       1,646
      Income Taxes .............................................              --          --

   The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

[1] GENERAL

          For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2006. While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. Certain amounts for the prior period have been reclassified to conform with the current period's financial statement presentation. The financial statements include on a consolidated basis the results of its subsidiary. All material intercompany transactions and balances have been eliminated.

          In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of March 31, 2007, and the results of their operations for the three month periods ended March 31, 2007 and 2006, and their cash flows for the three month periods ended March 31, 2007 and 2006. Such adjustments are of a normal and recurring nature. The results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for a full year.

[2] CONVERTIBLE DEBENTURES

          In 2001, we issued $1,800,000 aggregate principal amount of 8% convertible debentures due 2008, which we refer to as the 2008 Debentures, and in 2002, we issued $700,000 aggregate principal amount of 8% convertible debentures due 2009, which we refer to as the 2009 Debentures. The 2008 Debentures were issued to two funds managed by RENN Capital Group, Inc., for an aggregate of $1,400,000, and the remainder of the 2008 Debentures were issued to John Roblin, our Chairman, President and Chief Executive Officer, and certain other investors. Our 2009 Debentures were issued only to the two RENN funds. Our debentures are convertible at the election of the holders into shares of our common stock, at a conversion price of $0.30 per share, subject to adjustment.

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

          On March 23, 2007, the RENN funds elected to convert all of their remaining unpaid principal amount due on their 2008 Debentures and 2009 Debentures, totaling $1,631,601, into 5,438,670 shares of our common stock. After giving effect to this conversion, as of March 23, 2007, our only outstanding debentures are an aggregate principal amount of $295,880 that remains outstanding on the 2008 Debentures, which, at the conversion price of $0.30 per share, are convertible into an aggregate of 986,267 shares of our common stock. Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum. The 2008 Debentures mature on July 1, 2008, unless the debentures are earlier redeemed by us or the holder or converted into shares of our common stock at the holder's option at a conversion price of $0.30 per share, subject to adjustment. We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures. The related financing costs incurred of $187,090 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt. We have been required to repay principal on the 2008 Debentures and 2009 Debentures, since July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount.

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

          As of March 31, 2007, we were not in compliance with one of the financial covenants of the remaining convertible loan agreement and, as of such date, we received limited waivers to the convertible loan agreement under which the holders of our debentures waived such non-compliance.

          At March 31, 2007, principal payments due on the convertible debentures were as follows:

                      2007 ....................   $ 33,616
                      2008 ....................    262,264
                      2009 ....................         --
                      2010 ....................         --
                      2011 ....................         --
                                                  --------
                         TOTAL                    $295,880
                                                  ========

[3] EARNINGS PER SHARE DISCLOSURES

          The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                        FOR THE THREE MONTHS ENDED
                                                              MARCH 31, 2007
                                                 ---------------------------------------
                                                    INCOME         SHARES      PER SHARE
                                                 (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                 -----------   -------------   ---------
Basic EPS:
   (Loss) Available to Common Stockholders ...     $139,545      17,873,480       $.01
Interest Reversal Convertible Debentures
   (Net of Tax) ..............................        3,551              --         --
Effect of Dilutive Securities:
   Exercise of Options .......................           --         492,889         --
   Exercise of Warrants ......................           --          78,572         --
   Conversion of Convertible Debentures ......           --         986,272         --
                                                   --------      ----------       ----
Diluted EPS:
   (Loss) Available to Common Stockholders
       Plus Assumed Conversions...............     $143,096      19,431,213       $.01
                                                   ========      ==========       ====

          Options to purchase 1,008,000 shares of common stock at prices ranging from $1.13 to $2.00 per share were outstanding at March 31, 2007, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

          The Company's options and warrants were not included in the computation of EPS for the period ended March 31, 2007 because to do so would be antidilutive. The Company's convertible debt does not affect the EPS calculation for the period ended March 31, 2007 because it would be antidilutive.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                         FOR THE THREE MONTHS ENDED
                                                               MARCH 31, 2006
                                                  ---------------------------------------
                                                     INCOME         SHARES      PER SHARE
                                                  (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                  -----------   -------------   ---------
Basic EPS:
Income (Loss) Available to Common
   Stockholders ...............................    $(289,986)     16,559,823     $(0.02)
Interest Reversal Convertible Debentures
   (Net of Tax) ...............................           --              --         --
Effect of Dilutive Securities:
   Exercise of Options ........................           --              --         --
   Exercise of Warrants .......................           --              --         --
   Conversion of Convertible Debentures .......           --              --         --
                                                   ---------      ----------     ------
Diluted EPS:
   Income (Loss) Available to Common
      Stockholders Plus Assumed Conversions ...    $(289,986)     16,559,823     $(0.02)
                                                   =========      ==========     ======

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

          We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. In the three months ended March 31, 2006 and 2007, we recognized no stock-based compensation expense in our consolidated financial statements. We did not recognize expense because we did not have any (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006, (b) stock options granted subsequent to January 1, 2006 and (c) restricted stock award grants made both before and after January 1, 2006 that had not yet vested.

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

          In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees as consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At March 31, 2007, 4,780,000 shares were available for grant under the 2005 Plan.

          In November 1994, we adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees. The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000. Each non-employee director who is serving on a "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004 and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At March 31, 2007, 750,000 shares were available for grant under the 1994 Stock Option Plan for Independent Directors.

          A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

                                                             WEIGHTED-AVERAGE
                                             EXERCISE PRICE     REMAINING      WEIGHTED-AVERAGE
                                    SHARES     PER SHARE    CONTRACTUAL LIFE     EXERCISE PRICE
                                  ---------   -----------   ----------------   ----------------
Balance, December 31, 2006 ...    2,018,000   $.23 - 2.00      1.8 years             $.93
   Granted ...................           --            --                              --
   Exercised .................      (55,000)  $ .27 - .27             --             $.27
   Canceled ..................           --            --                              --
   Expired ...................           --            --                              --
Balance, March 31, 2006 ......    1,963,000   $.34 - 2.00      1.6 years             $.95

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        -----------------------------------------------------------------------

          CERTAIN OF THE MATTERS DISCUSSED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, MATTERS DISCUSSED UNDER THIS ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY CONSTITUTE FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT) AND ARE SUBJECT TO THE OCCURRENCE OF CERTAIN CONTINGENCIES WHICH MAY NOT OCCUR IN THE TIME FRAMES ANTICIPATED OR OTHERWISE, AND, AS A RESULT, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. IN ADDITION TO OTHER FACTORS AND MATTERS DISCUSSED ELSEWHERE IN THIS REPORT ON FORM 10-Q AND IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 2, 2007, AND OTHER PERIODIC REPORTS FILED, THESE RISKS, UNCERTAINTIES AND CONTINGENCY INCLUDE, BUT ARE NOT LIMITED TO, RISKS ASSOCIATED WITH INCREASED COMPETITION, CUSTOMER DECISIONS, THE SUCCESSFUL COMPLETION OF CONTINUING DEVELOPMENT OF NEW PRODUCTS, THE SUCCESSFUL NEGOTIATION, EXECUTION AND IMPLEMENTATION OF ANTICIPATED NEW SOFTWARE CONTRACTS, THE SUCCESSFUL ADDITION OF PERSONNEL IN THE MARKETING AND TECHNICAL AREAS AND OUR ABILITY TO COMPLETE DEVELOPMENT AND SELL AND LICENSE OUR PRODUCTS AT PRICES WHICH RESULT IN SUFFICIENT REVENUES TO REALIZE PROFITS, AND OTHER BUSINESS FACTORS BEYOND OUR CONTROL.

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

          We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services. Total revenue for the three months ended March 31, 2007 increased from $1,739,000 to $1,931,000 for the three months ended March 31, 2006, mainly due to an increase in professional services and ASP revenue, which was partially offset by a decrease in license and maintenance revenue.


          The following is an overview of the key components of our revenue and other important financial data for the three months ended March 31, 2007:

          SOFTWARE LICENSES. Our license revenue in the three months ended March 31, 2007 of $203,000 was from existing customers who chose to renew, add onto or extend their use of our software. For the three months ended March 31, 2006, we generated $248,000 in license revenue. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

          MAINTENANCE. Maintenance revenue was $826,000 in the three months ended March 31, 2007 compared to $844,000 in the same period in 2006. The decrease in the first three months of 2007 was mainly due to the non-renewal of existing customers. Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

          PROFESSIONAL SERVICES. The increase in professional services revenue, from $331,000 in the three months ended March 31, 2006 to $517,000 in the same period of 2007, was a result of increased demand for new software capabilities and customizations from our current customer base.

          ASP SERVICES. ASP services revenue was $385,000 in the first three months of 2007 compared to $316,000 in the same period in 2006, due to an expanded and extended contractual relationship with a large customer.

          INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES. Income (loss) before provision for income taxes was $140,000 in the three months ended March 31, 2007 compared to $(290,000) in the same period of 2006 primarily due to an increase in professional services and ASP revenue and a reduction in operating expenses.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

          NET INCOME (LOSS). Net income (loss) for the three months ended March 31, 2007 increased to $140,000 from $(290,000) in the same period of 2006 as a result of an increase in professional services and ASP revenue and a reduction in operating expenses.

          CASH FLOW. We generated $592,000 in positive cash flow from operations in the first three months of 2007 and ended the period with $497,000 in cash and cash equivalents and $1,117,000 in accounts receivable.

          We continue to face competition for growth in 2007 mainly in the marketing and selling of our products and services to new customers, caused by a number of factors, including long sales cycles and general economic and business conditions. In addition, there are risks related to customers' acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize. However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers. Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

RESULTS OF OPERATIONS
---------------------

          The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                             ---------------
                                                               2007    2006
                                                              ------  ------
          REVENUES:
             License                                            10.5%   14.3%
             Maintenance                                        42.8    48.5
             Professional Services                              26.8    19.0
             Applications Service Provider ("ASP") Services     19.9    18.2
                                                              ------  ------
             TOTAL REVENUES                                    100.0   100.0
                                                              ------  ------

          COST OF REVENUES:
             License                                            11.2    18.1
             Maintenance                                        37.6    43.1
             Professional Services                              12.4     7.5
             ASP Services                                        4.9     5.2
                                                              ------  ------
             TOTAL COST OF REVENUES                             66.1    73.9
                                                              ------  ------
             DIRECT MARGIN                                      33.9    26.1
                                                              ------  ------

          OPERATING EXPENSES:
             Sales and Marketing                                 5.7    13.6
             General and Administrative                         14.4    16.6
             Research and Development                            4.7    10.1
                                                              ------  ------
             TOTAL OPERATING EXPENSES                           24.8    40.3
                                                              ------  ------
             OPERATING INCOME (LOSS)                             9.1   (14.2)
                                                              ------  ------

          OTHER EXPENSE (INCOME):
             Interest Expense                                    1.9     2.5
             Interest Income                                      --      --
             Other Income                                         --      --
                                                              ------  ------
             TOTAL OTHER EXPENSE (INCOME)                        1.9     2.5
                                                              ------  ------
             INCOME (LOSS) BEFORE INCOME TAXES                   7.2   (16.7)
                                                              ------  ------

          INCOME TAXES                                            --      --
                                                              ------  ------
          NET INCOME (LOSS)                                      7.2%  (16.7)%
                                                              ------  ------

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
-------------------------------------------------------------------------------

          Total revenues for the three months ended March 31, 2007 were $1,931,000 as compared to $1,739,000 for the same period in 2006. License fees were $203,000 for the three months ended March 31, 2007 compared to $248,000 in the same period in 2006 as a result of fewer sales to existing customers in 2007. For the three months ended March 31, 2007, maintenance revenues were $826,000 compared to $844,000 in the same period of the prior year primarily due in part to the non-renewal of a few customers. For the three months ended March 31, 2007, ASP revenues were $385,000 as compared to $316,000 in the same period for the prior year, due to an expanded and extended contractual relationship with a very large customer. Professional services revenue contributed $517,000 in the three months ended March 31, 2007 compared to $331,000 in the first quarter of 2006, as a result of increased demand for new software capabilities and customizations from our current customer base.

          Cost of sales remained relatively constant at $1,276,000 for the three months ended March 31, 2007 as compared to $1,286,000 for the same period in 2006. Non-cash capitalized software amortization was $213,000 for the three months ended March 31, 2007 as compared to $264,000 for the same period in 2006. The Company capitalized $265,000 of software development costs in the first three months of 2007 as compared to $152,000 in the same period in 2006.

          Research and development expenses decreased to $91,000 for the three months ended March 31, 2007 as compared to $175,000 for the same period in 2006, primarily as a result of our efforts to streamline research and development projects and shift resources to assist in servicing our customer base. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

          Sales and marketing expenses were $110,000 for the three months ended March 31, 2007 as compared to $236,000 in the same period of 2006. This decrease in 2007 was primarily due to a reduction in our marketing and sales headcount, resulting in a decrease in personnel-related costs.

          General and administrative expenses were $278,000 in the three months ended March 31, 2007 as compared to $288,000 in the same period in 2006. This decrease in 2007 was mainly due to decrease in personnel-related costs.

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

          At March 31, 2007, we had cash and cash equivalents of $497,000 compared to cash and cash equivalents of $658,000 at March 31, 2006. The decrease in cash and cash equivalents is primarily attributable to the decrease in license sales and maintenance revenues in the three months ended March 31, 2007.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

          Cash Flows
          ----------

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

          Our ability to continue to control expenses, maintain existing revenue streams and anticipate new revenue will impact the amounts and certainty of cash flows. We intend to maintain our expenses in line with existing revenue streams from maintenance support, ASP services and professional services. We may require cash to service our indebtedness, which consists primarily of our obligations to make monthly principal and interest payments on our outstanding debentures.

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

          At March 31, 2007, we had working capital (deficit) of approximately $(453,000) compared to a working capital (deficit) of approximately $(446,000) at March 31, 2006. This increase in our working capital deficit resulted primarily from a decrease in license and maintenance revenues. For the three months ended March 31, 2007, net cash provided from (used for) operating activities totaled approximately $592,000 compared to approximately $514,000 for the three months ended March 31, 2006. In 2007, cash flow from operating activities represented the Company's principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital. The Company had a significant increase in its accounts receivable in 2006 due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

          For the three months ended March 31, 2007, net cash used for investing activities was approximately $265,000 compared to approximately $152,000 for the three months ended March 31, 2006 due to an increase in capitalized projects. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. For the three months ended March 31, 2007, net cash provided from financing activities was approximately $38,000 compared to approximately $0 for the three months ended March 31, 2006. The cash provided from financing activities in 2007 consisted of proceeds from the exercise of stock options and warrants.

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

          The 2008 Debentures were issued with an aggregate principal amount of $1,800,000, and the 2009 Debentures were issued with an aggregate principal amount of $1,800,000. Interest on the unpaid principal amount of the debentures is payable at the rate of 8% per annum. We have been required to pay, since July 1, 2004 and July 1, 2005, respectively, monthly principal installments in the amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of the 2008 Debentures and 2009 Debentures, and at maturity we will be required to pay the remaining unpaid principal amount.

          In 2006, the holders of the 2008 Debentures and the 2009 Debentures elected to convert a portion of their monthly principal installments due in 2006 totaling $127,254, under such debentures into shares of our common

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

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

          On March 23, 2007, we issued an aggregate of 5,438,670 shares of our common stock to the RENN funds in connection with their election to convert an aggregate of $1,631,601 principal amount of their 2008 Debentures and 2009 Debentures, representing all of their remaining unpaid principal amount due on the debentures, at a conversion price of $0.30 per share.

          As of March 23, 2007, an aggregate principal amount of $295,880 remains outstanding on the 2008 Debentures. In 2007, we will be required to make payments of $33,616 in principal amount of the 2008 Debentures and we expect to make interest payments of approximately $23,700 in the aggregate during 2007. In addition, upon maturity of our 2008 Debentures in July 2008, we will be required to repay the outstanding principal balance on our 2008 Debentures, which is expected to be approximately $262,264.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

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

          There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                * * * * * * * * *

          Statements in this Form 10-Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause the Company's actual results in future periods to differ materially from expected results. Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control. Those and other risks are described in the Company's filings with the SEC over the last 12 months, including our Form 10-K filed with the SEC on April 2, 2007, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS.
         -------------

          The risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
        ------------------------------------------------------------

          On January 24, 2007, the holders of our debentures elected to convert an aggregate of $119,807, principal amount of such debentures, representing their remaining unpaid principal amount due on the debentures in 2006 (in lieu of receiving such installment payments in cash), for shares of our common stock at the conversion price of $0.30 per share. In connection with this conversion, we issued to the holders of the debentures an aggregate of 399,358 shares of our common stock. On March 23, 2007, we issued an aggregate of 5,438,670 shares of our common stock to the RENN funds in connection with their election to convert an aggregate of $1,631,601 principal amount of the 2008 Debentures and 2009 Debentures, representing all of their remaining unpaid principal amount due on such debentures, at a conversion price of $0.30 per share. No cash proceeds were received by us in connection with each conversion of the debentures. The shares of our common stock issued upon each conversion of the debentures were issued exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933 as an exchange of securities by an issuer with its existing security holders where no commission or other renumeration was paid or given directly or indirectly for soliciting such exchange.

ITEM 6. EXHIBITS.
        --------

    EXHIBIT
      NO.                         DESCRIPTION

   10(i)(17)   Limited Waiver to the Convertible Loan Agreement, dated as of
               March 31, 2007, by and between John Roblin and Stuart Sternberg.

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

                                        COVER-ALL TECHNOLOGIES INC.


Date: May 11, 2007                      By: /s/ John W. Roblin
                                            ------------------------------------
                                            John W. Roblin, Chairman of the
                                            Board of Directors, President and
                                            Chief Executive Officer


Date: May 11, 2007                      By: /s/ Ann F. Massey
                                            ------------------------------------
                                            Ann F. Massey, Chief Financial
                                            Officer

                                                               Exhibit 10(c)(17)

                                 LIMITED WAIVER
                                       TO
                           CONVERTIBLE LOAN AGREEMENT

          This Limited Waiver to the Convertible Loan Agreement ("Limited Waiver") is made, as of this 31st day of March, 2007, by and between John Roblin and Stuart Sternberg, who are the holders of not less than a majority of the outstanding principal amount of the Debentures (as defined below) (the "Holders").

               WHEREAS, Cover-All Technologies Inc., a Delaware corporation (the "Company") and John Roblin, Arnold Schumsky and Stuart Sternberg (collectively, the "Lenders"), and Stuart Sternberg, as agent for the Lenders, are parties to that certain Convertible Loan Agreement, dated as of June 28, 2001 (as amended, the "Loan Agreement"), pursuant to which the Lenders purchased from the Company 8% Convertible Debentures due 2008 for an aggregate principal amount of $400,000 (the "Debentures"); and

               WHEREAS, terms not otherwise defined herein shall have the meanings as set forth in the Loan Agreement; and

               WHEREAS, for the fiscal quarter ending March 31, 2007, the Company is not in compliance with one of the financial covenants set forth in Section 7.01 of the Loan Agreement; and

               WHEREAS, the Company has requested that the Lenders, pursuant to Sections 12.02 and 11.04 of the Loan Agreement, waive, solely for the fiscal quarter ending March 31, 2007, the Company's failure to comply with one of the financial covenants set forth in Section 7.01 of the Loan Agreement.

               NOW, THEREFORE, in consideration of the premises and the mutual agreements set forth herein, the undersigned hereby agree as follows:

               1. The Holders do hereby waive, solely for the fiscal quarter ending March 31, 2007, the Company's non-compliance with one of the financial covenants contained in Section 7.01 of the Loan Agreement.

               2. The Holders do hereby acknowledge and agree that the Company's non-compliance with one of the financial covenants contained in Section 7.01 of the Loan Agreement is not, and shall not be deemed, a Default or an Event of Default under the Loan Agreement.

                  [Remainder of page intentionally left blank.]

               IN WITNESS WHEREOF, this Limited Waiver is entered into as of the date set forth above.

                                        HOLDERS:


                                        /s/ John Roblin
                                        ----------------------------------------
                                        John Roblin
                                        (holding approximately 25% of the
                                        outstanding principal amount of the
                                        Debentures)


                                        /s/ Stuart Sternberg
                                        ----------------------------------------
                                        Stuart Sternberg
                                        (holding approximately 50% of the
                                        outstanding principal amount of the
                                        Debentures)