Form 10-Q
period 2007-06-30
COVER ALL TECHNOLOGIES INC
filed 2007-08-10
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 |X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at August 6, 2007
---------------------------------------         -----------------------------
 Common Stock, $.01 par value per share               23,125,159 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007
--------------------------------------------------------------------------------


PART I:      FINANCIAL INFORMATION

ITEM 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 2007 (Unaudited)
             and December 31, 2006 (Audited)................................  3

             Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 (Unaudited)................  5

             Consolidated Statements of Cash Flows for the six
             months ended June 30, 2007 and 2006 (Unaudited)................  6

             Notes to Consolidated Financial Statements (Unaudited).........  7

ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................ 12

ITEM 3.      Qualitative and Quantitative Disclosures
             About Market Risk.............................................. 19

ITEM 4.      Controls and Procedures........................................ 19

PART II:     OTHER INFORMATION

ITEM 1A.     Risk Factors................................................... 21

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds.... 21

ITEM 4.      Submission of Matters to a Vote of Security Holders............ 21

ITEM 6.      Exhibits....................................................... 22

SIGNATURES   ............................................................... 23




                               . . . . . . . . . .

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
----------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------

                                                                  JUNE 30,        DECEMBER 31,
                                                                    2007            2006
                                                                 -----------      -----------
                                                                 (UNAUDITED)      (AUDITED)

ASSETS:
Current Assets:
   Cash and Cash Equivalents ...............................     $   444,354      $   131,847
   Accounts Receivable (Less Allowance for Doubtful Accounts
      of $25,000 in 2007 and 2006) .........................         986,175        1,356,069
   Prepaid Expenses ........................................         261,249          322,372
                                                                 -----------      -----------
   Total Current Assets ....................................       1,691,778        1,810,288
                                                                 -----------      -----------
Property and Equipment - At Cost:
   Furniture, Fixtures and Equipment .......................         466,622          449,796
   Less:  Accumulated Depreciation .........................        (275,991)        (251,304)
                                                                 -----------      -----------
   Property and Equipment - Net ............................         190,631          198,492
                                                                 -----------      -----------
Capitalized Software (Less Accumulated Amortization of
   $9,752,645 and $9,301,096, respectively) ................       1,490,896        1,376,437
                                                                 -----------      -----------
Deferred Financing Costs (Net of Accumulated Amortization of
   $197,801 and $180,565, respectively) ....................          43,510           60,746
                                                                 -----------      -----------
Other Assets ...............................................         110,651          110,151
                                                                 -----------      -----------
   Total Assets ............................................     $ 3,527,466      $ 3,556,114
                                                                 ===========      ===========

 The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------



                                                                       JUNE 30,         DECEMBER 31,
                                                                         2007               2006
                                                                      ------------      ------------
                                                                      (UNAUDITED)        (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable .............................................     $    579,087      $    459,879
   Accrued Liabilities ..........................................          320,948           609,510
   Deferred Charges .............................................           12,489             2,532
   Convertible Debentures .......................................           11,511           325,796
   Convertible Debenture - Related Party ........................            3,837            13,002
   Unearned Revenue .............................................        1,250,099         1,297,581
                                                                      ------------      ------------
   Total Current Liabilities ....................................        2,177,971         2,708,300
                                                                      ------------      ------------
Long-Term Liabilities:
   Deferred Charges .............................................          156,820           163,787
   Convertible Debentures .......................................          185,188         1,642,926
   Convertible Debenture - Related Party ........................           61,729            65,566
                                                                      ------------      ------------
   Total Long-Term Liabilities ..................................          403,737         1,872,279
                                                                      ------------      ------------
   Total Liabilities ............................................        2,581,708         4,580,579
                                                                      ------------      ------------
Commitments and Contingencies ...................................               --                --
                                                                      ------------      ------------
Stockholders' Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     23,125,159 and 19,491,504 Shares Issued and 23,125,159 and
     16,991,504 Shares Outstanding in 2007 and 2006, Respectively          231,252           194,915

Capital In Excess Of Par Value ..................................       27,824,030        26,735,207

Accumulated Deficit .............................................      (27,109,524)      (27,251,587)

Treasury Stock - At Cost - 2,500,000 Shares .....................               --          (703,000)
                                                                      ------------      ------------
Total Stockholders' Equity ......................................          945,758        (1,024,465)
                                                                      ------------      ------------
Total Liabilities and Stockholders' Equity ......................     $  3,527,466      $  3,556,114
                                                                      ============      ============


 The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                      ------------------------------      ------------------------------
                                                           2007            2006               2007              2006
                                                      ------------      ------------      ------------      ------------
REVENUES:

     Licenses ...................................     $    291,371      $    151,893      $    494,836      $    400,122
     Maintenance ................................          818,216           834,123         1,644,290         1,677,817
     Professional Services ......................          444,658           335,713           961,966           666,776
     Applications Service Provider ("ASP")
        Services ................................          384,618           316,185           769,236           632,370
                                                      ------------      ------------      ------------      ------------
     TOTAL REVENUES .............................        1,938,863         1,637,914         3,870,328         3,377,085
                                                      ------------      ------------      ------------      ------------
COST OF REVENUES:
     Licenses ...................................          319,784           306,225           534,998           620,935
     Maintenance ................................          628,120           747,852         1,354,607         1,498,284
     Professional Services ......................          298,292           135,634           538,209           266,427
     ASP Services ...............................          115,490            97,732           210,082           187,820
                                                      ------------      ------------      ------------      ------------
     TOTAL COST OF REVENUES .....................        1,316,686         1,287,443         2,637,896         2,573,466
                                                      ------------      ------------      ------------      ------------
     DIRECT MARGIN ..............................          577,177           350,471         1,232,432           803,619
                                                      ------------      ------------      ------------      ------------
OPERATING EXPENSES:
     Sales and Marketing ........................          180,829           235,548           291,025           471,764
     General and Administrative .................          294,381           291,350           572,084           579,588
     Research and Development ...................           93,666            93,247           184,379           268,220
                                                      ------------      ------------      ------------      ------------
     TOTAL OPERATING EXPENSES ...................          568,876           620,145         1,047,488         1,319,572
                                                      ------------      ------------      ------------      ------------
     OPERATING INCOME (LOSS) ....................            8,301          (269,674)          184,944          (515,953)
                                                      ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE):
     Interest Expense ...........................           (4,310)          (42,766)          (39,951)          (85,074)
     Interest Expense - Related Party ...........           (1,475)           (1,665)           (2,934)           (3,311)
     Interest Income ............................                2                 4                 4                 8
     Other Income ...............................               --                81                --               324
                                                      ------------      ------------      ------------      ------------
     TOTAL OTHER INCOME (EXPENSE) ...............           (5,783)          (44,346)          (42,881)          (88,053)
                                                      ------------      ------------      ------------      ------------
     INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT).            2,518          (314,020)          142,063          (604,006)
INCOME TAXES (BENEFIT) ..........................               --                --                --                --
                                                      ------------      ------------      ------------      ------------
NET INCOME (LOSS) ...............................     $      2,518      $   (314,020)     $    142,063      $   (604,006)
                                                      ============      ============      ============      ============

BASIC EARNINGS (LOSS) PER COMMON SHARE ..........     $       0.00      $      (0.02)     $       0.01      $      (0.04)
                                                      ============      ============      ============      ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE ........     $       0.00      $      (0.02)     $       0.01      $      (0.04)
                                                      ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR BASIC EARNINGS (LOSS) PER
     COMMON SHARE ...............................       23,014,000        16,560,000        20,458,000        16,560,000
                                                      ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR DILUTED EARNINGS (LOSS) PER
     COMMON SHARE ...............................       24,636,000        16,560,000        22,005,000        16,560,000
                                                      ============      ============      ============      ============

               The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
-------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    ----------------------------
                                                                      2007               2006
                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss) ........................................     $   142,063      $  (604,006)
     Adjustments to Reconcile Net Income (Loss) to
        Net Cash Provided From (Used For) Operating Activities:
            Depreciation ......................................          24,687           31,869
            Amortization of Capitalized Software ..............         451,549          540,046
            Amortization of Deferred Financing Costs ..........          17,236           17,236
            Amortization of Stock-based Compensation ..........              --           12,915
     Changes in Assets and Liabilities:
        (Increase) Decrease in:
            Accounts Receivable ...............................         369,894        1,222,752
            Prepaid Expenses ..................................          61,123          110,234
            Other Assets ......................................            (500)             590
        Increase (Decrease) in:
            Accounts Payable ..................................         119,208         (155,607)
            Accrued Liabilities ...............................        (288,562)        (215,751)
            Deferred Charges ..................................           2,990            3,769
            Unearned Revenue ..................................         (47,482)        (251,203)
                                                                    -----------      -----------
     Net Cash Provided From (Used For) Operating Activities ...         852,206          712,844
                                                                    -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures .....................................         (16,826)         (10,584)
     Capitalized Software Expenditures ........................        (566,008)        (392,105)
                                                                    -----------      -----------
     Net Cash Provided From (Used For) Investing Activities ...        (582,834)        (402,689)
                                                                    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Exercise of Stock Options and Warrants .....          43,135               --
                                                                    -----------      -----------
     Net Cash Provided From Financing Activities ..............          43,135               --
                                                                    -----------      -----------
CHANGE IN CASH AND CASH EQUIVALENTS ...........................         312,507          310,155
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ...............         131,847          296,159
                                                                    -----------      -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD .....................     $   444,354      $   606,314
                                                                    ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID DURING THE PERIODS FOR:
       Interest ...............................................     $    39,951      $    85,074
       Interest - Related Party ...............................           2,934            3,311
       Income Taxes ...........................................              --               --

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

         In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of June 30, 2007, and the results of their operations for the three and six month periods ended June 30, 2007 and 2006, and their cash flows for the six month periods ended June 30, 2007 and 2006. Such adjustments are of a normal and recurring nature. The results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for a full year.

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

         As of June 30, 2007, we were not in compliance with one of the financial covenants of the remaining convertible loan agreement and, as of such date, we received limited waivers to the convertible loan agreement under which the holders of our debentures waived such non-compliance for the period ending June 30, 2007.

         At June 30, 2007, principal payments due on the convertible debentures were as follows:

                    2008 .........     $ 15,348
                    2009 .........      246,917
                    2010 .........           --
                    2011 .........           --
                                       --------
                             TOTAL     $262,265
                                       ========

         In June 2007, the holders of the 2008 Debentures converted an aggregate of $33,616 in principal of such debentures into a total of 112,055 shares of our common stock at the conversion price of $0.30 per share.


[3]  EARNINGS PER SHARE DISCLOSURES

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:


                                                               FOR THE THREE MONTHS ENDED
                                                                    JUNE 30, 2007
                                                       ----------------------------------------------
                                                         INCOME             SHARES         PER SHARE
                                                       (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                                        ----------        ----------        --------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders ................................        $    2,518        23,013,520        $   0.00
Interest Reversal Convertible Debentures
  (Net of Tax) .................................             3,147                --              --
Effect of Dilutive Securities:
  Exercise of Options ..........................                --           660,596              --
  Exercise of Warrants .........................                --            87,287              --
  Conversion of Convertible Debentures .........                --           874,217              --
                                                        ----------        ----------        --------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions ...................        $    5,665        24,635,620        $   0.00
                                                        ==========        ==========        ========

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                FOR THE SIX MONTHS ENDED
                                                                      JUNE 30, 2007
                                                        --------------------------------------------
                                                          INCOME            SHARES         PER SHARE
                                                        (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                        ----------        ----------        --------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders ................................        $  142,063        20,457,699        $   0.01
Interest Reversal Convertible Debentures
  (Net of Tax) .................................             6,698                --             --
Effect of Dilutive Securities:
  Exercise of Options ..........................                --           589,100             --
  Exercise of Warrants .........................                --            83,572             --
  Conversion of Convertible Debentures .........                --           874,216             --
                                                        ----------        ----------        --------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions ...................        $  148,761        22,004,587        $   0.01
                                                        ==========        ==========        ========

         Options to purchase an aggregate of 1,008,000 shares of our common stock at prices ranging from $1.13 to $2.00 per share were outstanding at June 30, 2007, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

                                                         FOR THE THREE MONTHS ENDED
                                                               JUNE 30, 2006
                                                ----------------------------------------------
                                                  INCOME             SHARES         PER SHARE
                                                (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                ----------         ----------        --------
Basic EPS:
 (Loss) Available to Common
   Stockholders ........................        $ (314,020)        16,559,823        $  (0.02)
Interest Reversal Convertible Debentures
  (Net of Tax) .........................                --                 --              --
Effect of Dilutive Securities:
  Exercise of Options ..................                --                 --              --
  Exercise of Warrants .................                --                 --              --
  Conversion of Convertible Debentures .                --                 --              --
                                                ----------         ----------        --------
Diluted EPS:
 (Loss) Available to Common Stockholders
    Plus Assumed Conversions ...........        $ (314,020)        16,559,823        $  (0.02)
                                                ==========         ==========        ========


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE SIX MONTHS ENDED
                                                                      JUNE 30, 2006
                                                        ----------------------------------------------
                                                          INCOME              SHARES         PER SHARE
                                                       (NUMERATOR)         (DENOMINATOR)      AMOUNT
                                                        ----------         ----------        --------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders ................................        $ (604,006)        16,559,823        $  (0.04)
 Interest Reversal Convertible Debentures
   (Net of Tax) ................................                --                 --              --
Effect of Dilutive Securities:
  Exercise of Options ..........................                --                 --              --
  Exercise of Warrants .........................                --                 --              --
  Conversion of Convertible Debentures .........                --                 --              --
                                                        ----------         ----------        --------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions ...................        $ (604,006)        16,559,823        $  (0.04)
                                                        ==========         ==========        ========


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

         We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. In the three and six months ended June 30, 2007, we recognized no stock-based compensation expense in our consolidated financial statements. We did not recognize expense because we did not have any (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006, (b) stock options granted subsequent to January 1, 2006 and (c) restricted stock award grants made both before and after January 1, 2006 that had not yet vested. In the three and six months ended June 30, 2006, we recognized $3,000 of stock-based compensation expense in our consolidated financial statements. We recognized expense because we had (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006 and (b) stock options granted subsequent to January 1, 2006.

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

         In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees as consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At June 30, 2007, an aggregate of 4,780,000 shares were available for grant under the 2005 Plan.

         In November 1994, we adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees. The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000. Each non-employee director who is serving on a "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004 and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At June 30, 2007, an aggregate of 750,000 shares were available for grant under the 1994 Stock Option Plan for Independent Directors.

         A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

                                                                      WEIGHTED-AVERAGE
                                                    EXERCISE PRICE         REMAINING     WEIGHTED-AVERAGE
                                    SHARES            PER SHARE        CONTRACTUAL LIFE   EXERCISE PRICE
                                   --------          -------------    -----------------  ----------------
Balance, December 31, 2006         2,018,000         $ .23 - 2.00        1.8 years        $   .93
    Granted ..............              --                 --               --                 --
    Exercised ............           (55,000)           .27 - .27           --                .27
    Canceled .............              --                  --              --                 --
    Expired ..............              --                  --              --                 --
Balance, June 30, 2007 ...         1,963,000         $ .34 - 2.00        1.3 years        $   .95


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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

         CERTAIN OF THE MATTERS DISCUSSED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, MATTERS DISCUSSED UNDER THIS ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY CONSTITUTE FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT) AND ARE SUBJECT TO THE OCCURRENCE OF CERTAIN CONTINGENCIES WHICH MAY NOT OCCUR IN THE TIME FRAMES ANTICIPATED OR OTHERWISE, AND, AS A RESULT, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. IN ADDITION TO OTHER FACTORS AND MATTERS DISCUSSED ELSEWHERE IN THIS REPORT ON FORM 10-Q AND IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 2, 2007 AND OTHER PERIODIC REPORTS FILED, THESE RISKS, UNCERTAINTIES AND CONTINGENCY INCLUDE, BUT ARE NOT LIMITED TO, RISKS ASSOCIATED WITH INCREASED COMPETITION, CUSTOMER DECISIONS, THE SUCCESSFUL COMPLETION OF CONTINUING DEVELOPMENT OF NEW PRODUCTS, THE SUCCESSFUL NEGOTIATION, EXECUTION AND IMPLEMENTATION OF ANTICIPATED NEW SOFTWARE CONTRACTS, THE SUCCESSFUL ADDITION OF PERSONNEL IN THE MARKETING AND TECHNICAL AREAS AND OUR ABILITY TO COMPLETE DEVELOPMENT AND SELL AND LICENSE OUR PRODUCTS AT PRICES WHICH RESULT IN SUFFICIENT REVENUES TO REALIZE PROFITS, AND OTHER BUSINESS FACTORS BEYOND OUR CONTROL.

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

         We earn revenue from software contract licenses, service fees from our Application Service Provider ("ASP"), continuing maintenance fees for servicing the product and professional services. Total revenue for the three and six months ended June 30, 2007 increased to $1,939,000 and $3,870,000 from $1,638,000 and $3,377,000, respectively, for the three and six months ended June 30, 2006, mainly due to an increase in license revenue, professional services revenue and ASP revenue, which was partially offset by a decrease in maintenance revenue.

         The following is an overview of the key components of our revenue and other important financial data for the three and six months ended June 30, 2007:

         SOFTWARE LICENSES. Our license revenue in the three and six months ended June 30, 2007 of $291,000 and $495,000, respectively, was from one new customer and existing customers who chose to renew, add onto or extend their use of our software. For the three and six months ended June 30, 2006, we generated $152,000 and $400,000, respectively, in license revenue. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

         MAINTENANCE. Maintenance revenue was $818,000 and $1,644,000, respectively, in the three and six months ended June 30, 2007 compared to $834,000 and $1,678,000, respectively, in the same periods in 2006. Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

         PROFESSIONAL SERVICES. The increase in professional services revenue, from $336,000 and $667,000, respectively, in the three and six months ended June 30, 2006 to $445,000 and $962,000, respectively, in the same periods of 2007, was a result of increased demand for new software capabilities and customizations from our current customer base and one new customer.

         ASP SERVICES. ASP services revenue was $385,000 and $769,000, respectively, in the first three and six months of 2007 compared to $316,000 and $632,000, respectively, in the same periods in 2006, due to an expanded and extended contractual relationship with a large customer.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


         INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES. Income (loss) before provision for income taxes was $3,000 and $142,000, respectively, in the three and six months ended June 30, 2007 compared to $(314,000) and $(604,000), respectively, in the same periods of 2006 primarily due to an increase in license, professional services and ASP revenue.

         NET INCOME (LOSS). Net income (loss) for the three and six months ended June 30, 2007 increased to $3,000 and $142,000, respectively, from $(314,000) and $(604,000), respectively, in the same periods of 2006 as a result of an increase in license, professional services and ASP revenue.

         CASH FLOW. We generated $852,000 in positive cash flow from operations in the first six months of 2007 and ended the period with $444,000 in cash and cash equivalents and $986,000 in accounts receivable.

         We continue to face challenges to growth in 2007 mainly in the marketing and selling of our products and services to new customers, caused by a number of factors, including long sales cycles and competition. In addition, there are risks related to customers' acceptance and implementation delays, which could affect the timing and amount of license revenue we are able to recognize. However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers. Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

                                                       THREE MONTHS            SIX MONTHS
                                                      ENDED JUNE 30,          ENDED JUNE 30,
                                                     ----------------       ----------------
                                                      2007       2006        2007       2006
                                                     -----      -----       -----      -----
REVENUES:

         License                                      15.0%       9.3%       12.8%      11.9%
         Maintenance                                  42.2       50.9        42.5       49.7
         Professional Services                        22.9       20.5        24.8       19.7
         Applications Service Provider ("ASP")
            Services                                  19.9       19.3        19.9       18.7
                                                     -----      -----       -----      -----
         TOTAL REVENUES                              100.0      100.0       100.0      100.0
                                                     -----      -----       -----      -----

COST OF REVENUES:
         License                                      16.5       18.7        13.8       18.4
         Maintenance                                  32.4       45.6        35.0       44.4
         Professional Services                        15.4        8.3        13.9        7.9
         ASP Services                                  6.0        6.0         5.4        5.5
                                                     -----      -----       -----      -----
         TOTAL COST OF REVENUES                       70.2       78.6        68.2       76.2
                                                     -----      -----       -----      -----
         DIRECT MARGIN                                29.8       21.4        31.8       23.8
                                                     -----      -----       -----      -----

OPERATING EXPENSES:
         Sales and Marketing                           9.3       14.4         7.5       14.0
         General and Administrative                   15.2       17.8        14.8       17.2
         Research and Development                      4.9        5.7         4.7        7.9
                                                     -----      -----       -----      -----
         TOTAL OPERATING EXPENSES                     29.4       37.9        27.0       39.1
                                                     -----      -----       -----      -----
         OPERATING INCOME (LOSS)                       0.4      (16.5)        4.8      (15.3)
                                                     -----      -----       -----      -----

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

OTHER EXPENSE (INCOME):
         Interest Expense                              0.2        2.7         1.0        2.6
         Interest Income                               0.1        --          0.1        --
                                                     -----      -----       -----      -----
         TOTAL OTHER EXPENSE (INCOME)                  0.3        2.7         1.1        2.6
                                                     -----      -----       -----      -----
         INCOME (LOSS) BEFORE INCOME TAXES             0.1      (19.2)        3.7      (17.9)
                                                     -----      -----       -----      -----
INCOME TAXES (BENEFIT)                                 --         --          --         --
                                                     -----      -----       -----      -----
NET INCOME (LOSS)                                      0.1%     (19.2)%       3.7%     (17.9)%
                                                     -----      -----       -----      -----


THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2006

         Total revenues for the three months ended June 30, 2007 were $1,939,000 compared to $1,638,000 for the same period in 2006. License fees were $291,000 for the three months ended June 30, 2007 compared to $152,000 in the same period in 2006 as a result of one new customer sale and sales to existing customers in 2007. For the three months ended June 30, 2007, maintenance revenues were $818,000 compared to $834,000 in the same period of the prior year primarily due in part to the non-renewal of a few customers. For the three months ended June 30, 2007, ASP revenues were $385,000 compared to $316,000 in the same period for the prior year, due to an expanded and extended contractual relationship with a very large customer. Professional services revenue contributed $445,000 in the three months ended June 30, 2007 compared to $336,000 in the second quarter of 2006, as a result of increased demand for new software capabilities and customizations from our current customer base and one new customer.

         For the six months ended June 30, 2007, total revenues were $3,870,000 compared to $3,377,000 in the same period of the prior year.

         Cost of sales increased to $1,362,000 and $2,638,000, respectively, for the three and six months ended June 30, 2007 compared to $1,287,000 and $2,573,000 for the same periods in 2006, due to personnel-related costs. Non-cash capitalized software amortization was $239,000 and $452,000, respectively, for the three and six months ended June 30, 2007 as compared to $276,000 and $540,000 for the same periods in 2006. We capitalized $301,000 and $566,000, respectively, of software development costs in the three and six months ended June 30, 2007 as compared to $240,000 and $392,000, respectively, in the same periods in 2006.

         Research and development expenses decreased to $94,000 and $184,000, respectively, for the three and six months ended June 30, 2007 as compared to $93,000 and $268,000, respectively, for the same periods in 2006, primarily as a result of our efforts to streamline research and development projects and shift resources to capitalizable software development projects. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

         Sales and marketing expenses were $181,000 and $291,000, respectively, for the three and six months ended June 30, 2007 as compared to $236,000 and $472,000, respectively, in the same periods of 2006. This decrease in 2007 was primarily due to a reduction in our marketing and sales headcount in the later part of 2006, resulting in a decrease in personnel-related costs.

         General and administrative expenses remained constant at $294,000 and $572,000, respectively, in the three and six months ended June 30, 2007 as compared to $291,000 and $580,000, respectively, in the same periods in 2006.

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

         At June 30, 2007, we had cash and cash equivalents of $444,000 compared to cash and cash equivalents of $606,000 at June 30, 2006. The decrease in cash and cash equivalents is primarily attributable to the decrease in maintenance revenues.

         CASH FLOWS

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

         At June 30, 2007, we had working capital (deficit) of approximately $(486,000) compared to a working capital (deficit) of approximately $(750,000) at June 30, 2006. This increase in our working capital resulted primarily from an increase in license, professional services and ASP revenues. For the six months ended June 30, 2007, net cash provided from (used for) operating activities totaled approximately $852,000 compared to approximately $713,000 for the six months ended June 30, 2006. In 2007, cash flow from operating activities represented the Company's principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital. The Company had a significant increase in its accounts receivable in 2006 due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

         For the six months ended June 30, 2007, net cash used for investing activities was approximately $(583,000) compared to approximately $(403,000) for the six months ended June 30, 2006. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. For the six months ended June 30, 2007, net cash provided from financing activities was approximately $43,000 compared to approximately $0 for the six months ended June 30, 2006. The cash provided from financing activities in 2007 consisted of proceeds from the exercise of stock options and warrants.

         FUNDING REQUIREMENTS

         Our primary uses of cash are for personnel-related expenditures, facilities and technology costs.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

         We do not anticipate any large capital expenditures that will require us to seek new sources of capital. We lease computer equipment for terms of three years in order to have the latest available technology to serve our customers and develop new products.

         The 2008 Debentures were issued with an aggregate principal amount of $1,800,000, and the 2009 Debentures were issued with an aggregate principal amount of $700,000. Interest on the unpaid principal amount of the debentures is payable at the rate of 8% per annum. We have been required to pay, since July 1, 2004 and July 1, 2005, respectively, monthly principal installments in the amount of ten dollars ($10) per thousand dollars ($1,000) of the then-remaining principal amount of the 2008 Debentures and 2009 Debentures, and at maturity we will be required to pay the remaining unpaid principal amount.

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

         As of June 30, 2007, an aggregate principal amount of $262,265 remains outstanding on the 2008 Debentures. In 2007, we will be required to make payments of $33,616 in principal amount of the 2008 Debentures and we expect to make interest payments of approximately $23,700 in the aggregate during 2007. In addition, upon maturity of our 2008 Debentures in July 2008, we will be required to repay the outstanding principal balance on our 2008 Debentures, which is expected to be approximately $262,265.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


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

         There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         The conversion in June 2007 of an aggregate of $33,616 in principal of our 2008 Debentures representing the conversion of principal for fiscal year 2007 resulted in the issuance of a total of 112,055 shares of our common stock to the holders of such debentures. No cash proceeds were received by us in connection with this partial conversion of the 2008 Debentures. The shares of our common stock issued upon the conversion of the debentures were issued exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933 as an exchange of securities by an issuer with its existing security holders where no commission or other renumeration was paid or given directly or indirectly for soliciting such exchange.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of our Stockholders was held on June 7, 2007. At that meeting, our stockholders elected one director, G. Russell Cleveland, to serve for a term of three years and until his successor is duly elected and qualified. Our stockholders also approved the adoption of our 2007 Employee Stock Purchase Plan. In addition, the stockholders approved the ratification of the appointment of Moore Stephens, P.C., as independent auditors for the fiscal year ending December 31, 2007.

The results of the voting are as follows:

PROPOSAL 1 - ELECTION OF DIRECTORS

             DIRECTOR                     VOTES FOR             VOTES WITHHELD
             --------                     ---------             --------------

             G. Russell Cleveland         19,337,491                61,044

PROPOSAL 2 - ADOPTION OF 2007 EMPLOYEE STOCK PURCHASE PLAN

             VOTES FOR                   VOTES AGAINST          VOTES WITHHELD          BROKER NON-VOTES
             ---------                   -------------          --------------          ----------------

             11,535,496                     78,904                   3,111                  7,781,024


PROPOSAL 3 - RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

             VOTES FOR                   VOTES AGAINST          VOTES WITHHELD
             ---------                   -------------          --------------

             19,379,903                     17,519                   1,113

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


ITEM 6.    EXHIBITS.
           --------

     EXHIBIT
       NO.                             DESCRIPTION
     --------      ----------------------------------------------------------
    10(i)(18)      Limited Waiver to Convertible Loan Agreements, dated as of
                   June 30, 2007, by and between John Roblin and Stuart
                   Sternberg.

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

                                   COVER-ALL TECHNOLOGIES INC.


Date:  August 10, 2007             By:  /S/ JOHN W. ROBLIN
                                       -----------------------------------------
                                       John W. Roblin, Chairman of the Board of
                                       Directors, President and Chief Executive
                                       Officer



Date:  August 10, 2007             By:  /S/ ANN F. MASSEY
                                       -----------------------------------------
                                       Ann F. Massey, Chief Financial Officer