Form 10-Q
period 2007-09-30
COVER ALL TECHNOLOGIES INC
filed 2007-11-13
CIK 737300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at November 1, 2007
 --------------------------------------      -------------------------------
 Common Stock, $.01 par value per share             23,125,159 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007
--------------------------------------------------------------------------------


PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2007 (Unaudited)
         and December 31, 2006 (Audited)....................................   3

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 2007 and 2006 (Unaudited)...............   5

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2007 and 2006 (Unaudited)...............   6

         Notes to Consolidated Financial Statements (Unaudited).............   7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  12

ITEM 3.  Qualitative and Quantitative Disclosures
         About Market Risk..................................................  20

ITEM 4.  Controls and Procedures............................................  20

PART II: OTHER INFORMATION

ITEM 1A. Risk Factors.......................................................  21

ITEM 6.  Exhibits...........................................................  21

SIGNATURES    ..............................................................  22


                               . . . . . . . . . .


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------


                                                          SEPTEMBER 30,  DECEMBER 31,
                                                              2007            2006
                                                          -----------    -----------
                                                           (UNAUDITED)     (AUDITED)
ASSETS:
Current Assets:
   Cash and Cash Equivalents ..........................   $   150,007    $   131,847
   Accounts Receivable (Less Allowance for Doubtful
      Accounts of $25,000 in 2007 and 2006) ...........     1,119,261      1,356,069
   Prepaid Expenses ...................................       335,211        322,372
                                                          -----------    -----------
   Total Current Assets ...............................     1,604,479      1,810,288
                                                          -----------    -----------
Property and Equipment - At Cost:
   Furniture, Fixtures and Equipment ..................       466,622        449,796
   Less:  Accumulated Depreciation ....................      (286,533)      (251,304)
                                                          -----------    -----------
   Property and Equipment - Net .......................       180,089        198,492
                                                          -----------    -----------
Capitalized Software (Less Accumulated Amortization of
   $9,965,003 and $9,301,096, respectively) ...........     1,548,321      1,376,437
                                                          -----------    -----------
Deferred Financing Costs (Net of Accumulated
   Amortization of $206,420 and $180,565, respectively)        34,892         60,746
                                                          -----------    -----------
Other Assets ..........................................       110,276        110,151
                                                          -----------    -----------
   Total Assets .......................................   $ 3,478,057    $ 3,556,114
                                                          ===========    ===========


 The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
----------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------


                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                            2007            2006
                                                                        ------------    ------------
                                                                         (UNAUDITED)      (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable .................................................   $    455,570    $    459,879
   Accrued Liabilities ..............................................        396,686         609,510
   Deferred Charges .................................................         20,000           2,532
   Convertible Debentures ...........................................         17,011         325,796
   Convertible Debenture - Related Party ............................          5,670          13,002
   Unearned Revenue .................................................      1,229,425       1,297,581
                                                                        ------------    ------------
   Total Current Liabilities ........................................      2,124,362       2,708,300
                                                                        ------------    ------------
Long-Term Liabilities:
   Deferred Charges .................................................        151,194         163,787
   Convertible Debentures ...........................................        179,688       1,642,926
   Convertible Debenture - Related Party ............................         59,896          65,566
                                                                        ------------    ------------
   Total Long-Term Liabilities ......................................        390,778       1,872,279
                                                                        ------------    ------------
   Total Liabilities ................................................      2,515,140       4,580,579
                                                                        ------------    ------------
Commitments and Contingencies .......................................             --              --
                                                                        ------------    ------------
Stockholders' (Deficit) Equity:
   Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
     23,125,159 and 19,491,504 Shares Issued and 23,125,159
     and 16,991,504 Shares Outstanding in 2007 and 2006, Respectively        231,252         194,915

Capital In Excess Of Par Value ......................................     27,839,030      26,735,207

Accumulated Deficit .................................................    (27,107,365)    (27,251,587)

Treasury Stock - At Cost - 2,500,000 Shares .........................              0        (703,000)
                                                                        ------------    ------------
Total Stockholders' (Deficit) Equity ................................        962,917      (1,024,465)
                                                                        ------------    ------------
Total Liabilities and Stockholders' (Deficit) Equity ................   $  3,478,057    $  3,556,114
                                                                        ============    ============

        The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.



COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
----------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                    ----------------------------    ----------------------------
                                                        2007            2006            2007            2006
                                                    ------------    ------------    ------------    ------------
REVENUES:
     Licenses ...................................   $    269,254    $    179,116    $    764,090    $    579,238
     Maintenance ................................        775,056         891,145       2,419,346       2,568,962
     Professional Services ......................        460,240         231,825       1,422,206         898,601
     Applications Service Provider ("ASP")
        Services ................................        384,617         316,185       1,153,853         948,555
                                                    ------------    ------------    ------------    ------------
     TOTAL REVENUES .............................      1,889,167       1,618,271       5,759,495       4,995,356
                                                    ------------    ------------    ------------    ------------
COST OF REVENUES:
     Licenses ...................................        299,249         309,574         834,247         930,509
     Maintenance ................................        659,772         756,030       2,014,379       2,254,314
     Professional Services ......................        263,964         137,117         802,173         403,544
     ASP Services ...............................        125,040          98,801         335,122         286,621
                                                    ------------    ------------    ------------    ------------
     TOTAL COST OF REVENUES .....................      1,348,025       1,301,522       3,985,921       3,874,988
                                                    ------------    ------------    ------------    ------------
     DIRECT MARGIN ..............................        541,142         316,749       1,773,574       1,120,368
                                                    ------------    ------------    ------------    ------------
OPERATING EXPENSES:
     Sales and Marketing ........................        154,354         238,124         445,379         709,888
     General and Administrative .................        271,308         294,536         843,392         874,124
     Research and Development ...................        106,743          94,266         291,122         362,486
                                                    ------------    ------------    ------------    ------------
     TOTAL OPERATING EXPENSES ...................        532,405         626,926       1,579,893       1,946,498
                                                    ------------    ------------    ------------    ------------
     OPERATING INCOME (LOSS) ....................          8,737        (310,177)        193,681        (826,130)
                                                    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
     Interest Expense ...........................         (5,257)        (42,979)        (45,208)       (128,053)
     Interest Expense - Related Party ...........         (1,322)         (1,617)         (4,256)         (4,928)
     Interest Income ............................              1               4               5              12
     Other Income ...............................             --           1,340              --           1,664
                                                    ------------    ------------    ------------    ------------
     TOTAL OTHER INCOME (EXPENSE) ...............         (6,578)        (43,252)        (49,459)       (131,305)
                                                    ------------    ------------    ------------    ------------
     INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT).          2,159        (353,429)        144,222        (957,435)
                                                    ------------    ------------    ------------    ------------
INCOME TAXES (BENEFIT) ..........................             --              --              --              --
                                                    ------------    ------------    ------------    ------------
NET INCOME (LOSS) ...............................   $      2,159    $   (353,429)   $    144,222    $   (957,435)
                                                    ============    ============    ============    ============
BASIC EARNINGS (LOSS) PER COMMON SHARE ..........   $       0.00    $      (0.02)   $       0.01    $      (0.06)
                                                    ============    ============    ============    ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE ........   $       0.00    $      (0.02)   $       0.01    $      (0.06)
                                                    ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR BASIC EARNINGS (LOSS) PER
     COMMON SHARE ...............................     23,125,000      16,079,000      21,357,000      16,398,000
                                                    ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING FOR DILUTED EARNINGS (LOSS) PER
     COMMON SHARE ...............................     24,980,000      16,079,000      22,994,000      16,398,000
                                                    ============    ============    ============    ============


             The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                                        5

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
---------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------
                                                                      2007            2006
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss) ................................................   $   144,222    $  (957,435)
     Adjustments to Reconcile Net Income (Loss) to
        Net Cash Provided From (Used For) Operating Activities:
            Depreciation .......................................        35,229         47,662
            Amortization of Capitalized Software ...............       663,908        836,404
            Amortization of Deferred Financing Costs ...........        25,854         25,854
            Noncash Stock-Based Compensation ...................        15,000         27,405
     Changes in Assets and Liabilities:
        (Increase) Decrease in:
            Accounts Receivable ................................       236,808      1,242,409
            Prepaid Expenses ...................................       (12,839)        94,851
            Other Assets .......................................          (125)            --
        Increase (Decrease) in:
            Accounts Payable ...................................        (4,309)      (190,932)
            Accrued Liabilities ................................      (212,825)       (93,361)
            Deferred Charges ...................................         4,875          5,070
            Unearned Revenue ...................................       (68,156)      (399,114)
                                                                   -----------    -----------
     Net Cash Provided From (Used For) Operating Activities ....       827,642        638,813
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures ......................................       (16,826)       (16,934)
     Capitalized Software Expenditures .........................      (835,791)      (664,086)
                                                                   -----------    -----------
     Net Cash Provided From (Used For) Investing Activities ....      (852,617)      (681,020)
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Exercise of Stock Options ...................        43,135             --
                                                                   -----------    -----------
     Net Cash Provided From Financing Activities ...............        43,135             --
                                                                   -----------    -----------
CHANGE IN CASH AND CASH EQUIVALENTS ............................        18,160        (42,207)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ................       131,847        296,159
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD ......................   $   150,007    $   253,952
                                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID DURING THE PERIODS FOR:
       Interest ................................................   $    45,208    $   128,053
       Interest - Related Party ................................         4,256          4,928
       Income Taxes ............................................            --             --


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

        In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company's consolidated financial position as of September 30, 2007, and the results of their operations for the three and nine month periods ended September 30, 2007 and 2006, and their cash flows for the nine month periods ended September 30, 2007 and 2006. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for a full year.

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

        As of September 30, 2007, we were not in compliance with one of the financial covenants of the remaining convertible loan agreement and, as of such date, we received limited waivers to the convertible loan agreement under which the holders of our debentures waived such non-compliance for the period ending September 30, 2007.

        At September 30, 2007, principal payments due on the convertible debentures were as follows:

                   2008 ..........................   $ 22,681
                   2009 ..........................    239,584
                   2010 ..........................         --
                   2011 ..........................         --
                                                     --------
                            TOTAL ................   $262,265
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

[3]     EARNINGS PER SHARE DISCLOSURES

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:


                                                     FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30, 2007
                                                 ----------------------------------
                                                   INCOME        SHARES   PER SHARE
                                                 (NUMERATOR) (DENOMINATOR) AMOUNT
                                                 ----------   ----------   --------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders ................................ $    2,159   23,125,159   $   0.00
Interest Reversal Convertible Debentures
  (Net of Tax) .................................      3,147           --         --
Effect of Dilutive Securities:
  Exercise of Options ..........................         --      885,389         --
  Exercise of Warrants .........................         --       95,239         --
  Conversion of Convertible Debentures .........         --      874,217         --
                                                 ----------   ----------   --------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions ................... $    5,306   24,980,004   $   0.00
                                                 ==========   ==========   ========

        Options to purchase an aggregate of 570,000 shares of our common stock at prices ranging from $1.40 to $2.00 per share were outstanding at September 30, 2007, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


                                                      FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2007
                                                 ----------------------------------
                                                   INCOME        SHARES   PER SHARE
                                                 (NUMERATOR) (DENOMINATOR) AMOUNT
                                                 ----------   ----------   --------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders ................................ $  144,222   21,356,623   $   0.01
Interest Reversal Convertible Debentures
  (Net of Tax) .................................      9,845           --         --
Effect of Dilutive Securities:
  Exercise of Options ..........................         --      674,910         --
  Exercise of Warrants .........................         --       88,031         --
  Conversion of Convertible Debentures .........         --      874,217         --
Diluted EPS:
  Income (Loss) Available to Common Stockholders
                                                 ----------   ----------   --------
    Plus Assumed Conversions ................... $  154,067   22,993,781   $   0.01
                                                 ==========   ==========   ========

        Options to purchase an aggregate of 1,383,000 shares of our common stock at prices ranging from $1.13 to $2.00 per share were outstanding at September 30, 2007, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.


                                                     FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30, 2006
                                                 ----------------------------------
                                                   INCOME        SHARES   PER SHARE
                                                 (NUMERATOR) (DENOMINATOR) AMOUNT
                                                 ----------   ----------   --------
Basic EPS:
 (Loss) Available to Common
   Stockholders ........................         $ (353,429)  16,079,491   $  (0.02)
Interest Reversal Convertible Debentures
  (Net of Tax) .........................                 --           --         --
Effect of Dilutive Securities:
  Exercise of Options ..................                 --           --         --
  Exercise of Warrants .................                 --           --         --
  Conversion of Convertible Debentures .                 --           --         --
                                                 ----------   ----------   --------
Diluted EPS:
 (Loss) Available to Common Stockholders
    Plus Assumed Conversions ...........         $ (353,429)  16,079,491   $  (0.02)
                                                 ==========   ==========   ========


COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


                                                       FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2006
                                                 ----------------------------------
                                                   INCOME        SHARES   PER SHARE
                                                 (NUMERATOR) (DENOMINATOR) AMOUNT
                                                 ----------   ----------   --------
Basic EPS:
 Income (Loss) Available to Common
   Stockholders ................................ $ (957,435)  16,397,953   $  (0.06)
 Interest Reversal Convertible Debentures
   (Net of Tax) ................................         --           --         --
Effect of Dilutive Securities:
  Exercise of Options ..........................         --           --         --
  Exercise of Warrants .........................         --           --         --
  Conversion of Convertible Debentures .........         --           --         --
                                                 ----------   ----------   --------
Diluted EPS:
  Income (Loss) Available to Common Stockholders
    Plus Assumed Conversions ................... $ (957,435)  16,397,953   $  (0.06)
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

        We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. In the three and nine months ended September 30, 2007, we recognized $15,000 of stock-based compensation expense in our consolidated financial statements. We recognized expense because we granted stock options and restricted stock in 2007. In the three and nine months ended September 30, 2006, we recognized $4,600 and $7,600, respectively, of stock-based compensation expense in our consolidated financial statements. We recognized expense because we had (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006 and (b) stock options granted subsequent to January 1, 2006.

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

        In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees as consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At September 30, 2007, 3,780,000 shares were available for grant under the 2005 Plan.

        In November 1994, we adopted the 1994 Stock Option Plan for Independent Directors. Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees. The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000. Each non-employee director who is serving on a "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004 and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At September 30, 2007, 750,000 shares were available for grant under the 1994 Stock Option Plan for Independent Directors.

        A summary of the changes in outstanding common stock options for all outstanding plans is as follows:


                                                            WEIGHTED-AVERAGE
                                            EXERCISE PRICE     REMAINING     WEIGHTED-AVERAGE
                                SHARES        PER SHARE     CONTRACTUAL LIFE  EXERCISE PRICE
                              ----------  ----------------  ---------------- ----------------
Balance, December 31, 2006     2,018,000    $ .23 - 2.00        1.8 years       $    .93
    Granted ...............    1,000,000      .79 - 1.40        4.6 years           1.10
    Exercised .............      (55,000)     .27 -  .27               --            .27
    Canceled ..............           --              --               --             --
    Expired ...............           --              --               --             --
Balance, September 30, 2007    2,963,000    $ .34 - 2.00        2.3 years       $   1.00


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

        We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services. Total revenue for the three months ended September 30, 2007 increased to $1,889,000 from $1,618,000 for the three months ended September 30, 2006, mainly due to an increase in license, professional services and ASP revenue, which was partially offset by a decrease in maintenance revenue. Total revenue for the nine months ended September 30, 2007 increased to $5,759,000 from $4,995,000 for the nine months ended September 30, 2006, mainly due to an increase in license, professional services and ASP revenue, which was partially offset by a decrease in maintenance revenue.

        The following is an overview of the key components of our revenue and other important financial data for the three and nine months ended September 30, 2007:

        SOFTWARE LICENSES. Our license revenue in the three and nine months ended September 30, 2007 of $269,000 and $764,000, respectively, was from existing customers who chose to renew, add onto or extend their use of our software. For the three and nine months ended September 30, 2006, we generated $179,000 and $579,000, respectively, in license revenue. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

        MAINTENANCE. Maintenance revenue was $775,000 and $2,419,000, respectively, in the three and nine months ended September 30, 2007 compared to $891,000 and $2,569,000, respectively, in the same periods in 2006. The decrease was mainly due to the non-renewal of existing customers. Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

        PROFESSIONAL SERVICES. Professional services revenue was $460,000 and $1,422,000, respectively, in the three and nine months ended September 30, 2007, compared to $232,000 and $899,000, respectively, in the same periods of 2006, as a result of demand for new software capabilities and customizations from our current customer base.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

        ASP SERVICES. ASP services revenue was $385,000 and $1,154,000, respectively, in the first three and nine months of 2007 compared to $316,000 and $949,000, respectively, in the same periods in 2006, due to an expanded and extended contractual relationship with a large customer.

        INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES. Income (loss) before provision for income taxes was $2,000 in the three months ended September 30, 2007, compared to $(353,000) in the same period of 2006, primarily due to an increase in license, professional services and ASP revenue and a decrease in operating expenses. Income (loss) before provision for income taxes was $144,000 in the nine months ended September 30, 2007, compared to $(957,000) in the same period of 2006, primarily due to an increase in license, professional services and ASP revenue and a decrease in operating expenses.

        NET INCOME (LOSS). Net income (loss) for the three months ended September 30, 2007 increased to $2,000 from $(353,000) in the same period of 2006 as a result of an increase in license, professional services and ASP revenue and a decrease in operating expenses. Net income (loss) for the nine months ended September 30, 2007 increased to $144,000 from $(957,000) in the same period of 2006 as a result of an increase in license, professional services and ASP revenue and a decrease in operating expenses.

        CASH FLOW. We generated $828,000 in positive cash flow from operations in the first nine months of 2007 and ended the period with $150,000 in cash and cash equivalents and $1,119,000 in accounts receivable.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


                                                   THREE MONTHS         NINE MONTHS
                                                ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                                ------------------  ------------------
                                                  2007      2006      2007      2006
                                                --------  --------  --------  --------
REVENUES:
         License                                    14.3%     11.1%     13.3%     11.6%
         Maintenance                                41.0      55.1      42.0      51.4
         Professional Services                      24.4      14.3      24.7      18.0
         Applications Service Provider ("ASP")
            Services                                20.3      19.5      20.0     19.0
                                                --------  --------  --------  --------
         TOTAL REVENUES                            100.0     100.0     100.0     100.0
                                                --------  --------  --------  --------
COST OF REVENUES:
         License                                    15.8      19.1      14.5      18.6
         Maintenance                                34.9      46.7      35.0      45.1
         Professional Services                      14.0       8.5      13.9       8.2
         ASP Services                                6.7       6.1       5.8       5.7
                                                --------  --------  --------  --------
         TOTAL COST OF REVENUES                     71.4      80.4      69.2      77.6
                                                --------  --------  --------  --------
         DIRECT MARGIN                              28.6      19.6      30.8      22.4
                                                --------  --------  --------  --------
OPERATING EXPENSES:
         Sales and Marketing                         8.2      14.7       7.7      14.2
         General and Administrative                 14.4      18.2      14.6      17.5
         Research and Development                    5.6       5.8       5.1       7.3
                                                --------  --------  --------  --------
         TOTAL OPERATING EXPENSES                   28.2      38.7      27.4      39.0
                                                --------  --------  --------  --------
         OPERATING INCOME (LOSS)                     0.4     (19.1)      3.4     (16.6)
                                                --------  --------  --------  --------
OTHER EXPENSE (INCOME):
         Interest Expense                           (0.3)     (2.8)     (0.9)     (2.6)
         Interest Income                              --        --        --        --
         Other Income                                 --       0.1        --        --
                                                --------  --------  --------  --------
         TOTAL OTHER EXPENSE (INCOME)               (0.3)     (2.7)     (0.9)     (2.6)
                                                --------  --------  --------  --------
         INCOME (LOSS) BEFORE INCOME TAXES           0.1     (21.8)      2.5     (19.2)
                                                --------  --------  --------  --------

INCOME TAXES (BENEFIT)                                --        --        --        --
                                                --------  --------  --------  --------
NET INCOME (LOSS)                                    0.1%    (21.8)%     2.5%    (19.2)%
                                                --------  --------  --------  --------


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

        Total revenues for the three months ended September 30, 2007 were $1,889,000 compared to $1,618,000 for the same period in 2006. License fees were $269,000 for the three months ended September 30, 2007 compared to $179,000 in the same period in 2006 as a result of new customer sales and increased sales to existing customers in 2007. For the three months ended September 30, 2007, maintenance revenues were $775,000 compared to $891,000 in the same period of the prior year primarily due in part to the non-renewal of a few customers. For the three months ended September 30, 2007, ASP revenues were $385,000 compared to $316,000 in the same period for the prior year, due to an increase in services provided to one large customer.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

        Professional services revenue contributed $460,000 in the three months ended September 30, 2007 compared to $232,000 in the third quarter of 2006, as a result of increased demand for new software capabilities and customizations from our current customer base.

        For the nine months ended September 30, 2007, total revenues were $5,759,000 compared to $4,995,000 in the same period of the prior year.

        Cost of sales increased slightly to $1,348,000 and $3,986,000, respectively, for the three and nine months ended September 30, 2007, compared to $1,302,000 and $3,875,000 for the same periods in 2006. Non-cash capitalized software amortization was $212,000 and $664,000, respectively, for the three and nine months ended September 30, 2007 as compared to $296,000 and $836,000 for the same periods in 2006. We capitalized $270,000 and $836,000, respectively, of software development costs in the first three and nine months of 2007 as compared to $272,000 and $664,000, respectively, in the same periods in 2006.

        Research and development expenses were $107,000 and $291,000, respectively, for the three and nine months ended September 30, 2007 as compared to $94,000 and $362,000, respectively, for the same periods in 2006. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace and maintaining our existing revenue streams.

        Sales and marketing expenses were $154,000 and $445,000, respectively, for the three and nine months ended September 30, 2007 as compared to $238,000 and $710,000, respectively, in the same periods of 2006. This decrease in 2007 was primarily due to a reduction in our marketing and sales headcount resulting in a decrease in personnel-related costs.

        General and administrative expenses were $271,000 and $843,000, respectively, in the three and nine months ended September 30, 2007 as compared to $295,000 and $874,000, respectively, in the same periods in 2006. This decrease in 2007 was mainly due to a decrease in personnel-related costs.

LIQUIDITY AND CAPITAL RESOURCES

        Sources of Liquidity
        --------------------

        We have funded our operations primarily from cash flow from operations and the proceeds from our 2008 Debentures and our 2009 Debentures. Cash from operations results primarily from net income (loss) from the income statement plus non-cash expenses (depreciation and amortization) and changes in working capital from the balance sheet.

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

        At September 30, 2007, we had cash and cash equivalents of $150,000 compared to cash and cash equivalents of $254,000 at September 30, 2006. The decrease in cash and cash equivalents is primarily attributable to the decrease in maintenance revenue in the nine months ended September 30, 2007.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

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

        At September 30, 2007, we had working capital (deficit) of approximately ($520,000) compared to a working capital (deficit) of approximately $(973,000) at September 30, 2006. This increase in our working capital resulted primarily from an increase in license, professional services and ASP revenues. For the nine months ended September 30, 2007, net cash provided from (used for) operating activities totaled approximately $828,000 compared to approximately $639,000 for the nine months ended September 30, 2006. In 2007, cash flow from operating activities represented the Company's principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital. The Company had a significant increase in its accounts receivable in 2006 due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

        For the nine months ended September 30, 2007, net cash used for investing activities was approximately $853,000 compared to approximately $681,000 for the nine months ended September 30, 2006. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. For the nine months ended September 30, 2007, net cash provided from financing activities was approximately $43,000 compared to approximately $0 for the nine months ended September 30, 2006. The cash provided from financing activities in 2007 consisted of proceeds from the exercise of stock options.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

        On March 23, 2007, we issued an aggregate of 5,438,670 shares of our common stock to the RENN funds in connection with their election to convert an aggregate of $1,631,601 principal amount of their 2008 Debentures and 2009 Debentures, representing all of their remaining unpaid principal amount due on the debentures, at a conversion price of $0.30 per share.

        In June 2007, the holders of the 2008 Debentures elected to convert a portion of their monthly principal installments due in 2007 totaling $33,616 under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installments in cash. In connection with the conversion, we issued to the holders of the 2008 Debentures an aggregate of 112,055 shares of our common stock.

        As of September 30, 2007, an aggregate principal amount of $262,265 remains outstanding on the 2008 Debentures. In 2007, we expect to make interest payments of approximately $52,135 in the aggregate during 2007. In addition, upon maturity of our 2008 Debentures in July 2008, we will be required to repay the outstanding principal balance on our 2008 Debentures, which is expected to be approximately $262,265.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

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

        There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

    EXHIBIT
       NO.               DESCRIPTION

   10(i)(19)    Limited Waiver to Convertible Loan Agreements, dated as of
                September 30, 2007, by and between John Roblin and Stuart
                Sternberg.

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

                                      COVER-ALL TECHNOLOGIES INC.


Date:  November 13, 2007              By: /s/ John W. Roblin
                                          --------------------------------------
                                          John W. Roblin, Chairman of the
                                          Board of Directors,
                                          President and Chief Executive Officer



Date:  November 13, 2007              By: /s/ Ann F. Massey
                                          --------------------------------------
                                          Ann F. Massey, Chief Financial Officer