Form 10-K
period 2007-12-31
COVER ALL TECHNOLOGIES INC
filed 2008-03-28
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________.

Commission file number 0-13124

COVER-ALL TECHNOLOGIES INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2698053 (I.R.S. Employer Identification No.)

55 Lane Road, Fairfield, New Jersey (Address of principal executive office)	07004 (Zip Code)

(973) 461-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Securities.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐                                          Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $15,966,000.

As of March 17, 2008, there were 23,262,302 shares outstanding of our common stock.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference as described in Part III.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 1 - “Business”, Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions.  Statements contained in this report that are not historical facts are forward-looking statements.  Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements.  In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments.  Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties.  Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and general conditions in the economy and capital markets.

PART I

ITEM 1. BUSINESS

GENERAL

We provide state-of-the-art software products, services and solutions to the property and casualty insurance industry.  Our customers include insurance companies, agents, brokers and managing general agents (MGAs).

Our software products and services focus on the functions required to market, underwrite, rate, issue, print, bill and support the entire life cycle of insurance policies.  Our products and services combine an in-depth knowledge of property and casualty insurance with innovative solution designs using state-of-the-art technology.  Our products are either available “off-the-shelf” or customized to specific customer needs.  Our software can be licensed for customer use on their own platforms or can be provided through our application services provider, referred to as “ASP,” using third party technology platforms and support.

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

PRODUCTS

My Insurance Center

In 2001, we announced the creation of My Insurance Center, referred to as “MIC,” a customizable and configurable Internet-enabled software platform and suite of product components that was developed to provide insurance agents, brokers and carriers with integrated workflows and access to real-time information. We continue to expand MIC with new capabilities in response to customer needs.

MIC is designed to be the platform for the entire insurance process from the insured through agents, brokers, insurance companies and reinsurers.  MIC is designed to serve both large and small organizations and to serve the “extended enterprise” by using advanced security to extend capabilities beyond the client’s walls to partners, suppliers and customers.  It is designed to be a low cost and variable cost platform that meets or exceeds security/audit standards required by sophisticated data centers.

MIC was designed to segregate functionality and access to data to the individual user.  These capabilities are configured and managed by the client and can be “changed” in real time by authorized users.  Additionally, all changes are tracked by user, date and time to provide audit trails and controls.  These capabilities enable our clients to manage and monitor their business as it happens, in real time as well as help them address the increasing demands of regulatory compliance.

New capabilities have been created in the last twelve months that extend the functionality of MIC to the submission of business and include underwriting rules, support for insurance binders, new billing functionality including commission management and installment support,  electronic underwriting files, milestone-driven workflows, which are customizable based upon definable conditions like completed applications and underwriting information, policy dashboards that include premium and loss information, an innovative structure that supports policy level profitability and various other functionality.  The architecture of MIC enables Cover-All to introduce and customize capabilities in short cycle times that allow our customers to be responsive and nimble.

MIC is designed to fully support STP (Straight Through Processing). MIC enables our customers to utilize our rating, policy issuance, billing and other software components into a fully-integrated platform that, among other things, eliminates redundant data entry.  Information is stored in a client-centric database and becomes immediately available to other users or functions.  MIC may be customized to generate user alerts when a user-specified condition occurs.  Additionally, MIC has been designed to allow the customer to configure features according to their own look and feel preferences and workflow processes.  For instance, the browser-based user interface allows employees, agents and other end-users to personalize their desktops so they see only the information they need or desire.  MIC allows our customers to reduce costs, leverage the latest technologies, better manage risk and provide better service to their customers.

MIC is built upon our Customer Insurance Database, referred to as “CI,” that brings together policy, billing and information from other business functions into an integrated “customer view” that enables better customer service and coordination.  A key component of CI is the Insurance Policy Database, referred to as “IPD.”  IPD is a relational database that holds detailed policy and policy history data for more than forty lines of commercial property and casualty insurance and has been designed to bring powerful data access and reporting capabilities to the desktop.

MIC is being made available to users either for in-house implementation or through our ASP.  Combined with our client-centric database, MIC has an integrated and flexible architecture designed to enable our customers to make rapid business and technological changes.

MIC offers the following features and benefits:

•
Data Integration – IPD is an integrated data repository that provides information to MIC quickly and inexpensively.  Multiple software components share data to help integrate business functions, manage workflow and avoid duplicate data problems.

•
Application Integration; Single Sign-On – MIC allows the end user to switch back and forth among applications without having to log in to individual applications, increasing a user’s productivity.  MIC provides a consolidated view of data from different software components and provides “hotlinks” enabling a customer to connect quickly to the specific module of the specific system.  MIC offers the user fast access, pro-active alerts and real-time responsiveness.

•	Broad Accessibility – MIC is an Internet application, which utilizes a sophisticated portal capability.
•	Integrated Data Representation – MIC provides a consolidated view of information from disparate systems.
●
Personalization and Customization – MIC allows each user to personalize his or her view similar to other Internet portals, to meet the needs and the stylistic preferences of each individual user.  MIC personalization allows the user to hide or show content, filter the content and also change color and page styles.  Customization in MIC allows the host to control the accessibility to content for each user and also facilitates changes to content in MIC as business needs change, without additional programming.

●	Scalability – MIC can grow with our customer’s needs, measured in terms of the numbers of concurrent users, response times and other variables.
•
Security – MIC can be configured to achieve appropriate levels of security on data transfer over the Internet.  MIC is also designed to adapt to almost any organizational hierarchy and data level security needs with minimal set-up effort by the customer.

•
Compliance – MIC is designed to enable our customers to respond quickly and efficiently to the growing number of  federal, state and insurance regulations to help them meet their compliance obligations.

MIC utilizes technology based on Oracle® 10G Application Server, Oracle 10G Database, J2EE and XML.  MIC seamlessly integrates MIC Rating and Issuance and other business components and our Customer Insurance Database.

MIC enables us to market the business components in “custom groupings,” or as a service in an ASP environment, depending on customer needs.

MIC Rating & Insurance – The Policy Rating and Issuance Component of MIC

In 1989, we purchased the assets related to the exclusive proprietary rights to a PC-based software application for policy rating and issuance for property and casualty insurance companies.  This software uses a unique design that separates the “insurance product definition” from the actual technology “engines.”  The sophistication of this design has enabled us to stay current with technology innovations while preserving our “insurance knowledge” investment.

The MIC Rating & Issuance component supports the following policy functions:

•	Data capture and editing
•	Rating
•	Policy issuance including multiple recipient print
•	All policy transactions including quotes, new lines, endorsements, renewals, audits and cancellations
•	Policy database.

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

During the latter part of 2002, we developed a new “presentation layer” incorporating the latest technologies, such as Java and XML, to provide a very flexible and robust user interface over the Internet.  This capability also included significant enhancements to our security and administration functions as well as a number of “usability” enhancements.  These capabilities significantly expand and enhance the “core” rating and issuance capabilities.  The new product has now been fully integrated with MIC and is being sold and marketed as MIC Rating & Issuance. The MIC Rating & Issuance has been and continues to be enhanced and updated with new technology.  The sophisticated design of the product isolates insurance product knowledge from the application itself in data files, referred to as “Metadata.”  We have built an extensive knowledge base, estimated at more than 100 person-years of effort, in this Metadata that defines the details of virtually hundreds of insurance policy types and coverages for the MIC Rating & Issuance product.

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

The MIC Rating & Issuance product is in use in over 35 companies.

During 2007, Cover-All developed a number of new MIC Rating & Issuance capabilities that are designed to fundamentally improve the ability to customize and introduce insurance products in very short time frames based upon the latest technological advances and innovative architecture.  These capabilities include a new print engine, document packaging, a sophisticated set of data capture/screen creation tools, and a number of other components.  These capabilities were deployed in two customers in 2007 and early 2008.

My Insurance Center – Functional Capabilities

We have, through MIC, a deep inventory of insurance software components combined with a sophisticated implementation platform.  MIC includes the following critical components:

•	My Insurance Center Portal
•	Enterprise, Customer-centric Oracle database
•	Underwriting Tools
•	End User access to information in real time – Straight Through Processing
•	Rating and Issuance
•	Full policy lifecycle support
•	Clear and comprehensive data collection with extensive real time edits
•	Policy history – easy policy changes and useful for activities such as coverage inquiries
•	On-line system, screen and field level look-ups
•	On-line Commercial Lines Manual Tables and Footnotes
•	Easy and direct system navigation
•	Standard ISO (Insurance Service Office)/NCCI coverages and rates support
•	Company customized coverages and rates support
•	Fully automated recipient-driven issuance of insurance policies, worksheets, ID cards, etc., including print preview
•	Policy database
•	Multiple company/program/state/coverage support.
•	Templates to reduce data entry time
•	Advanced Billing Capabilities – integrating with NetSuite
•	Claims Repository
•	Customer Relationship Management
•	Agency and Program Management
•	Advanced Administration Tools
•	Access to Web Services and Information Providers
•	Policy Dashboard – premium & loss information
•	Advanced Workflows, Diaries
•	Electronic Underwriting files
•	Compliance Assist, Help Desk
•	Interfaces to “back end” accounting and reporting systems
•	Policy-level Premium and Loss Information for profitability tracking / accounting
•	Quote, Binder, Policy Lifecycle support

We expect to utilize and expand these capabilities to expand and leverage our ability to respond to broadening marketplace and new customer opportunities with solutions that address the special needs of carriers, managing general agents, agents, brokers and third party providers with both off-the-shelf and custom solutions.  Our user interface capabilities of the MIC product have been enhanced with more functionality through various strategic alliances and partnerships that offer business process partnering (outsourcing), accounting, claims administration capabilities and actuarial and statistical reporting services.  We also intend to continue to enhance our functional components based upon market demand, existing customer needs, new capabilities offered by Web Services as well as changes in technology (for example, support for personal digital assistants, or PDAs), especially Internet technologies. We have also developed integration and inter-connection capabilities for MIC to exchange data with third party systems which should bring significant benefit to our customers by reducing data entry and reducing the exposure to errors & omissions liability.

We are also increasing and enhancing our services portfolio.  We have expanded our professional services with conversion and interface offerings.  We developed new rule-based capabilities to enable us to implement data exchange services that will save our customers time and effort converting to our products or linking our products to existing systems.  We also have developed a “custom” service offering for customers who desire specially-tailored services, service level agreements and other services that enable them to achieve their business objectives.

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

MARKETING

We maintain an in-house sales and marketing staff. We also utilize distributors, outside consultants and other complimentary service providers to market our products.  We are continuing to redesign our Internet site and establish linkages to portals and other web sites.  This is an on-going effort that will continue to expand in 2008 as we focus on the Internet as a valuable source of information for current and potential customers interested in our products and services.  We also participate in and display and demonstrate our software products at industry trade shows.  Our consulting staff, business partners and other third parties also generate sales leads.  We also communicate with our existing customers in a variety of ways including an annual Customer Conference.

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

Research and development expenses were $510,000, $464,000 and $809,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

BACKLOG

We had no license, maintenance, professional services or ASP backlog of unbilled work as of December 31, 2007.

MAJOR CUSTOMERS

Our product line is in use in over 35 companies.  For the years ended December 31, 2007, 2006 and 2005, we had two, three and one customer(s) who contributed revenues in excess of 10% of our total revenues for the respective years.  AIGT generated 19%, 27% and 23% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively.  One other customer generated 25% of our revenue for the year ended December 31, 2007.

We had no export sales in 2007, 2006 and 2005.

EMPLOYEES

We had 44 employees as of December 31, 2007.  None of our employees are represented by a labor union, and we have not experienced any work stoppages.  We believe that relations with our employees are good.

AVAILABLE INFORMATION

Our website address is www.cover-all.com.  We make available, free of charge, through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The information on our website is not incorporated by reference into this report.

ITEM 1A. RISK FACTORS

RISK FACTORS

In addition to the other information described elsewhere in this Annual Report, you should carefully consider the following risk factors, which could materially affect our business, financial condition and results of operations.  The risks described below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

While we were profitable in 2007, we incurred losses in 2006 and 2005.  Our earnings are volatile, and we may not be profitable in the future.

We incurred a loss of $1,000,000 in 2006 and $1,434,000 in 2005.  Although we generated net income of $1,231,000 in 2007, $767,000 in 2004 and $392,000 in 2003, there is no assurance that we will be able to maintain profitability in the future.  Our ability to invest in sales and marketing programs, to expand and upgrade our technology infrastructure and to fund our research and development efforts will depend on existing cash balances and our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.  If we are unable to achieve or maintain profitability in the future, we may be unable to fund our liquidity needs.

We may need additional financing in order to continue to develop our business.

We may need additional financing to continue to fund the research and development of our software products and to expand and grow our business generally.  To the extent that we will be required to fund operating losses, our financial position would deteriorate.  We may not be able to find significant additional financing on terms favorable to us or at all.  If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to further restrictions on our operations and finances.  Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business, even though these actions might otherwise benefit our business.  As of December 31, 2007, we had a net stockholders’ equity of approximately $2,285,000 and a net working capital of approximately $545,000.

We may not have sufficient cash to service our indebtedness.

As of December 31, 2007, our outstanding indebtedness consisted in aggregate principal amount of $262,265 on our 8% convertible debentures due 2008, which we refer to as our 2008 Debentures.  The 2008 Debentures mature on July 1, 2008, unless they are earlier redeemed by us or converted into shares of our common stock at the holder’s option at a conversion price of $0.30 per share, subject to adjustment.  Our ability to make payments on and to refinance our indebtedness, to the extent the holders of our debentures do not elect to convert required principal payments into shares of our common stock, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future.  In addition, our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.  Although as of December 31, 2007, we had working capital of $545,000, we cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  If we are unable to repay our indebtedness through cash flow from operations, we may need to obtain additional financing.  We cannot be certain that we will be able to obtain additional financing on terms favorable to us, or at all.

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

We depend on key personnel.

Our success depends to a significant extent upon a limited number of members of senior management and other key employees, including John W. Roblin, our President and Chief Executive Officer, Maryanne Gallagher, our Chief Operating Officer, and Manish D. Shah, our Chief Technology Officer.  We maintain key man life insurance on Mr. Roblin and Ms. Gallagher in the amount of $1,000,000 per individual.  We are in the process of obtaining key man life insurance on Mr. Shah in the amount of $1,000,000.  The loss of the service of one or more key managers or other key employees could have a significant and adverse effect upon our business, operating results or financial condition.  In addition, we believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel.  Competition for such personnel in the computer software industry is intense.  We may not be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results or financial condition.

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

Both the computer software and the insurance software systems industries are highly competitive.  There are a number of larger companies, including computer manufacturers, computer service and software companies and insurance companies, that have greater financial resources than we have.  These companies currently offer and have the technological ability to develop software products similar to those offered by us.  These companies present a significant competitive challenge to our business.  Because we do not have the same financial resources as these competitors, we may have a difficult time in the future in competing with these companies.  In addition, very large insurers internally develop systems similar to our systems and as a result, they may not become customers of our software.  We compete on the basis of our insurance knowledge, products, service, price, system functionality and performance and technological advances.  Although we believe we can continue to compete on the basis of these factors, some of our current competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our current competitors may be able to:

•	undertake more extensive marketing campaigns for their brands and services;
•	devote more resources to product development;
•	adopt more aggressive pricing policies; and
•	make more attractive offers to potential employees and third-party service providers.

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

We depend on existing major customers.

In 2007 and 2006, our software products operations depended primarily on certain existing major customers.  One of these major customers accounted for approximately 19% and 27% of our total revenues in 2007 and 2006, respectively.  One new other major customer accounted for approximately 25% of our total revenue in 2007.  We anticipate that our operations will continue to depend upon the continuing business of our existing customers, particularly the major customers, and the ability to attract new customers.  As a result, the loss of one or more of our existing major customers or our inability to continue to attract new customers could significantly and adversely affect our business, operating results and financial condition.

A decline in computer software spending may result in a decrease in our revenues or lower our growth rate.

A decline in the demand for computer software among our current and prospective customers may result in decreased revenues or a lower growth rate for us because our sales depend, in part, on our customers’ level of funding for new or additional computer software systems and services.  Moreover, demand for our solutions may be reduced by a decline in overall demand for computer software and services.  The current decline in overall technology spending may cause our customers to reduce or eliminate software and services spending and cause price erosion for our solutions, which would substantially affect our sales of new software licenses and the average sales price for these licenses.  Because of these market and economic conditions, we believe there will continue to be uncertainty in the level of demand for our products and services. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues.

We may not get the full benefit of our tax credits.

Under the United States Internal Revenue Code, companies that have not been operating profitably are allowed to apply certain of their past losses to offset future taxable income liabilities they may incur once they reach profitability.  These amounts are known as net operating loss carryforwards.  At December 31, 2007, we had approximately $25,700,000 of federal net operating tax loss carryforwards expiring at various dates through 2026.  Because of certain provisions of the Tax Reform Act of 1986 related to change of control, however, we may not get the full benefit of these loss carryforwards.  If we are limited from using net operating loss carryforwards to offset any of our income, this would increase our taxes owed and reduce our cash for operations.

RISKS RELATED TO OUR COMMON STOCK

Holders of our common stock may have difficulty in selling those shares.

Our common stock is not traded on any securities exchange or an inter-dealer quotation system.  Prices for our common stock are quoted on the Over-the-Counter (OTC) Bulletin Board.  Securities whose prices are quoted on the OTC Bulletin Board do not enjoy the same liquidity as securities that trade on a securities exchange or an inter-dealer quotation system.  As a result, you may have difficulty in selling shares of our common stock.  In addition, our common stock is a “penny stock” as that term is defined in the Securities Exchange Act of 1934.  Brokers effecting transactions in a “penny stock” are subject to additional customer disclosure and record keeping obligations, including disclosure of the risks associated with low price stocks, stock quote information, and broker compensation.  In addition, brokers effecting transactions in a “penny stock” are also subject to additional sales practice requirements under Rule 15g-9 of the Exchange Act including making inquiries into the suitability of “penny stock” investments for each customer or obtaining a prior written agreement for the specific “penny stock” purchase.  Because of these additional obligations, some brokers will not effect transactions in “penny stocks.”

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

Debentures.  As of December 31, 2007, a total of $262,265 was outstanding on our 2008 Debentures, which, at the conversion price of $0.30 per share, were convertible into an aggregate of 874,217 shares of our common stock.  The 2008 Debentures mature on July 1, 2008, unless they are earlier redeemed by us or converted into shares of our common stock at the holder’s option.  The conversion price with the respect to each of our outstanding debentures is subject to adjustment if and whenever we issue additional shares of our common stock for less than the then current conversion price per share, in which case the conversion price will be reduced to a new conversion price equal to the price per share of the additional stock issued.  Pursuant to the terms of the debentures, the issuance or sale of additional shares of our common stock resulting from (1) the conversion of any of the debentures, (2) the exercise of warrants or employee or director stock options outstanding on the day that the debentures were issued or (3) the exercise of stock options to be granted in the future to employees or directors pursuant to our existing stock option plans, will not trigger any adjustment to the conversion price of the debentures.  The issuance of any shares of our common stock as a consequence of the conversion of any of the debentures may result in significant dilution to our stockholders and may depress the market price of our common stock.  Further, if the conversion price of the debentures is adjusted, the additional shares of our common stock that would be issued upon conversion of the debentures as a result of such adjustment may also result in significant dilution to our stockholders.

Warrants. An aggregate of 121,429 warrants, expiring in 2011, to purchase such number of shares of our common stock issued to the same investors, were outstanding as of December 31, 2007 and exercisable at a current exercise price of $0.35 per share.  The current exercise prices of these warrants are subject to adjustment if and whenever we issue or sell additional shares of our common stock for less than 95% of the market price on the date of issuance or sale, in which case the exercise price will be reduced to a new exercise price in accordance with the terms of the warrant.  Pursuant to the terms of these warrants, the issuance or sale of additional shares of common stock resulting from (1) the exercise of stock options to be granted in the future to employees or directors pursuant to our existing stock option plans or (2) the exercise of any convertible security, in either case outstanding on the date of the warrant, will not trigger any adjustment to the exercise price of the warrants.  The issuance of any additional shares of our common stock as a consequence of the exercise of any of the warrants may result in significant dilution to our stockholders and may depress the market price of our common stock.  Further, if the exercise price of the warrants is adjusted, the additional shares of our common stock that would be issued upon exercise of the warrants as a result of such adjustment may also result in significant dilution to our stockholders.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

Our common stock trades in the over-the-counter market on the OTC Bulletin Board.  The quotations below reflect the high and low bid prices for our common stock since January 1, 2006 as traded in the over-the-counter market on the OTC Bulletin Board.  The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2007:	High	Low
4th Quarter	$1.53	$1.12
3rd Quarter	1.50	1.24
2nd Quarter	1.25	0.92
1st Quarter	1.30	0.66

2006:	High	Low
4th Quarter	$0.79	$0.42
3rd Quarter	0.51	0.31
2nd Quarter	0.43	0.31
1st Quarter	0.58	0.35

As of March 12, 2008, there were 508 holders of record of our common stock.  This number does not include beneficial owners who may hold their shares in street name.

We have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.  In addition, the convertible loan agreements governing the 2008 Debentures currently prohibit the payment of dividends by us without the prior written consent of the holders of such debentures.

The closing sales price for our common stock on March 12, 2008 was $1.10, as reported by the OTC Bulletin Board.

PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder returns (including reinvestment of dividends) from the period from December 31, 2002 through December 31, 2007 on an investment of $100 in (i) our common stock, (ii) the Russell 2000 Index (an index of small capitalization companies) and (iii) an index of peer companies that we have selected. You should be aware that historical results are not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$350
$300
$250
$200
$150
$100
$50
$0
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
Cover-All Technologies Inc.
Russell 2000 Index
Peer Group (1)

	Comparison of 5 Year Cumulative Total Return among Cover-All Technologies Inc., the Russell 2000 Index and a Peer Group

	12/31/02	12/31/03	12/31/04	12/31/05	12//31/06	12//31/07

Cover-All Technologies Inc.	$100.00	$115.22	$139.13	$119.57	$171.74	$300.00
Russell 2000 Index	$100.00	$147.25	$174.24	$182.18	$215.64	$212.26
Peer Group (1)	$100.00	$131.77	$164.62	$147.56	$157.10	$149.35
__________________

(1)	The peer group consists of Computer Sciences Corporation, Ebix.com Inc., Pegasystems Inc. and TenFold Corp.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial information as of December 31, 2007 and 2006, and for each of the years ended December 31, 2007, 2006 and 2005, have been derived from and should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this report.  The selected historical consolidated financial information as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 have been derived from our audited consolidated financial statements which are not included in this report.  All dollar amounts below are expressed in thousands, except per share data.

Selected Five-Year Consolidated Financial Data

The following is a summary of selected five-year consolidated financial data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003:

	Year ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:	(in thousands, except per share amounts)
Revenues	$9,777	$7,288	$7,255	$9,274	$7,524
Income (loss) before income tax	1,231	(1,000)	(1,434)	816	392
Net income (loss)	1,231	(1,000)	(1,434)	767	392
Net income (loss) per share – basic	0.06	(0.06)	(0.09)	0.05	0.03
Net income (loss) per share – diluted	0.05	(0.06)	(0.09)	0.04	0.02
Cash dividends per share	$—	$—	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$11	$132	$296	$144	$1,193
Working capital (deficiency)	545	(898)	(237)	900	177
Total assets	5,864	3,556	4,677	6,388	5,485
Short-term debt	262	339	247	220	105
Long-term debt	—	1,708	1,927	2,175	2,395
Stockholders’ equity (deficit)	2,285	(1,024)	(265)	928	41

Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2007, 2006 and 2005:

	2007
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Total revenues	$1,931	$1,939	$1,889	$4,018
Operating income	177	8	9	1,093
Net income	140	3	2	1,086
Basic earnings per common share	$0.01	$0.00	$0.00	$0.05
Diluted earnings per common share	$0.01	$0.00	$0.00	$0.04

	2006
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Total revenues	$1,739	$1,638	$1,618	$2,293
Operating income (loss)	(246)	(270)	(310)	2
Net income (loss)	(290)	(314)	(353)	(43)
Basic earnings (loss) per common share	$(0.02)	$(0.02)	$(0.02)	$(0.00)
Diluted earnings (loss) per common share	$(0.02)	$(0.02)	$(0.02)	$(0.00)

	2005
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Total revenues	$2,087	$1,713	$1,638	$1,817
Operating income (loss)	(23)	(444)	(472)	(355)
Net income (loss)	(35)	(487)	(517)	(395)
Basic earnings (loss) per common share	$(0.00)	$(0.03)	$(0.03)	$(0.03)
Diluted earnings (loss) per common share	$(0.00)	$(0.03)	$(0.03)	$(0.03)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2007 OVERVIEW

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

We earn revenue from software contract licenses, service fees from our software provided through our application services provider (“ASP”), continuing maintenance fees for servicing our products and professional services.  Total revenue in 2007 increased to $9,777,000 from $7,288,000 in 2006 due to an increase in license and professional services and ASP revenue, which was partially offset by a decrease in maintenance revenue.

The following is an overview of the key components of our revenue and other important financial data in 2006:

Software Licenses.  We signed two new customer licenses in 2007.  The increase in license revenue, to $2,683,000 in 2007 from $1,376,000 in 2006, was mainly a result of sales to existing customers in 2007 and two new customer license sales in 2007.  In 2007 our growth in license revenue was 95%.

Maintenance.  The decrease in maintenance revenue, to $3,210,000 in 2007 from $3,471,000 in 2006, was mainly due to the non-renewal of several existing customers.  We expect that our new customer license sales will generate significant additional maintenance revenue beginning in 2008.

Professional Services.  The increase in professional services revenue, to $2,316,000 in 2007 from $1,176,000 in 2006, was a result of increased demand for new software capabilities and customizations from our current customer base and significant customizations related to the two new customer sales in 2007.

ASP.  ASP revenue increased to $1,568,000 in 2007 from $1,265,000 in 2006, due primarily to an expanded and extended contractual relationship with two large customers.

Income (Loss) Before Provision For Income Taxes.  Income before provision for income taxes was $1,231,000 in 2007 compared to a loss of $(1,000,000) in 2006, primarily due to an increase in license, professional services and ASP revenue.  Our growth in revenue of 34% significantly exceeded our growth in expenses of 3%.

Net Income (Loss).  Net income for 2007 increased to $1,231,000 from a net loss of $(1,000,000) in 2006 as a result of an increase in license, professional services and ASP revenue.  Our growth in revenue of 34% significantly exceeded our growth in expenses of 3%.

We continue to face several challenges to growth in 2008 mainly in the marketing and selling of our products and services to new customers, caused by long sales cycles and competition.  In addition, there are risks related to customers’ acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize.  However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers.  Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States.  The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could materially differ from those estimates.  We have disclosed all significant accounting policies in Note 1 to the consolidated financial statements included in this annual report on Form 10-K.  The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies.  Critical accounting policies and estimates are:

•           Revenue Recognition
•           Valuation of Capitalized Software
•           Valuation of Allowance for Doubtful Accounts Receivable

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

Our revenues are recognized in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.”  Revenue from the sale of software licenses is predominately from standardized software and is recognized when standard software modules are delivered and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable.  Revenue from software maintenance contracts is recognized ratably over the life of the contract.  Revenue from professional consulting services is recognized when the service is provided.

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

Multiple Element Arrangement

We enter into revenue arrangements in which a customer may purchase a combination of software, maintenance and support, and professional services (multiple-element arrangements).  When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements.  VSOE of fair value is established by the price charged when that element is sold separately.  For maintenance and support, VSOE of fair value is established by renewal rates when they are sold separately.  For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

Valuation of Capitalized Software

Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established.  Once technological feasibility has been established, we capitalize costs to produce the finished software products.  Capitalization ceases when the product is available for general release to customers.  Costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established.  Amortization is calculated on a product-by-product basis as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product.  At each balance sheet date, the unamortized capitalized costs of each computer software product is compared to the net realizable value of that product.  If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off.  The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and deploying that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

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

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2007	2006	2005
Revenues:
License	27.4%	18.9%	18.2%
Maintenance	32.8	47.6	50.1
Professional Services	23.7	16.1	14.7
Applications Service Provider (“ASP”) Services	16.1	17.4	17.0
Total Revenues	100.0	100.0	100.0

Cost of Revenues:
License	11.7	17.6	21.6
Maintenance	28.6	41.3	39.0
Professional Services	13.1	7.8	6.9
ASP Services	4.8	5.2	2.6
Total Cost of Revenues	58.2	71.9	70.1
Direct Margin	41.8	28.1	29.9

Operating Expenses:
Sales and Marketing	8.2	12.9	16.9
General and Administrative	14.7	20.1	19.7
Research and Development	5.2	6.4	11.1
Provision for Doubtful Accounts	0.5	—	—
Total Operating Expenses	28.6	39.4	47.7

Operating Income (Loss)	13.2	(11.3)	(17.8)

Other Expense (Income):
Interest Expense	0.5	2.3	2.5
Interest Expense - Related Party	0.1	0.1	0.1
Interest Income	—	—	(0.1)
Other Expense	—	—	—
Other Income	—	—	(0.5)
Total Other Expense	0.6	2.4	2.0

(Loss) Income Before Income Taxes Expense	12.6	(13.7)	(19.8)

Income Taxes (Expense):	—	—	—

Net (Loss) Income	12.6%	(13.7)%	(19.8)%

YEAR ENDED DECEMBER 31, 2007 COMPARED WITH YEAR ENDED DECEMBER 31, 2006

Revenues

Total revenues were $9,777,000 for the year ended December 31, 2007 compared to $7,288,000 for the year ended December 31, 2006, an increase of 34%.  License fees were $2,683,000 for the year ended December 31, 2007 compared to $1,376,000 in 2006, an increase of 95%, as a result of two new customer license sales and sales to existing customers in 2007.  For the year ended December 31, 2007, maintenance revenues were $3,210,000 compared to $3,471,000 of the prior year, due to the non-renewal of several existing customers.  We expect that the new license sales in 2007 will generate significant additional maintenance revenue in 2008.  Professional services revenue contributed $2,316,000 for the year ended December 31, 2007 compared to $1,176,000 for the year ended December 31, 2006 as a result of increased demand for new software capabilities and customizations from our two new customers signed in 2007 and our current customer base.  ASP revenues were $1,568,000 for the year ended December 31, 2007 compared to $1,265,000 for the year ended December 31, 2006 due primarily to an expanded and extended contractual relationship with two large customers.

Cost of sales increased to $5,688,000 for the year ended December 31, 2007 as compared to $5,244,000 for 2006, due to higher salaries and personnel-related expenses associated with staffing changes.  Non-cash capitalized software amortization was $880,000 for the year ended December 31, 2007 as compared to $1,114,000 in 2006.  We capitalized software development costs of $1,084,000 in 2007 compared to $888,000 in 2006.

Expenses

Research and Development.  Research and development expenses increased to $510,000 for the year ended December 31, 2007 from $464,000 in 2006, primarily due to the need for our research and development staff to work on various new software capabilities for our new and prospective customers.  We intend to continue to maintain our ongoing effort to enhance the functionality of our products and solutions to remain competitive.

Sales and Marketing.  Sales and marketing expenses decreased to $800,000 for the year ended December 31, 2007 from $943,000 in 2006, primarily due to a reduction in our personnel-related expenses associated with a reduction in staffing in 2007.

General and Administrative.  General and administrative expenses were $1,442,000 in 2007 as compared to $1,461,000 in 2006.  The decrease in the general and administrative expenses was mainly due to a reduction in our legal fees in 2007 partially offset by an increase in stock-based compensation.  In 2006, the increase in legal fees was related to a potential acquisition.

Other Expense.  We had $0 other expense for the year ended December 31, 2006 compared to $(1,000) for the year ended December 31, 2006.  In 2006, other expense was related to a settlement of late fees related to one customer.

Other Income.  We had $0 of other income for the year ended December 31, 2006 compared to $3,000 of other income for the year ended December 31, 2006.  In 2006, other income was related to late fees collected from customers.

Provision for Doubtful Accounts.  We had $51,000 provision for doubtful accounts in 2007 compared to $0 for 2006, due to the write-off of the account receivable balances of two customers who decided not to purchase our software.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations primarily from cash flow from operations and the proceeds from our issuance in 2001 of $1,800,000 aggregate principal amount of 8% convertible debentures due in 2008, which we refer to as the 2008 Debentures, and our issuance in 2002 of $700,000 aggregate principal amount of 8% convertible debentures due 2009, which we refer to as the 2009 Debentures.  Cash from operations results primarily from net income from the income statement less non-cash expenses (depreciation and amortization) and changes in working capital from the balance sheet.

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

At December 31, 2007, we had cash and cash equivalents of $11,000 compared to cash and cash equivalents of $132,000 at December 31, 2006.  The decrease in cash and cash equivalents is primarily attributable to the decrease in maintenance revenue and the timing of one of our large license sales in 2007.  We had a significant increase in accounts receivable due to a license sale in the fourth quarter of 2007 to a major insurance company.

Cash Flows

In 2001 and 2002, we raised an aggregate of $2,500,000 in two rounds of debt financing through the sale of our 2008 Debentures and 2009 Debentures.  The 2008 Debentures were issued to two funds managed by RENN Capital Group, Inc., for an aggregate of $1,400,000, and the remainder of the 2008 Debentures were issued to John Roblin, our Chairman and Chief Executive Officer, and certain other investors.  Our 2009 Debentures were issued only to the two RENN funds.  Interest on the unpaid principal amount of the outstanding debentures is payable monthly at the rate of 8% per annum.  We had been required repay principal on the 2008 Debentures and 2009 Debentures since July 2004 and July 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then-remaining principal amount of such debentures.  Since 2004 and 2005, the holders of our 2008 Debentures and 2009 Debentures, respectively, have elected to convert all of our required monthly installment payments of principal into shares of our common stock at the conversion rate of $.30 per share in lieu of receiving such payments in cash.  On March 23, 2007, the RENN funds elected to convert all of their remaining unpaid principal amount due on their 2008 Debentures and 2009 Debentures, totaling $1,631,601.  In June 2007, the remaining holders of the 2008 Debentures elected to convert their monthly principal installments due in 2007 totaling $33,617.  After giving effect to these conversions, as of December 31, 2007, our only outstanding debentures were an aggregate principal amount of $262,265 that remained outstanding on the 2008 Debentures.  The 2008 Debentures mature on July 1, 2008, unless they are earlier redeemed by us or the holder or converted into shares of our common stock at the holder’s option at a conversion price of $0.30 per share, subject to adjustment.  We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures.

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

In December 31, 2007, we had working capital of $545,000 compared to working capital deficit of $898,000 at December 31, 2006.  This increase in our working capital resulted primarily from a increase in our license, professional services and ASP revenues.  Net cash provided from operating activities totaled approximately $907,000 in 2007 compared to approximately $738,000 in 2006.  In 2007, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.

In 2007, net cash used for investing activities was approximately $1,101,000 compared to approximately $907,000 in 2006.  We expect capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  We use cash to invest in capital and other assets to support our growth.

In 2007, net cash provided from financing activities was approximately $73,000 compared to approximately $4,000 in 2006.  The cash provided from financing activities in 2007 and 2006 consisted of proceeds from the exercise of stock options and warrants.

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

In January 2007, the holders of the 2008 Debentures and 2009 Debentures elected to convert the remaining portion of their monthly principal installments due in 2006, totaling $119,807, into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash.

On March 23, 2007, the RENN funds elected to convert the remaining unpaid principal amount due on their 2008 Debentures and 2009 Debentures (representing all of our outstanding 2009 Debentures).  In June 2007, the remaining holders of the 2008 Debentures elected to convert their monthly principal installments due in 2007 totaling $33,617.  As of December 31, 2007, an aggregate principal amount of $262,265 remained outstanding on the 2008 Debentures.

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

Our future liquidity and capital resource requirements will depend on many factors, including but not limited to the following trends and uncertainties we face:

•	Our ability to generate cash is subject to general economic, financial, competitive and other factors beyond its control.
•
Our need to invest resources in product development in order to continue to enhance our current product, develop new products, attract and retain customers and keep pace with competitive product introductions and technological developments.

•	We experience intense competition in our industry and continuing technological changes.
•	Insurance companies typically are slow in making decisions and have numerous bureaucratic and institutional obstacles, which can make our efforts to attain new customers difficult.
•
We compete with a number of larger companies who have greater resources than those of ours.  We compete on the basis of insurance knowledge, products, services, price, technological advances and system functionality and performance.

•	Our operations continue to depend upon the continuing business of our existing customers and our ability to attract new customers.
•	A decline in software spending in the insurance industry could result in a decrease in our revenue.

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

Net Operating Loss Carryforwards

At December 31, 2007, we had approximately $25,700,000 of federal net operating tax loss carryforwards expiring at various dates through 2026.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change.  These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period, which is generally a three-year period.  As a result of stock which may be issued by us from time to time, including the stock which may be issued relating to our outstanding convertible debentures and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

Payments due by period
(dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Leases	$2,175	$518	$868	$789	$—

8% Convertible Debentures due 2008 – principal(1)	262	262	—	—	—
8% Convertible Debentures due 2008 – interest	10	10	—	—	—
Total	$2,447	$790	$868	$789	$—

___________________________

(1)  Since July 1, 2004, the holders of the 2008 Debentures elected to convert a portion of their monthly principal installments under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installments in cash.

OFF-BALANCE-SHEET ARRANGEMENTS

During the fiscal year ended December 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

Business Combinations:  In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations.  The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance.  Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We are currently evaluating the impact, if any, of the pending adoption of Statement 141(R) on our consolidated financial statement.

Accounting and Reporting of Noncontrolling Interests:  In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51.  The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings.  Additionally, Statement 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest.  Statement 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest.  Statement 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We are currently evaluating the impact, if any, of the pending adoption of Statement 160 on our consolidated financial statements.

Fair Value Measurements:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures.  Statement 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact, if any, of the pending adoption of Statement 157 on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities:  In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis.  Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings.  Statement 159 also establishes additional disclosure requirements.  Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement 157.  We are currently evaluating the impact, if any, of the pending adoption of Statement 159 on our consolidated financial statements.

Accounting for Advanced Payments for Future Research and Development:  In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3).  EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.  EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.  We are currently evaluating the impact, if any, of the pending adoption of EITF 07-3 on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and this Item is not applicable to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Item 15(a)(1) and (2) of this report are included beginning on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, we concluded that our disclosure controls and procedures are [effective] in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in the our reports filed or submitted under the Exchange Act.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Exchange Act defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control – Integrated Framework”.

Based upon its assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based upon those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding directors of the registrant will be included in the Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

The information required by this Item concerning our Audit Committee financial expert will be included in the Proxy Statement and is incorporated herein by reference.

The information required by this Item concerning our Code of Ethics and Business Conduct will be included in the Proxy Statement and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 27, 2008, regarding our executive officers:

Name	Age	Position
John W. Roblin	63	President and Chief Executive Officer

Maryanne Z. Gallagher	46	Chief Operating Officer

Manish D. Shah	36	Chief Technology Officer

Ann F. Massey	49	Chief Financial Officer

The biographies of our executive officers are set forth below:

John W. Roblin has served as our President and Chief Executive Officer since December 1999 and as a director since March 2000.  He was named Chairman of the Board of Directors in February 2001.  Prior to joining us, Mr. Roblin was Chief Information Officer and Senior Vice President for CIGNA Property and Casualty, positions he held since 1998.  From 1994 until 1998, he was Chief Information Officer and Senior Vice President for Advanta Corporation.  Prior to 1994, he was the Chief Information Officer at Chubb & Son, USF&G and Traveler’s Personal Lines Division.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)        The following are filed as a part of this report.

  (1)          Financial Statements

Reference is made to the Index to Financial Statements on Page 35.

(2)	Financial Statement Schedule

	II - Valuation and qualifying accounts	F-25

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(3)	Exhibits.

See Exhibit Index.

COVER-ALL TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Cover-All Technologies Inc.

We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity [deficit], and cash flows for each of the three years in the period ended December 31, 2007.  These consolidated financial statements and the consolidated financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. and its subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of Cover-All Technologies Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R).

MOORE STEPHENS, P. C.
Certified Public Accountants

New York, New York
March 28, 2008

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2 0 0 7	2 0 0 6
Assets:
Current Assets:
Cash and Cash Equivalents	$10,914	$131,847
Accounts Receivable [Less Allowance for Doubtful Accounts
of $25,000 in 2007 and 2006]	3,672,421	1,356,069
Prepaid Expenses	293,396	322,372

Total Current Assets	3,976,731	1,810,288

Property and Equipment - At Cost:
Furniture, Fixtures and Equipment	466,622	449,796
Less: Accumulated Depreciation	(297,074)	(251,304)

Property and Equipment - Net	169,548	198,492

Capitalized Software [Less Accumulated Amortization of
$10,180,752 and $9,301,096 in 2007 and 2006, Respectively]	1,580,971	1,376,437

Deferred Financing Costs [Net of Accumulated Amortization of
$215,038 and $180,565 in 2007 and 2006, Respectively]	26,273	60,746

Other Assets	110,151	110,151

Total Assets	$5,863,674	$3,556,114

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2 0 0 7	2 0 0 6
Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
Accounts Payable	$579,446	$459,879
Accrued Liabilities	1,080,136	609,510
Deferred Charges	22,503	2,532
Convertible Debentures	196,699	325,796
Convertible Debentures - Related Party	65,566	13,002
Unearned Revenue	1,487,545	1,297,581

Total Current Liabilities	3,431,895	2,708,300

Long-Term Liabilities:
Deferred Charges	146,347	163,787
Convertible Debentures	--	1,642,926
Convertible Debentures - Related Party	--	65,566

Total Long-Term Liabilities	146,347	1,872,279

Total Liabilities	3,578,242	4,580,579

Commitments and Contingencies	--	--

Stockholders' Equity [Deficit]:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares;
23,192,302 and 19,491,504 Shares Issued and 23,192,302 and
16,991,504 Shares Outstanding in 2007 and 2006, Respectively	231,923	194,915

Capital In Excess of Par Value	28,073,659	26,735,207

Accumulated Deficit	(26,020,150)	(27,251,587)

Treasury Stock - At Cost - 2,500,000 Shares	--	(703,000)

Total Stockholders' Equity [Deficit]	2,285,432	(1,024,465)

Total Liabilities and Stockholders' Equity [Deficit]	$5,863,674	$3,556,114

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Y e a r s e n d e d

	D e c e m b e r 3 1,

	2 0 0 7	2 0 0 6	2 0 0 5
Revenues:
Licenses	$2,682,840	$1,375,713	$1,322,733
Maintenance	3,210,423	3,471,480	3,637,470
Professional Services	2,316,211	1,176,562	1,063,933
Application Service Provider ["ASP"] Services	1,567,843	1,264,740	1,230,750

Total Revenues	9,777,317	7,288,495	7,254,886

Costs of Revenues:
Licenses	1,142,824	1,280,232	1,566,018
Maintenance	2,796,465	3,013,900	2,834,195
Professional Services	1,278,004	570,222	498,254
ASP Services	470,781	379,767	188,851

Total Costs of Revenues	5,688,074	5,244,121	5,087,318

Direct Margin	4,089,243	2,044,374	2,167,568

Operating Expenses:
Sales and Marketing	800,322	943,187	1,221,511
General and Administrative	1,441,842	1,461,209	1,431,361
Research and Development	509,629	464,088	808,847
Provision for Doubtful Accounts	50,661	--	--

Total Operating Expenses	2,802,454	2,868,484	3,461,719

Operating Income [Loss]	1,286,789	(824,110)	(1,294,151)

Other Expense [Income]:
Interest Expense	49,782	170,829	181,367
Interest Expense - Related Party	5,579	6,512	7,169
Interest Income	(9)	(15)	(9,883)
Other Expense	--	1,377	--
Other Income	--	(2,948)	(38,600)

Total Other Expense	55,352	175,755	140,053

Income [Loss] Before Income Taxes Expense	1,231,437	(999,865)	(1,434,204)

Income Taxes Expense	--	--	--

Net Income [Loss]	$1,231,437	$(999,865)	$(1,434,204)

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Y e a r s e n d e d

	D e c e m b e r 3 1,

	2 0 0 7	2 0 0 6	2 0 0 5

Basic Income [Loss] Earnings Per Common Share	$.06	$(.06)	$(.09)

Diluted Income [Loss] Earnings Per Common Share	$.05	$(.06)	$(.09)

Weighted Average Number of Common Shares
Outstanding for Basic Earnings Per
Common Share	21,806,000	16,732,000	16,141,000

Weighted Average Number of Common Shares
Outstanding for Diluted Income Earnings Per
Common Share [See Note 6]	23,463,000	16,732,000	16,141,000

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]

					Total
		Capital in			Stockholders'
		Excess of	Accumulated	Treasury	Equity
	Common Stock	Par Value	Deficit	Stock	[Deficit]

Balance at January 1, 2005	$182,481	$26,265,976	$(24,817,518)	$(703,000)	$927,939

Exercise of 78,000 Stock
Options	780	20,480	--	--	21,260
Conversion of $220,121 of
Convertible Debt [See Note 10]	7,337	212,784	--	--	220,121

Net [Loss]	--	--	(1,434,204)	--	(1,434,204)

Balance at December 31, 2005	190,598	26,499,240	(26,251,722)	(703,000)	(264,884)

Exercise of 7,500 Stock
Options	75	3,900	--	--	3,975
Conversion of $127,254 of
Convertible Debt [See Note 10]	4,242	123,012	--	--	127,254

Non-Cash Stock Based
Compensation	--	109,055	--	--	109,055
Net [Loss]	--	--	(999,865)	--	(999,865)

Balance at December 31, 2006	194,915	26,735,207	(27,251,587)	(703,000)	(1,024,465)

Exercise of 250,715 Stock
Options and Warrants	2,507	70,279	--	--	72,786
Conversion of $1,785,024 of
Convertible Debt [See Note 10]	59,501	1,725,523	--	--	1,785,024

Retirement of 2,500,000 Shares
of Treasury Stock	(25,000)	(678,000)	--	703,000	--
Non-Cash Stock Based
Compensation	--	220,650	--	--	220,650
Net Income	--	--	1,231,437	--	1,231,437

Balance at December 31, 2007	$231,923	$28,073,659	$(26,020,150)	$--	$2,285,432

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Y e a r s e n d e d

	D e c e m b e r 3 1,

	2 0 0 7	2 0 0 6	2 0 0 5
Cash Flows from Operating Activities:
Income [Loss] from Continuing Operations	$1,231,437	$(999,865)	$(1,434,204)
Adjustments to Reconcile Net Income [Loss] to Net
Cash Provided by Operating Activities:
Bad Debt Expense	50,661	--	--
Depreciation	45,770	63,150	96,146
Amortization of Capitalized Software	879,656	1,114,435	981,168
Amortization of Deferred Financing Costs	34,473	34,473	34,473
Noncash Stock-Based Compensation	220,650	109,055	--

Changes in Assets and Liabilities:
[Increase] Decrease in:
Accounts Receivable	(2,367,013)	447,264	1,810,548
Prepaid Expenses	28,976	203,939	(98,320)
Other Current Assets	--	--	(50,816)

Increase [Decrease] in:
Accounts Payable	119,567	(79,010)	2,420
Taxes Payable	--	--	(48,905)
Accrued Liabilities	470,625	125,464	(345,469)
Deferred Charges	2,531	7,539	197,943
Unearned Revenue	189,964	(287,975)	(103,750)

Net Cash Provided from Continuing
Operating Activities	907,297	738,469	1,041,234

Cash Flows from Investing Activities:
Capital Expenditures	(16,826)	(18,719)	(209,403)
Capitalized Software Expenditures	(1,084,190)	(888,037)	(700,556)

Net Cash [Used for] Investing Activities	(1,101,016)	(906,756)	(909,959)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options	72,786	3,975	21,260

Increase [Decrease] in Cash and Cash Equivalents	(120,933)	(164,312)	152,535

Cash and Cash Equivalents - Beginning of Years	131,847	296,159	143,624

Cash and Cash Equivalents - End of Years	$10,914	$131,847	$296,159

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$49,782	$170,829	$181,367
Interest - Related Party	$5,579	$6,512	$7,169
Income Taxes	$--	$--	$50,000

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Non-Cash Financing Activities:
In March 2007, the RENN Funds, the holders of a portion of the 2008 Debentures and all of the 2009 Debentures, elected to convert all of their remaining unpaid principal amount due on their 2008 Debentures and 2009 Debentures, totaling $1,631,601, into an aggregate of 5,438,670 shares of our common stock at the conversion price of $0.30 per share.  In June 2007, the holders of the 2008 Debentures converted an aggregate of $33,617 in principal of such debentures into a total of 112,055 shares of our common stock at the conversion price of $0.30 per share.  We made an aggregate of $52,000 of interest payments on the debentures during 2007.

During 2007, we retired 2,500,000 shares of Treasury Stock that had been previously repurchased for $703,000.

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

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.  We place our cash and cash equivalents with high credit quality institutions to limit credit exposure.  We believe no significant concentration of credit risk exists with respect to these investments.  The amount of cash beyond insured amounts at December 31, 2007 and 2006 was approximately $14,151 and $269,974, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers principally major insurance companies, who are dispersed across many geographic regions. As of December 31, 2007, two customers accounted for approximately 69% of our trade accounts receivable portfolio compared to four customers whom accounted for approximately 68% in 2006. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, our consolidated financial statements for the year ended December 31, 2005 have not been restated to reflect the impact of SFAS 123R. For the year ended December 31, 2007, we recognized $220,650 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2006, we recognized $109,055 of stock-based compensation expense in our consolidated financial statements. We recognized expense because we had (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006 and (b) stock options granted subsequent to January 1, 2006.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[1] Summary of Significant Accounting Policies [Continued]

Property and Equipment - Furniture, fixtures and equipment are carried at cost.  Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets.  Depreciation expense in 2007, 2006 and 2005 was $45,770, $63,150 and $96,146, respectively.

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

Advertising Expense - We expense advertising costs as incurred.  Advertising expense in 2007, 2006 and 2005 was $47,897, $63,198 and $127,682, respectively.

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

Deferred Charges - The Company's lease on its premises provides for periodic increases over the lease term.  Pursuant to SFAS No. 13, "Accounting for Leases," the Company records rent expense on a straight-line basis.  The effect of this difference is recorded as deferred charges.

[2] Recently Issued Accounting Standards

In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations."  The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquistion gain and loss contingencies, the recognition of capitalized in -process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance.  Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We are currently evaluating the impact of the pending adoption of Statement 141(R) on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements," an amendment of ARB No. 51.  The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings.  Additionally, Statement 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest.  Statement 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We are currently evaluating the impact of the pending adoption of Statement 160 on our consolidated financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5

[2] Recently Issued Accounting Standards [Continued]

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements.  Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosure.  Statement No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact, if any, of the pending adoption of Statement 157 on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis.  Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings.  Statement 159 also establishes additional disclosure requirements.  Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement 157.  We are currently evaluating the impact, if any, of the pending adoption of Statement 159 on our consolidated financial statements.

In June 2007, the FASB ratified EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3).  EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.  EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.  We are currently evaluating the impact, if any, of the pending adoption of EITF 07-3 on our consolidated financial statements.

[3] Commitments, Contingencies and Related Party Transactions

Operating Leases - We lease approximately 20,000 square feet of office space under a lease which expires in October 2012.

Rent expense was $389,930, $412,135 and $383,101 for the years ended December 31, 2007, 2006 and 2005, respectively.

Our future minimum lease commitments under the noncancellable operating leases for rental of our office space in effect at December 31, 2007 were as follows:

Year ending
December 31,
2008	$400,560
2009	400,560
2010	405,939
2011	430,602
2012	358,835
Thereafter	--

Total	$1,996,496

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

[3] Commitments, Contingencies and Related Party Transactions [Continued]

Employment Contracts - Effective January 1, 2008, we have an employment contract with one of our executives with an expiration date of December 31, 2009.  The aggregate commitment for future salary at December 31, 2007 was approximately $650,000.  The contract also includes a bonus based on the performance of the Company.  The contract also grants 72, 463 stock options and 150,000 shares of restricted stock on the effective date.

We have an employment contract with one of our executives with an expiration date of December 31, 2007.  The aggregate commitment for future salary at December 31, 2006 was approximately $300,000.

[4] Income Taxes

An analysis of the components of the income tax provision is as follows:

Y e a r s e n d e d

D e c e m b e r 31,

	2 0 0 7	2 0 0 6	2 0 0 5
Current:
Federal	$--	$--	$--
State	--	--	--

Totals	--	--	--

Deferred:
Federal	--	--	--
State	--	--	--

Totals	--	--	--

Net Income Taxes Provision	$--	$--	$--

The income tax for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

	Y e a r s e n d e d

	D e c e m b e r 31,

	2 0 0 7	2 0 0 6	2 0 0 5

Computed Federal Statutory Tax [Benefit]	$418,688	$(340,000)	$(488,000)
Valuation Allowance to Reduce Deferred Tax Asset	--	340,000	488,000
Tax Benefit of Federal Net Operating Loss Carryforward	(418,688)	--	--

Actual Tax	$--	$--	$--

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[4] Income Taxes [Continued]

The components of the net deferred tax asset and liability were as follows:

	Years ended
	December 31,
	2 0 0 7	2 0 0 6
Deferred Tax Assets - Current:
Accounts Receivable Allowance	$10,000	$10,000
Vacation Accrual	15,000	15,000
Valuation Allowance	(25,000)	(25,000)

Current Deferred Tax Asset	$--	$--

Deferred Tax Asset [Liability] - Long-Term:
Net Operating Loss Carryforward	$8,750,000	$9,190,000
Stock Options	80,000	80,000
Capitalized Software	(630,000)	(550,000)
Depreciation and Amortization	15,000	15,000
Valuation Allowance	(8,215,000)	(8,735,000)

Long-Term Deferred Tax Asset	$--	$--

A 100% valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset.  The net change during 2007 and 2006 in the total valuation allowance is $520,000 and $520,000, respectively

At December 31, 2007, we had approximately $25,700,000 of federal net operating tax loss carryforwards expiring at various dates through 2026.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change.  These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period.  As a result of stock which may be issued by us from time to time, including the stock which may be issued related to our outstanding convertible debentures [See Note 8] and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

[5] Stock-Based Compensation

Stock Options

In June 2005, we adopted the 2005 Stock Incentive Plan (which we amended and restated in 2006 and refer to as the 2005 Plan).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees as consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  Options may be granted as incentive or nonqualified stock options with a term of not more than ten years.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash.  At December 31, 2007 and 2006, an aggregate of 3,900,000 and 4,780,000 shares, respectively, were available for grant under the 2005 Stock Incentive Plan.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[5] Stock-Based Compensation [Continued]

In March 1995, we adopted the 1995 Employee Stock Option Plan, which was amended in April 1997 and June 2000.  Options for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees at an exercise price determined by the Board of Directors on the date of grant.  Options may be granted as incentive or non-qualified stock options with a term of not more than ten years.  At December 31, 2007, 2006 and 2005, -0-, -0- and -0- shares, respectively, were available for grant under the 1995 Employee Stock Option Plan.  The 1995 Employee Stock Option Plan expired in March 2005.

On November 15, 1994, we adopted the 1994 Stock Option Plan for Independent Directors.  Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees ["non-employee directors"].  The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000.  Each non-employee director who is serving on a "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted.  Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994.  For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date.  Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant.  At December 31, 2007, 2006 and 2005, 750,000, 750,000 and 750,000 shares, respectively, were available for grant under the 1994 Stock Option Plan for Independent Directors.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

		Exercise	Weighted-Average
		Price	Remaining	Weighted-Average
	Shares	Per Share	Contractual Life	Exercise Price

Balance, December 31, 2004	2,831,500	$0.23 - 4.00	1.7 Years	$.76

Granted	100,000	0.61 - 0.61	4.0 Years	.61
Exercised	(78,000)	0.27 - 0.29		.27
Canceled	(54,000)	0.31 - 0.60		.50
Expired	(29,000)	0.27 - 0.29		.28

Balance, December 31, 2005	2,770,500	$0.23 - 4.00	1.7 Years	$.78

Granted	220,000	0.36 - 0.41	4.6 Years	.41
Exercised	(7,500)	0.53 - 0.53		.53
Canceled	(78,000)	0.27 - 0.61		.44
Expired	(887,000)	0.23 - 4.00		.36

Balance, December 31, 2006	2,018,000	$0.27 - 2.00	1.8 Years	$.93

Granted	880,000	0.79 - 1.40	4.3 Years	1.05
Exercised	(115,000)	0.27 - 0.61		.37
Canceled	--	--		--
Expired	(250,000)	1.25 - 1.25		1.25

Balance, December 31, 2007	2,533,000	$0.34 - 2.00	2.1 Years	$.97

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9

[5] Stock-Based Compensation [Continued]

The options granted during 2007 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number	Weighted-Average	Weighted-Average
	Granted	Exercise Price	Fair Value

Exercise Price at Stock Price	880,000	$1.05	$1.05

The options granted during 2006 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number	Weighted-Average	Weighted-Average
	Granted	Exercise Price	Fair Value

Exercise Price at Stock Price	220,000	$.41	$.41

The options granted during 2005 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number	Weighted-Average	Weighted-Average
	Granted	Exercise Price	Fair Value

Exercise Price at Stock Price	100,000	$.61	$.61

Exercisable options at December 31, 2007, 2006 and 2005 were as follows:

	Number of	Weighted-Average
December 31,	Exercisable Options	Exercise Price

2007	1,756,326	$.94
2006	1,773,250	$1.00
2005	2,734,167	$.78

The following table summarizes information about stock options at December 31, 2007:

				Exercisable
	Outstanding Stock Options			Stock Options
		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$.34 - $ .36	80,000	1.1 Years	$.34	73,333	$.34
$.41 - $ .53	685,000	1.8 Years	$.49	544,933	$.51
$.60 - $1.13	755,000	2.9 Years	$.81	505,000	$.86
$1.16 - $1.40	818,000	2.3 Years	$1.32	438,000	$1.25
$2.00 - $2.00	195,000	0.2 Years	$2.00	195,000	$2.00

	2,533,000	2.1 Years	$.97	1,756,326	$.94

Options to purchase 758,000 shares of common stock at prices ranging from $1.13 to $2.00 per share, including in the table above, as set to expire in February and March 2008.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10

[5] Stock-Based Compensation [Continued]

Warrants

There were 121,429 warrants outstanding at December 31, 2007.  The exercise prices for all the warrants issued and outstanding as of December 31, 2007 were equal to or greater than the market price of our stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

	Outstanding	Exercise	Weighted-Average
	and Exercisable	Price	Remaining	Weighted-Average
	Warrants	Per Warrant	Contractual Life	Exercise Price

Balance, December 31, 2005	128,572	$.22 - .22	1.25 Years	$.22

Granted	128,572	.35 - .35	4.35 Years	.35

Balance, December 31, 2006	257,144	$.22 - .35	2.30 Years	$.29

Exercised	(135,715)	.22 - .35		.23

Balance, December 31, 2007	121,429	$.35 - .35	3.35 Years	$.35

Exercisable Warrants at December 31, 2007, 2006 and 2005 were as follows:

	Number of	Weighted-Average
December 31,	Exercisable Warrants	Exercise Price

2007	121,429	$.35
2006	257,144	$.29
2005	128,572	$.22

Time-Based Restricted Stock Units

In 2007, we granted 125,000 time-based RSU's vest on September 13, 2010.

A summary of our time-based RSU's for the year ended December 31, 2007 is as follows:

		Weighted-Average Grant Date
	Shares	Fair Value

Balance, January 1, 2007	--	$--

Granted	125,000	1.40

Vested	--	--

Forfeited or Expired	--	--

Balance, December 31, 2007	125,000	$1.40

We did not have any Time-Based RSU's during the years ended December 31, 2006 and 2005.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11

[5] Stock-Based Compensation [Continued]

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can aterially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.  The weighted average fair value of stock options granted to employees used in determining pro forma amounts was estimated at $.40 during 2005.

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

December 31,
2 0 0 5

Risk-Free Interest Rate	3.90%
Expected Life	3.0 Years
Expected Volatility	79%
Expected Dividends	None

We applied the provisions of APB 25 to determine our stock-based compensation expense for all periods prior to January 1, 2006.  The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of SFAS 123 to our stock-based compensation plans for the year ended December 31, 2005.

Year ended
December 31,
2 0 0 5
[In Thousands]

Net [Loss] as Reported	$(1,434)
Deduct: Amount by which Stock-Based Employee
Compensation as Determined under Fair Value
Based Method for all Awards Exceeds the Compensation
as Determined under the Intrinsic Value Method	$102
Pro Forma Net [Loss]	$(1,536)
Basic [Loss] Per Share as Reported	$(.09)
Pro Forma Basic [Loss] Per Share	$(.10)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12

[5] Stock Option and Stock Purchase Plans [Continued]

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, our consolidated financial statements for the years ended December 31, 2005 and 2004 have not been restated to reflect the impact of SFAS 123R. For the year ended December 31, 2007, we recognized $220,650 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2006, we recognized $109,055 of stock-based compensation expense in our consolidated financial statements. We recognized expense because we had (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006 and (b) stock options granted subsequent to January 1, 2006. The exercise price for all stock options issued during 2005 were equal to or greater than the market price of our stock at the date of the grant.  Accordingly, no compensation expense has been recognized for our stock-based compensation plans for fiscal year 2005.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13

[6] Basic Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ["EPS"] computations.

	2 0 0 7	2 0 0 6	2 0 0 5
Numerator:
Net Income [Loss]	$1,231,437	$(999,865)	$(1,434,204)
Effect of Dilutive Securities:
Interest Reversal Convertible Debentures [Net of Tax]	12,600	--	--
Incentive Bonus Adjustment [Net of Tax Benefit]	--	--	--

Numerator for Diluted Earnings [Loss] Per
Common Share	$1,244,037	$(999,865)	$(1,434,204)

Denominator:
Weighted Average Number of Common Shares
Outstanding for Basic Earnings Per Common Share	21,806,000	16,732,000	16,141,000

Effect of Dilutive Securities:
Exercise of Options	697,000	--	--
Exercise of Warrants	86,000	--	--
Conversion of Convertible Debentures	874,000	--	--

Denominator for Diluted Earnings [Loss] Per
Common Share	23,463,000	16,732,000	16,141,000

Basic Earnings [Loss] Per Common Share	$.06	$(.06)	$(.09)

Diluted Earnings [Loss] Per Common Share	$.05	$(.06)	$(.09)

Equity instruments that may dilute earnings per share in the future are listed in Note 5.

Options to purchase 1,008,000 shares of common stock at prices ranging from $1.25 to $2.00 per share were outstanding at December 31, 2007, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

The Company's options and warrants were not included in the computation of EPS at December 31, 2006 and 2005 because to do so would be antidilutive.  The Company's convertible debt does not affect the EPS calculation at December 31, 2007 and 2006 because it would be antidilutive.

[7] Supplemental Data

Accrued liabilities consist of the following:
	Years ended
	December 31,
	2 0 0 7	2 0 0 6

Accrued Bonuses, Payroll, Commissions, Benefits, Temporary
Help and Consulting	$753,204	$173,668
Accrued Professional Fees	251,226	222,816
Other	75,706	213,026

Totals	$1,080,136	$609,510

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14

[8] Convertible Debentures

In 2001 and 2002, we completed two rounds of debt financing through the sale of 8% convertible debentures due in 2008 ("2008 Debentures") and 2009 ("2009 Debentures"), respectively, to Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and certain other investors (including John Roblin, our Chairman of the Board, President and Chief Executive Officer) with an aggregate principal amount of $2,500,000.  Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum.  The 2008 Debentures mature on July 1, 2008 and the 2009 Debentures mature on September 1, 2009, unless the debentures are earlier redeemed by us or the holder or converted into shares of our common stock at the holder’s option at a conversion price of $0.30 per share, subject to adjustment.  We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures.  The related financing costs incurred of $187,090 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt. We have been required to repay principal on the 2008 Debentures and 2009 Debentures, since July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity we will be required to pay the remaining unpaid principal amount.  In 2004, the holders of the 2008 Debentures elected to convert all of their monthly principal installments due in 2004, totaling $105,335, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash.  In connection with this conversion, we issued to the holders of the 2008 Debentures an aggregate of 351,116 shares of our common stock.  We made an aggregate of $198,000 of interest payments on the debentures during 2004.

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

In March 2007, Renaissance US Growth and Income Trust PLC and BFSUS Special Opportunities Trust PLC, the holders of a portion of the 2008 Debentures and all of the 2009 Debentures, elected to convert all of their remaining unpaid principal amount due on the 2008 Debentures and 2009 Debentures, totaling $1,631,601, into an aggregate of 5,438,670 shares of common stock at the conversion price of $0.30 per share.  In June 2007, the holders of the 2008 Debentures converted an aggregate of $33,617 in principal of such debentures into a total of 112,055 shares of our common stock at the conversion price of $0.30 per share.  We made an aggregate of $52,000 of interest payments on the debentures during 2007.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15

[8] Convertible Debentures [Continued]

In March 2002, the holders of our debentures under the Convertible Loan Agreements agreed to amend one of the financial covenants for the quarters ending March 31, June 30 and September 30, 2002.  As consideration for such amendments, we issued to such holders an aggregate of 128,572 warrants to purchase such number of shares of our common stock at an exercise price of $0.22 per share.  The warrants were exercised in 2007 and were exercisable in equal monthly installments on each of March 31, 2002, June 30, 2002 and September 30, 2002, respectively.  The $16,913 estimated fair market value of the warrants was charged to financing costs.

At December 31, 2007, principal payments due on the convertible debentures were as follows:

2008	$262,265
Thereafter	--

Total	$262,265

[9] 401(k) Plan

After completing a year of service and working 1,000 hours, employees age 21 and over are eligible to participate in our Tax Saver 401(k) Salary Reduction Plan.  Employees can save a percentage of pay on a pre-tax basis to an annual maximum of $15,500 for the year ended December 31, 2007.  We match $.50 for each $1.00 of the first 5% of pay employees elect to defer.  Expenses associated with this plan in 2007, 2006 and 2005 were approximately $75,166, $73,495 and $81,500, respectively.

[10] Stockholders' Equity

During 2007, the holders of the 2008 Debentures and 2009 Debentures elected to convert an aggregate of $1,665,217 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of necessary such installment payments in cash), for an aggregate of 5,550,725 shares of our common stock at the conversion price of $0.30 per share [See Note 8].

During 2007, the holders of the 2008 Debentures and 2009 Debentures elected to convert an aggregate of $119,807 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of necessary such installment payments in cash), for an aggregate of 399,358 shares of our common stock at the conversion price of $0.30 per share [See Note 8].

During 2006, the holders of the 2008 Debentures and 2009 Debentures elected to convert an aggregate of $127,254 in principal of such debentures, representing a portion their monthly installments of principal under such debentures (in lieu of necessary such installment payments in cash), for an aggregate of 424,181 shares of our common stock at the conversion price of $0.30 per share [See Note 8].

During 2005, the holders of the 2008 Debentures and 2009 Debentures elected to convert an aggregate of $220,121 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of necessary such installment payments in cash), for an aggregate of 733,739 shares of our common stock at the conversion price of $0.30 per share [See Note 8].

During 2007, we retired 2,500,000 shares of treasury stock that had been previously repurchased for $703,000.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16

[10] Stockholders' Equity [Continued]

During 2004, the holders of the 2008 Debentures elected to convert an aggregate of $105,335 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of receiving such installment payments in cash), for an aggregate of 351,116 shares of our common stock at the conversion price of $0.30 per share [See Note 8].

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

[11] Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  In assessing the fair value of our cash and cash equivalents, trade receivables and accounts payables and accrued expenses, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities.  Management estimates that the carrying amount of our convertible debentures, based on current rates and terms at which we could borrow funds, is approximately $300,000 and $2,000,000 at December 31, 2007 and 2006, respectively.

[12] Major Customers

For the year ended December 31, 2007, sales to two customers amounted to approximately 25% and 19% of revenues, respectively.

For the year ended December 31, 2006, sales to three customers amounted to approximately 27%, 13% and 11% of revenues, respectively.

For the year ended December 31, 2005, sales to one customer amounted to approximately 23% of revenues.

[13] Related Party Transactions

In 2007 and 2006, the Company paid Mark Johnston, member of the Board of Directors, total consulting fees plus expenses related to a potential acquisition of approximately $-0- and $37,000, respectively.

.   .   .   .   .   .   .   .   .   .

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Accumulated amortization of
capitalized software and
software license:

Year Ended December 31, 2007	$9,301,096	$879,656	$--	$10,180,752

Year Ended December 31, 2006	$8,186,661	$1,114,435	$--	$9,301,096

Year Ended December 31, 2005	$7,205,493	$981,168	$--	$8,186,661

Allowance for Doubtful Accounts:

Year Ended December 31, 2007	$25,000	$50,661	$50,661	$25,000

Year Ended December 31, 2006	$25,000	$--	$--	$25,000

Year Ended December 31, 2005	$25,000	$--	$--	$25,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date: March 28, 2008	By:	/s/ John W. Roblin
John W. Roblin
Chairman of the Board of Directors, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ John W. Roblin	Chairman of the Board, President and Chief Executive Office (Principal Executive Officer)
John W. Roblin		March 28, 2008

Chief Financial Officer, Controller and Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ Ann F. Massey		March 28, 2008
Ann F. Massey

/s/ Russell Cleveland	Director	March 28, 2008
Russell Cleveland

/s/ Earl Gallegos	Director	March 28, 2008
Earl Gallegos

/s/ Mark D. Johnston	Director	March 28, 2008
Mark D. Johnston

Exhibit Index

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.            Description

2
Certificate of Merger of the Company Computer Systems, Inc. (a New York corporation) into the Registrant, filed on June 11, 1985 [incorporated by reference to Exhibit 2 to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 29, 1986].

3(a)
Certificate of Incorporation of the Registrant filed on April 22, 1985 [incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 29, 1986].

3(b)
Certificate of Amendment of Certificate of Incorporation of the Registrant filed on May 6, 1987 [incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-17533) filed on September 29, 1987].

3(c)
Certificate of Amendment of Certificate of Incorporation of the Registrant filed on March 26, 1990 [incorporated by reference to Exhibit 3(d) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on June 14, 1990].

3(d)
Certificate of Amendment of Certificate of Incorporation of the Registrant filed on March 18, 1992 [incorporated by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-13124) filed on March 30, 1992].

3(e)
Certificate of Amendment of Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3(e) to the Registrant’s Amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 0-13124) filed on July 10, 1996].

3(f)
Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 12, 2000 [incorporated by reference to Exhibit 3(g) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 11, 2000].

3(g)
Bylaws of the Registrant, as amended [incorporated by reference to Exhibit 3(g) to the Registrant’s Amendment No. 1 to Registration Statement on Form S-3 (Commission file No. 0-13124) filed on July 10, 1996].

4	Form of Common Stock Certificate of the Registrant [incorporated by reference to Exhibit 4(a) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 29, 1986].

10(a)
Warner Insurance Services, Inc. Tax Saver 401(k) Salary Reduction Plan adopted May 31, 1985 and restated as of August 11, 1992 [incorporated by reference to Exhibit 10(k) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 28, 1993].

10(b)(1)†
1994 Stock Option Plan for Independent Directors adopted by the Board of Directors of the Registrant on November 10, 1994 [incorporated by reference to Exhibit 10(n)(1) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(c)(2)†
The 1995 Employee Stock Option Plan, adopted by the Board of Directors of the Registrant on March 22, 1995 [incorporated by reference to Exhibit 10(o)(1) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(c)(3)†
Form of Incentive Stock Option Agreement under the 1995 Employee Stock Option Plan [incorporated by reference to Exhibit 10(o)(2) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(c)(4)†
Form of Non-Qualified Stock Option Agreement under the 1995 Employee Stock Option Plan [incorporated by reference to Exhibit 10(o)(3) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 17, 1995].

10(c)(5)†
The 1995 Employee Stock Option Plan, as amended on April 29, 1997 by the stockholders of the Registrant [incorporated by reference to Exhibit 10(o)(4) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 1998].

10(c)(6)†
The 1995 Employee Stock Option Plan, as amended on June 22, 2000 by the stockholders of the Company [incorporated by reference to Exhibit 10(c)(5) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 13, 2002].

10(c)(7)†	Summary of 2005 Non-Employee Director Compensation dated March 23, 2005 [incorporated by reference to Exhibit 99.1 the Registrant’s Form 8-K (Commission File No. 0-13124) filed on March 24, 2005].

10(c)(8)†
Amendment to Non-Qualified Stock Option Agreement, dated as of December 20, 2004, between the Registrant and Mark D. Johnston [incorporated by reference to Exhibit 10(c)(8) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 15, 2005].

10(c)(9)†
Amendment to Non-Qualified Stock Option Agreement, dated as of December 20, 2004, between the Registrant and Earl Gallegos [incorporated by reference to Exhibit 10(c)(9) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 15, 2005].

10(c)(10)†
Amendment to Incentive Stock Option Agreement, dated as of December 20, 2004, between the Registrant and John Roblin [incorporated by reference to Exhibit 10(c)(10) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 15, 2005].

10(c)(11)†
Amendment to Incentive Stock Option Agreement, dated as of December 20, 2004, between the Registrant and John Roblin [incorporated by reference to Exhibit 10(c)(11) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 15, 2005].

10(c)(12)†	Cover-All Technologies Inc. 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10(a) the Registrant’s Form 8-K (Commission File No. 0-13124) filed on June 8, 2005].

10(c)(13)†
Cover-All Technologies, Inc. Amended and Restated 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10(c)(13) the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

10(c)(14)†	Form of Non-Qualified Stock Option Agreement [incorporated by reference to Exhibit 10(c)(14) the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

10(c)(15)†	Form of Incentive Stock Option Agreement [incorporated by reference to Exhibit 10(c)(15) the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

10(c)(16)†	Form of Restricted Stock Grant Agreement [incorporated by reference to Exhibit 10(c)(16) the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

10(c)(17)†
Form of Non-Qualified Stock Option Agreement (for Consultants) [incorporated by reference to Exhibit 10(c)(13) the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

10(c)(18)†
Cover-All Technologies, Inc. Amended and Restated 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10(c)(18) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on March 27, 2008].

10(c)(19)†	Summary of 2008 Non-Employee Director Compensation dated March 25, 2008 [incorporated by reference to Exhibit 99.1 the Registrant’s Form 8-K (Commission File No. 0-13124) filed on March 27, 2008].

10(d)(1)
Lease Agreement, dated March 3, 2005, by and between the Registrant and Fairfield 80 Venture, LLC [incorporated by reference to Exhibit 10(d)(4) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 25, 2005].

10(e)(3)†
Tuition Reimbursement Agreement, dated September 1, 2006, between the Registrant and Manish D. Shah [incorporated by reference to Exhibit 10(p) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on September 1, 2006].

10(e)(5)†
Employment Agreement, dated December 26, 2006, by and between the Registrant and John Roblin [incorporated by reference to Exhibit 10(e)(5) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on December 27, 2006].

10(e)(6)†
Amendment No. 1 to the Employment Agreement, dated April 26, 2007, between the Registrant and John Roblin [incorporated by reference to Exhibit 10(e)(6) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on April 30, 2007].

10(e)(7)†
Employment Agreement, dated December 26, 2007, by and between the Registrant and John Roblin [incorporated by reference to Exhibit 10(e)(7) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on December 27, 2007].

10(h)(1)
Convertible Loan Agreement, dated June 28, 2001, by and among the Company, John Roblin, Arnold Schumsky and Stuart Sternberg, and Stuart Sternberg, as agent [incorporated by reference to Exhibit 10(r)(1) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(2)
Convertible Debenture No. 3, dated June 28, 2001, issued to John Roblin [incorporated by reference to Exhibit 10(r)(2) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(3)
Convertible Debenture No. 4, dated June 28, 2001, issued to Arnold Schumsky [incorporated by reference to Exhibit 10(r)(3) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(4)
Convertible Debenture No. 5, dated June 28, 2001, issued to Stuart Sternberg [incorporated by reference to Exhibit 10(r)(4) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(5)
Security Agreement (with Schedule I), dated as of June 28, 2001, among the Company, John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(r)(5) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(6)
Subsidiary Guaranty, dated as of June 28, 2001, by Cover-All Systems, Inc. in favor of John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(r)(6) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(7)
Subsidiary Security Agreement (with Schedule I), dated as of June 28, 2001, among Cover-All Systems, Inc. and John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(r)(7) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on July 11, 2001].

10(h)(8)
Security Agreement, dated as of June 28, 2001, among the Company, John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(h)(8) to the Registrant’s Form 10-K/A (Commission File No. 0-13124) filed on August 17, 2004].

10(h)(9)
Subsidiary Security Agreement, dated as of June 28, 2001, among Cover-All Systems, Inc. and John Roblin, Arnold Schumsky and Stuart Sternberg [incorporated by reference to Exhibit 10(h)(9) to the Registrant’s Annual Report on Form 10-K/A (Commission File No. 0-13124) filed on August 17, 2004].

10(i)(1)
First Amendment to Convertible Loan Agreements, dated as of March 30, 2002, by and among the Company, Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc. [incorporated by reference to Exhibit 10(l)(10) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 13, 2002].

10(i)(3)
Second Amendment to the Convertible Loan Agreements and First Amendment to Intercreditor Agreement, dated as of August 21, 2002, by and among the Company, Renaissance US Growth & Income Trust PLC, a public limited company registered in England and Wales, BFSUS Special Opportunities Trust PLC, a public limited company registered in England and Wales, as lenders, and Renaissance Capital Group, Inc., a Texas corporation, as agent [incorporated by reference to Exhibit 10(o)(1) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on August 23, 2002].

10(i)(7)
First Amendment to 8.00% Convertible Debentures Due 2009 and Second Amendment to 8.00% Convertible Debentures Due 2008, dated as of June 29, 2004 [incorporated by reference to Exhibit 10(i)(11) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 13, 2004].

10(i)(8)
Third Amendment to the Convertible Loan Agreements, dated as of June 29, 2004, by and among the Company, Renaissance US Growth & Income Trust PLC, BFSUS Special Opportunities Trust PLC and Renaissance Capital Group, Inc. [incorporated by reference to Exhibit 10(i)(12) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 13, 2004].

10(i)(9)
Form of Revised 8.00% Convertible Debenture Due 2008 [incorporated by reference to Exhibit 10(i)(13) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 13, 2004].

10(i)(10)
Form of Revised 8.00% Convertible Debenture Due 2009 [incorporated by reference to Exhibit 10(i)(14) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 13, 2004].

10(i)(17)
Limited Waiver to the Convertible Loan Agreement, dated as of March 31, 2007, by John Roblin and Stuart Sternberg [incorporated by reference to Exhibit 10(i)(17) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 11, 2007].

10(i)(18)
Limited Waiver to Convertible Loan Agreement, dated as of June 30, 2007, by John Roblin and Stuart Sternberg [incorporated by reference to Exhibit 10(i)(18) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 10, 2007].

10(i)(19)
Limited Waiver to Convertible Loan Agreement, dated as of September 30, 2007, by John Roblin and Stuart Sternberg [incorporated by reference to Exhibit 10(i)(19) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on November 13, 2007].

10(j)(i)
Asset Purchase Agreement, dated January 22, 2007, between the Registrant and Maloy Risk Services, Inc. [incorporated by reference to Exhibit 10(j)(i) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on January 26, 2007].

10(j)(ii)
Commission Agreement, dated January 22, 2007, between the Registrant and Maloy Risk Services, Inc. [incorporated by reference to Exhibit 10(j)(ii) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on January 26, 2007].

14	Code of Ethics and Business Conduct [incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 2006].

21	Subsidiaries of the Registrant [incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 11, 1996].

23.1*	Consent of Moore Stephens, P.C.

31.1*
Certification of John W. Roblin, President and Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ann F. Massey, Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

†	Denotes a management contract or compensatory plan or arrangement.