Form 10-Q
period 2008-03-31
COVER ALL TECHNOLOGIES INC
filed 2008-05-09
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  0-13124

COVER-ALL TECHNOLOGIES INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2698053
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

55 Lane Road, Fairfield, New Jersey	07004
(Address of Principal Executive Offices)	(Zip Code)
973-461-5200
(Registrant’s Telephone Number, Including Area Code)

None
 (Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008
Common Stock, $.01 par value per share	23,462,336 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2008 (Unaudited)
	and December 31, 2007 (Audited)	3

	Consolidated Statements of Operations for the three
	months ended March 31, 2008 and 2007 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three
	months ended March 31, 2008 and 2007 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Qualitative and Quantitative Disclosures
	About Market Risk	17

Item 4.	Controls and Procedures	18

PART II:	OTHER INFORMATION

Item 1A.	Risk Factors	19

Item 6.	Exhibits	19

SIGNATURES		21

.   .   .   .   .   .   .   .   .   .

PART I:    FINANCIAL INFORMATION

Item 1.  Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets:
Current Assets:
Cash and Cash Equivalents	$1,039,313	$10,914
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000 in 2008 and 2007)	2,767,765	3,672,421
Prepaid Expenses	406,507	293,396

Total Current Assets	4,213,585	3,976,731

Property and Equipment – At Cost:
Furniture, Fixtures and Equipment	464,207	466,622
Less: Accumulated Depreciation	(241,811)	(297,074)

Property and Equipment – Net	222,396	169,548

Capitalized Software (Less Accumulated Amortization of $10,403,482 and $10,180,752 respectively)	1,545,593	1,580,971

Deferred Financing Costs (Net of Accumulated Amortization of $223,656 and $215,038, respectively)	17,655	26,273

Other Assets	110,151	110,151

Total Assets	$6,109,380	$5,863,674

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$293,774	$579,446
Accrued Liabilities	653,091	1,080,136
Deferred Charges	22,503	22,503
Convertible Debentures	196,699	196,699
Convertible Debenture – Related Party	65,566	65,566
Unearned Revenue	1,576,962	1,487,545

Total Current Liabilities	2,808,595	3,431,895

Long-Term Liabilities:
Deferred Charges	140,721	146,347

Total Long-Term Liabilities	140,721	146,347

Total Liabilities	2,949,316	3,578,242

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 23,457,336 and 23,192,302 Shares Issued and 23,457,336 and 23,192,302 Shares Outstanding, Respectively	234,573	231,923

Capital In Excess Of Par Value	28,365,683	28,073,659

Accumulated Deficit	(25,440,192)	(26,020,150)

Total Stockholders’ Equity	3,160,064	2,285,432

Total Liabilities and Stockholders’ Equity	$6,109,380	$5,863,674

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2008	2007
Revenues:
Licenses	$698,500	$203,465
Maintenance	988,843	826,074
Professional Services	855,430	517,308
Applications Service Provider (“ASP”) Services	453,635	384,618
Total Revenues	2,996,408	1,931,465
Cost of Revenues:
Licenses	278,495	215,214
Maintenance	454,585	726,487
Professional Services	381,742	239,917
ASP Services	308,176	94,592
Total Cost of Revenues	1,422,998	1,276,210
Direct Margin	1,573,410	655,255
Operating Expenses:
Sales and Marketing	234,327	110,196
General and Administrative	555,849	277,703
Research and Development	215,628	90,713
Total Operating Expenses	1,005,804	478,612
Operating Income	567,606	176,643
Other Income (Expense):
Interest Expense	(4,532)	(35,641)
Interest Expense – Related Party	(1,308)	(1,459)
Interest Income	2	2
Other Income	18,190	—
Total Other Income (Expense)	12,352	(37,098)
Income Before Income Taxes	579,958	139,545
Income Taxes	—	—
Net Income	$579,958	$139,545
Basic Earnings Per Common Share	$0.02	$0.01
Diluted Earnings Per Common Share	$0.02	$0.01
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	23,362,000	17,873,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	24,873,000	19,431,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$579,958	$139,545
Adjustments to Reconcile Net Income to
Net Cash Provided From Operating Activities:
Depreciation	12,353	15,079
Amortization of Capitalized Software	222,730	212,629
Amortization of Deferred Financing Costs	8,618	8,618
Noncash Stock-Based Compensation	270,874	—
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	904,656	238,746
Prepaid Expenses	(113,111)	(25,631)
Other Assets	—	125
Increase (Decrease) in:
Accounts Payable	(285,672)	33,668
Accrued Liabilities	(427,045)	(197,952)
Deferred Charges	(5,626)	1,300
Unearned Revenue	89,417	165,828
Net Cash Provided From Operating Activities	1,257,152	591,955

Cash Flows from (Used For) Investing Activities:
Capital Expenditures	(65,201)	—
Capitalized Software Expenditures	(187,352)	(265,404)
Net Cash Provided From (Used For) Investing Activities	(252,553)	(265,404)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options and Warrants	23,800	38,421
Net Cash Provided From Financing Activities	23,800	38,421

Change in Cash and Cash Equivalents	1,028,399	364,972
Cash and Cash Equivalents – Beginning of Period	10,914	131,847
Cash and Cash Equivalents – End of Period	$1,039,313	$496,819

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$4,532	$35,641
Interest – Related Party	1,308	1,459
Income Taxes	—	—

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[1]  General

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007.  While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report.  Certain amounts for the prior period have been reclassified to conform with the current period’s financial statement presentation.  The financial statements include on a consolidated basis the results of its subsidiary.  All material intercompany transactions and balances have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2008, and the results of their operations for the three month periods ended March 31, 2008 and 2007, and their cash flows for the three month periods ended March 31, 2008 and 2007.  Such adjustments are of a normal and recurring nature.  The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year.

[2]  Convertible Debentures

In 2001, we issued $1,800,000 aggregate principal amount of 8% convertible debentures due 2008, which we refer to as the 2008 Debentures, and in 2002, we issued $700,000 aggregate principal amount of 8% convertible debentures due 2009, which we refer to as the 2009 Debentures.  The 2008 Debentures were issued to two funds managed by RENN Capital Group, Inc. (which we refer to as the RENN Funds), for an aggregate of $1,400,000, and the remainder of the 2008 Debentures were issued to John Roblin, our Chairman, President and Chief Executive Officer, and certain other investors.  Our 2009 Debentures were issued only to the two RENN Funds.  Our debentures are convertible at the election of the holders into shares of our common stock, at a conversion price of $0.30 per share, subject to adjustment.

On March 23, 2007, the RENN Funds elected to convert all of their remaining unpaid principal amount due on their 2008 Debentures and 2009 Debentures, totaling $1,631,601, into an aggregate of 5,438,670 shares of our common stock.  After giving effect to this conversion, as of March 23, 2007, our only outstanding debentures were an aggregate principal amount of $295,880 that remained outstanding on the 2008 Debentures, which, at the conversion price of $0.30 per share, were convertible into an aggregate of 986,267 shares of our common stock.  Interest on the unpaid principal amount of the debentures is payable monthly at the rate of 8% per annum.  The 2008 Debentures mature on July 1, 2008, unless the debentures are earlier redeemed by us or the holder or converted into shares of our common stock at the holder’s option at a conversion price of $0.30 per share, subject to adjustment.  We may redeem the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures.  The related financing costs incurred of $187,090 in connection with establishing these debentures have been deferred and are being amortized over the life of the debt.  We have been required to repay principal on the 2008 Debentures and 2009 Debentures, since July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount.

At March 31, 2008, principal payments due on the convertible debentures were as follows:

2008	$262,265
Thereafter	—
Total	$262,265

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[3]  Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	For the three months ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$579,958	23,361,759	$0.02
Interest Reversal Convertible Debentures (Net of Tax)	3,147	—	—
Effect of Dilutive Securities:
Exercise of Options	—	554,054	—
Exercise of Warrants	—	83,141	—
Conversion of Convertible Debentures	—	874,217	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Conversions	$583,105	24,873,171	$0.02

Options to purchase 380,000 shares of common stock at prices ranging from $1.13 to $1.40 per share were outstanding at March 31, 2008, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

	For the three months ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$139,545	17,873,480	$0.01
Interest Reversal Convertible Debentures (Net of Tax)	3,551	—	—
Effect of Dilutive Securities:
Exercise of Options	—	492,889	—
Exercise of Warrants	—	78,572	—
Conversion of Convertible Debentures	—	986,272	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Conversions	$143,096	19,431,213	$0.01

Options to purchase 1,008,000 shares of common stock at prices ranging from $1.13 to $2.00 per share were outstanding at March 31, 2007, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

[4]  Stock Option and Stock Purchase Plans

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” or SFAS 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes APB No. 25, “Accounting for Stock Issues to Employees,” or APB 25.  Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided.  The amount of the compensation expense is based on the estimated fair value of

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the awards on their grant dates and is recognized over the required service periods.  Our share-based awards include stock options and restricted stock awards.  Prior to our adoption of SFAS 123R, we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for share-based awards.  Historically, we have generally set the exercise price for our stock options equal to the market value on the grant date.  As a result, the options generally had no intrinsic value on their grant dates, and we did not record any compensation expense unless the terms of the options were subsequently modified.  For restricted stock awards, the calculation of compensation expense under APB 25 and SFAS 123R is the same.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006.  In the three months ended March 31, 2008 and 2007, we recognized $271,000 and $0, respectively, stock-based compensation expense in our consolidated financial statements.  We recognized expense because we had (a) stock options granted subsequent to January 1, 2006 and (b) restricted stock award grants made after January 1, 2006 that have not yet vested.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model.  SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced.

SFAS 123R requires us to calculate the pool of excess tax benefits, or the APIC pool, available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming we had applied the provisions of the standard in prior periods.  Pursuant to the provisions of FASB Staff Position 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” we adopted the alternative method for determining the tax effects of share-based compensation, which, among other things, provides a simplified method for estimating the beginning APIC pool balance.

In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  In March 2008, the 2005 Plan was amended and restated in order to make the Company’s directors who are not employees of the Company eligible participants under the 2005 Plan.  Options may be granted as incentive or nonqualified stock options with a term of not more than ten years.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash.  At March 31, 2008, 3,900,000 shares were available for grant under the 2005 Plan.

In November 1994, we adopted the 1994 Stock Option Plan for Independent Directors.  Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees.  The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000.  Each non-employee director who is serving on a “Date of Grant” shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted.  Dates of Grant are November 15, 1994, 1999, 2004 and 2009 for non-employee directors serving on November 15, 1994.  For individuals who become non-employee directors after November 15, 1994, such directors’ Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date.  Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant.  At March 31, 2008, 750,000 shares were available for grant under the 1994 Stock Option Plan for Independent Directors.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2007	2,533,000	$0.34 – 2.00	2.1 years	$0.97
Granted	—	—		—
Exercised	(150,000)	$0.34 – 0.60		$0.48
Canceled	—	—		—
Expired	(758,000)	$1.13 – 2.00		$0.51
Balance, March 31, 2008	1,625,000	$0.36 – 1.40	2.9 years	$0.80

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

[5]  Recent Accounting Pronouncements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable and inputs derived from or corroborated by observable market data.

●
Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the assets or liabilities based on the best available information.

The adoption of SFAS 157 did not have a material impact on our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We adopted SFAS 159 as of January 1, 2008 and have elected not to apply the fair value option to any of our financial instruments.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements.  In addition to other factors and matters discussed elsewhere in this report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission on March 28, 2008, and other periodic reports filed, these risks, uncertainties and contingency include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services.  Total revenue for the three months ended March 31, 2008 increased to $2,996,000 from $1,931,000 for the three months ended March 31, 2007, due to an increase in all revenue categories.  Total revenue increased 55% for the three months ended March 31, 2008 compared to the same period in 2007.

The following is an overview of the key components of our revenue and other important financial data for the three months ended March 31, 2008:

Software Licenses.  Our license revenue in the three months ended March 31, 2008 of $698,000 was from existing customers who chose to renew, add onto or extend their use of our software.  For the three months ended March 31, 2007, we generated $203,000 in license revenue.  Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Maintenance.  Maintenance revenue was $989,000 in the three months ended March 31, 2008 compared to $826,000 in the same period in 2007.  The increase in the first three months of 2008 was mainly due to the annual renewal of existing customers’ maintenance and maintenance from new customer contracts signed in 2007.  Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services. The increase in professional services revenue, from $517,000 in the three months ended March 31, 2007 to $855,000 in the same period of 2008, was a result of increased demand for new software capabilities and customizations from our current customer base.

ASP Services.  ASP services revenue was $454,000 in the first three months of 2008 compared to $385,000 in the same period in 2007, due to expanded and extended contractual relationships with two large customers.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Income before Provision for Income Taxes.  Income before provision for income taxes was $580,000 in the three months ended March 31, 2008 compared to $140,000 in the same period of 2007 primarily due to an increase in all revenue categories and our continuing and ongoing effort to maintain our expenses in line with our revenues.

Net Income.  Net income for the three months ended March 31, 2008 increased to $580,000 from $140,000 in the same period of 2007 as a result of an increase in all revenue categories and our continuing and ongoing effort to maintain our cost in line with our revenues.

Cash Flow.  We generated $1,257,000 in positive cash flow from operations in the first three months of 2008 and ended the period with $1,039,000 in cash and cash equivalents and $2,768,000 in accounts receivable.

We continue to face competition for growth in 2008 mainly in the marketing and selling of our products and services to new customers, caused by a number of factors, including long sales cycles and general economic and business conditions.  In addition, there are risks related to customers’ acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize.  However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers.  Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2008	2007
Revenues:
License	23.3%	10.5%
Maintenance	33.0	42.8
Professional Services	28.5	26.8
Applications Service Provider (“ASP”) Services	15.2	19.9
Total Revenues	100.0	100.0
Cost of Revenues:
License	9.3	11.2
Maintenance	15.2	37.6
Professional Services	12.7	12.4
ASP Services	10.3	4.9
Total Cost of Revenues	47.5	66.1
Direct Margin	52.5	33.9
Operating Expenses:
Sales and Marketing	7.8	5.7
General and Administrative	18.6	14.4
Research and Development	7.2	4.7
Total Operating Expenses	33.6	24.8
Operating Income	18.9	9.1
Other Expense (Income):
Interest Expense	0.2	1.9
Interest Income	—	—
Other Income	(0.6)	—
Total Other Expense (Income)	(0.4)	1.9
Income Before Income Taxes	19.3	7.2
Income Taxes	—	—
Net Income	19.3%	7.2%

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total revenues for the three months ended March 31, 2008 were $2,996,000 as compared to $1,931,000 for the same period in 2007, an increase of 55%.  License fees were $698,000 for the three months ended March 31, 2008 as compared to $203,000 in the same period in 2007 as a result of increased sales to existing customers in 2008.  For the three months ended March 31, 2008, maintenance revenues were $989,000 as compared to $826,000 in the same period of the prior year primarily due to the annual renewals from our existing customers and the new customer contracts signed in 2007.  For the three months ended March 31, 2008, ASP revenues were $454,000 as compared to $385,000 in the same period for the prior year, due to expanded and extended contractual relationships with two customers. Professional services revenue contributed $855,000 in the three months ended March 31, 2008 as compared to $517,000 in the first quarter of 2007 as a result of increased demand for new software capabilities and customizations from our current customer base.

Cost of sales increased to $1,423,000 for the three months ended March 31, 2008 as compared to $1,276,000 for the same period in 2007.  We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our continually increasing demand.  Non-cash capitalized software amortization was $223,000 for the three months ended March 31, 2008 as compared to $213,000 for the same period in 2007.  The Company capitalized $187,000 of software development costs in the first three months of 2008 as compared to $265,000 in the same period in 2007.

Research and development expenses increased to $216,000 for the three months ended March 31, 2008 as compared to $91,000 for the same period in 2007, primarily as a result of our efforts to develop new capability to better service our customers.  We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $234,000 for the three months ended March 31, 2008 as compared to $110,000 in the same period of 2007.  This increase in 2008 was primarily due to an increase in our marketing and sales effort to upsell to existing customers and attract new prospects.

General and administrative expenses were $556,000 in the three months ended March 31, 2008 as compared to $278,000 in the same period in 2007.  This increase in 2008 was mainly due to stock-based compensation related to options and warrants issued to one of our executives and stock-based compensation to our non-employee directors.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily from cash flow from operations.  Cash from operations results primarily from net income from the income statement plus non-cash expenses (depreciation and amortization) and changes in working capital from the balance sheet.

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

At March 31, 2008, we had cash and cash equivalents of $1,039,000 compared to cash and cash equivalents of $497,000 at March 31, 2007.  The increase in cash and cash equivalents is primarily attributable to the increase in all revenue categories in the three months ended March 31, 2008.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Cash Flows

Our ability to generate cash has depended on a number of different factors, primarily our ability to continue to secure and retain existing customers and generate new license sales and related product support agreements.  In order to attract new customers and maintain or grow existing revenue streams, we utilize our existing sources of capital to invest in sales and marketing, technology infrastructure and research and development.

Our ability to continue to control expenses, maintain existing revenue streams and anticipate new revenue will impact the amounts and certainty of cash flows.  We intend to maintain our expenses in line with existing revenue streams from maintenance support, ASP services and professional services.

Balance sheet items that should be considered in assessing our liquidity include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities.  Statement of operations items that should be considered in assessing our liquidity include revenues, cost of revenues (net of depreciation and amortization), operating expenses (net of depreciation and amortization) and other expenses.  Statement of cash flows items that should be considered in assessing our liquidity include net cash flows from operating activities, net cash flows from investing activities and net cash flows from financing activities.

At March 31, 2008, we had working capital of approximately $1,405,000 compared to a working capital (deficit) of approximately $(453,000) at March 31, 2007.  This increase in our working capital resulted primarily from an increase in all our revenue categories and our continuing and ongoing effort to maintain our costs in line with our revenues.  For the three months ended March 31, 2008, net cash provided from operating activities totaled approximately $1,257,000 compared to approximately $592,000 for the three months ended March 31, 2007.  In 2008, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income, less non-cash expense and changes in working capital.  The Company had a significant increase in its accounts receivable in 2008 due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

For the three months ended March 31, 2008, net cash used for investing activities was approximately $253,000 as compared to approximately $265,000 for the three months ended March 31, 2007.  The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  For the three months ended March 31, 2008, net cash provided from financing activities was approximately $24,000 compared to approximately $38,000 for the three months ended March 31, 2007.  The cash provided from financing activities in 2008 consisted of proceeds from the exercise of stock options.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

As of March 31, 2008, an aggregate principal amount of $262,265 and $0 remained outstanding on the 2008 Debentures and 2009 Debentures, respectively.  Upon maturity of our 2008 Debentures in July 2008, we will be required to repay the outstanding principal balance of $262,265 on our 2008 Debentures.

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

We believe that our current cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs for at least the next twelve months.  We do not anticipate any material changes in our sources of and needs for capital.  Our ability to fund our working capital needs, address planned capital expenditures and make payments on our indebtedness will depend on our ability to generate cash in the future.  We anticipate generating future working capital through sales to new customers and continued sales and services to our existing customers.

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

Critical Accounting Policies and Estimates

The SEC has issued cautionary advice to elicit more precise disclosure in this Item 2, MD&A, about accounting policies that management believes are most critical in portraying our financial results and in requiring management’s most difficult subjective or complex judgments.

The preparation of financial documents in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.  On an ongoing basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts, a valuation allowance for our deferred tax assets and determining the recoverability of our long-lived assets.  The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources.  Actual results may differ from the amounts estimated and recorded in our financial statements.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition
•	Valuation of Capitalized Software
•	Valuation of Allowance for Doubtful Accounts Receivable

Revenue Recognition

Revenue recognition rules are very complex, and certain judgments affect the application of our revenue policy.  The amount and timing of our revenues is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.  In addition to determining our results of operations for a given period, our revenue recognition determines the timing of certain expenses, such as commissions, royalties and other variable expenses.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Our revenues are derived from the licensing of our software products, professional services, maintenance and support and ASP services.  We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

License Revenue.  We recognize our license revenue upon delivery, provided that collection is determined to be probable and no significant obligations remain.

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

Valuation of Allowance for Doubtful Accounts Receivable

Management’s estimate of the allowance for doubtful accounts is based on historical information, historical loss levels, and an analysis of the collectibility of individual accounts.  We routinely assess the financial strength of our customers and based upon factors concerning credit risk, establish an allowance for uncollectible accounts.  Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and this Item is not applicable to us.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * * * * * *

Statements in this Form 10-Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks which may cause the Company’s actual results in future periods to differ materially from expected results.  Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.  Those and other risks are described in the Company’s filings with the SEC over the last 12 months, including our Form 10-K filed with the SEC on March 28, 2008, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II:  OTHER INFORMATION

Item 1A.   Risk Factors.

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, have not materially changed.

Item 6.  Exhibits.

Exhibit
No.	Description
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

3(e)
Certificate of Amendment of Certificate of Incorporation of the Registrant filed on June 21, 1996 [incorporated by reference to Exhibit 3(e) to the Registrant’s Amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 0-13124) filed on July 10, 1996].

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

10(e)(7)†
Employment Agreement, dated December 26, 2007, by and between the Registrant and John Roblin [incorporated by reference to Exhibit 10(e)(7) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on December 27, 2007].

31.1*	Chief Executive Officer Certification pursuant to Section 13a-15(e) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification pursuant to Section 13a-15(e) of the Securities Exchange Act.

32.1*	Certification of John W. Roblin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Ann F. Massey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________
*	Filed herewith.
†	Denotes a management contract or compensatory plan or arrangement.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date: May 9, 2008	By:	/s/ John W. Roblin
John W. Roblin, Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Ann F. Massey
Ann F. Massey, Chief Financial Officer