Form 10-Q
period 2008-06-30
COVER ALL TECHNOLOGIES INC
filed 2008-08-11
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company”.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 4, 2008
Common Stock, $.01 par value per share	24,134,683 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

.   .   .   .   .   .   .   .   .   .

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets:
Current Assets:
Cash and Cash Equivalents	$1,769,905	$10,914
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000 in 2008 and 2007)	1,815,501	3,672,421
Prepaid Expenses	346,325	293,396

Total Current Assets	3,931,731	3,976,731

Property and Equipment – At Cost:
Furniture, Fixtures and Equipment	608,857	466,622
Less: Accumulated Depreciation	(259,832)	(297,074)

Property and Equipment – Net	349,025	169,548

Capitalized Software (Less Accumulated Amortization of $10,626,670 and $10,180,752, respectively)	1,669,028	1,580,971

Deferred Financing Costs (Net of Accumulated Amortization of $241,311 and $215,038, respectively)	—	26,273

Other Assets	110,151	110,151

Total Assets	$6,059,935	$5,863,674

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$130,593	$579,446
Accrued Liabilities	536,291	1,080,136
Deferred Charges	22,503	22,503
Convertible Debentures	—	196,699
Convertible Debenture – Related Party	—	65,566
Unearned Revenue	1,434,514	1,487,545

Total Current Liabilities	2,123,901	3,431,895

Long-Term Liabilities:
Deferred Charges	135,096	146,347

Total Long-Term Liabilities	135,096	146,347

Total Liabilities	2,258,997	3,578,242

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 24,336,553 Shares and 23,192,302 Shares Issued and Outstanding	243,365	231,923

Capital In Excess Of Par Value	28,705,530	28,073,659

Accumulated Deficit	(25,147,957)	(26,020,150)

Total Stockholders’ Equity	3,800,938	2,285,432

Total Liabilities and Stockholders’ Equity	$6,059,935	$5,863,674

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Licenses	$170,899	$291,371	$869,399	$494,836
Maintenance	958,672	818,216	1,947,515	1,644,290
Professional Services	828,886	444,658	1,684,316	961,966
Applications Service Provider (“ASP”) Services	551,959	384,618	1,005,594	769,236
Total Revenues	2,510,416	1,938,863	5,506,824	3,870,328
Cost of Revenues:
Licenses	258,386	319,784	536,881	534,998
Maintenance	620,302	628,120	1,074,887	1,354,607
Professional Services	359,581	298,292	741,323	538,209
ASP Services	244,791	115,490	552,967	210,082
Total Cost of Revenues	1,483,060	1,361,686	2,906,058	2,637,896
Direct Margin	1,027,356	577,177	2,600,766	1,232,432
Operating Expenses:
Sales and Marketing	156,998	180,829	391,325	291,025
General and Administrative	417,161	294,381	973,010	572,084
Research and Development	166,583	93,666	382,211	184,379
Total Operating Expenses	740,742	568,876	1,746,546	1,047,488
Operating Income	286,614	8,301	854,220	184,944
Other Income (Expense):
Interest Expense	(4,531)	(4,310)	(9,063)	(39,951)
Interest Expense – Related Party	(1,308)	(1,475)	(2,616)	(2,934)
Interest Income	3,041	2	3,043	4
Other Income	8,419	—	26,609	—
Total Other Income (Expense)	5,621	(5,783)	17,973	(42,881)
Income Before Income Taxes	292,235	2,518	872,193	142,063
Income Taxes	—	—	—	—
Net Income	$292,235	$2,518	$872,193	$142,063
Basic Earnings Per Common Share	$0.01	$0.00	$0.04	$0.01
Diluted Earnings Per Common Share	$0.01	$0.00	$0.04	$0.01
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	23,520,000	23,014,000	23,441,000	20,458,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	24,085,000	24,636,000	24,043,000	22,005,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$872,193	$142,063
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided From (Used For) Operating Activities:
Depreciation	30,374	24,687
Amortization of Capitalized Software	445,918	451,549
Amortization of Deferred Financing Costs	26,273	17,236
Amortization of Stock-based Compensation	354,248	—
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	1,856,920	369,894
Prepaid Expenses	(52,929)	61,123
Other Assets	—	(500)
Increase (Decrease) in:
Accounts Payable	(448,853)	119,208
Accrued Liabilities	(543,845)	(288,562)
Deferred Charges	(11,251)	2,990
Unearned Revenue	(53,031)	(47,482)
Net Cash Provided From Operating Activities	2,476,017	852,206

Cash Flows from Investing Activities:
Capital Expenditures	(209,851)	(16,826)
Capitalized Software Expenditures	(533,975)	(566,008)
Net Cash Provided From (Used For) Investing Activities	(743,826)	(582,834)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options and Warrants	26,800	43,135
Net Cash Provided From Financing Activities	26,800	43,135

Change in Cash and Cash Equivalents	1,758,991	312,507
Cash and Cash Equivalents – Beginning of Period	10,914	131,847
Cash and Cash Equivalents – End of Period	$1,769,905	$444,354

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$9,063	$39,951
Interest – Related Party	2,616	2,934
Income Taxes	—	—

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2008, and the results of their operations for the three and six month periods ended June 30, 2008 and 2007, and their cash flows for the six month periods ended June 30, 2008 and 2007.  Such adjustments are of a normal and recurring nature.  The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year.

[2]  Convertible Debentures

In 2001, we issued $1,800,000 aggregate principal amount of 8% convertible debentures due 2008, which we refer to as the 2008 Debentures, and in 2002, we issued $700,000 aggregate principal amount of 8% convertible debentures due 2009, which we refer to as the 2009 Debentures.  The 2008 Debentures were issued to two funds managed by RENN Capital Group, Inc. (which we refer to as the RENN Funds), for an aggregate of $1,400,000, and the remainder of the 2008 Debentures were issued to John Roblin, our Chairman, President and Chief Executive Officer, and certain other investors.  Our 2009 Debentures were issued only to the two RENN Funds.  Our debentures were convertible at the election of the holders into shares of our common stock, at a conversion price of $0.30 per share, subject to adjustment.

Interest on the unpaid principal amount of the debentures was payable monthly at the rate of 8% per annum.  We were required to repay principal on the 2008 Debentures and 2009 Debentures, since July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount.

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

On June 25, 2008, John Roblin, our Chairman, President and Chief Executive Officer, and certain other investors elected to convert all of the then-remaining unpaid principal amount due on their 2008 Debentures, totaling $262,265, into an aggregate of 874,217 shares of our common stock at the conversion price of $0.30 per share.  After giving effect to this conversion, as of June 25, 2008, we had no outstanding debentures.

[3]  Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (Loss) Available to Common Stockholders	$292,235	23,519,647	$0.01
Interest Reversal Convertible Debentures (Net of Tax)	—	—	—
Effect of Dilutive Securities:
Exercise of Options	—	485,643	—
Exercise of Warrants	—	79,350	—
Conversion of Convertible Debentures	—	—	—
Diluted EPS:
Income (Loss) Available to Common Stockholders Plus Assumed Conversions	$292,235	24,084,640	$0.01

	For the six months ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (Loss) Available to Common Stockholders	$872,193	23,440,703	$0.04
Interest Reversal Convertible Debentures (Net of Tax)	—	—	—
Effect of Dilutive Securities:
Exercise of Options	—	521,462	—
Exercise of Warrants	—	81,335	—
Conversion of Convertible Debentures	—	—	—
Diluted EPS:
Income (Loss) Available to Common Stockholders Plus Assumed Conversions	$872,193	24,043,500	$0.04

Options to purchase an aggregate of 380,000 shares of our common stock at prices ranging from $1.16 to $1.40 per share were outstanding at June 30, 2008, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (Loss) Available to Common Stockholders	$2,518	23,013,520	$0.00
Interest Reversal Convertible Debentures (Net of Tax)	3,147	—	—
Effect of Dilutive Securities:
Exercise of Options	—	660,596	—
Exercise of Warrants	—	87,287	—
Conversion of Convertible Debentures	—	874,217	—
Diluted EPS:
Income (Loss) Available to Common Stockholders Plus Assumed Conversions	$5,665	24,635,620	$0.00

	For the six months ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (Loss) Available to Common Stockholders	$142,063	20,457,699	$0.01
Interest Reversal Convertible Debentures (Net of Tax)	6,698	—	—
Effect of Dilutive Securities:
Exercise of Options	—	589,100	—
Exercise of Warrants	—	83,572	—
Conversion of Convertible Debentures	—	874,216	—
Diluted EPS:
Income (Loss) Available to Common Stockholders Plus Assumed Conversions	$148,761	22,004,587	$0.01

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006.  In the three and six months ended June 30, 2008, we recognized $83,000 and $354,000, respectively, of stock-based compensation expense in our consolidated financial statements.  We recognized expense because we had (a) stock options granted subsequent to January 1, 2006 and (b) restricted stock award grants made after January 1, 2006 that have not yet vested.  In the three and six months ended June 30, 2007, we recognized no stock-based compensation expense in our consolidated financial statements.  We did not recognize expense because we did not have any (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006, (b) stock options granted subsequent to January 1, 2006 and (c) restricted stock award grants made both before and after January 1, 2006 that had not yet vested.

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

In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees as consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  Options may be granted as incentive or nonqualified stock options with a term of not more than ten years.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash.  At June 30, 2008, an aggregate of 3,900,000 shares were available for grant under the 2005 Plan.

In November 1994, we adopted the 1994 Stock Option Plan for Independent Directors.  Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees.  The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000.  Each non-employee director who is serving on a “Date of Grant” shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted.  Dates of Grant are November 15, 1994, 1999, 2004 and 2009 for non-employee directors serving on November 15, 1994.  For individuals who become non-employee directors after November 15, 1994, such directors’ Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date.  Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant.  At June 30, 2008, an aggregate of 750,000 shares were available for grant under the 1994 Stock Option Plan for Independent Directors.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2007	2,533,000	$0.34 - 2.00	2.1 years	$0.97
Granted	—	—		—
Exercised	(150,000)	$0.34 - 0.60		$0.48
Canceled	—	—		—
Expired	(758,000)	$1.13 - 2.00		$0.51
Balance, June 30, 2008	1,625,000	$0.34 - 1.40	2.7 years	$0.80

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

●
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the assets or liabilities based on the best available information.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements.  In addition to other factors and matters discussed elsewhere in this report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 and other periodic reports filed, these risks, uncertainties and contingency include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, service fees from our Application Service Provider (“ASP”), continuing maintenance fees for servicing the product and professional services.  Total revenue for the three and six months ended June 30, 2008 increased to $2,510,000 and $5,507,000 from $1,939,000 and $3,870,000, respectively, for the three and six months ended June 30, 2007, mainly due to an increase in maintenance revenue, professional services revenue and ASP revenue for the three months ended June 30, 2008 and all revenue categories for the six months ended June 30, 2008.

The following is an overview of the key components of our revenue and other important financial data for the three and six months ended June 30, 2008:

Software Licenses.  Our license revenue in the three and six months ended June 30, 2008 of $171,000 and $869,000, respectively, was from existing customers who chose to renew, add onto or extend their use of our software.  For the three and six months ended June 30, 2007, we generated $291,000 and $495,000, respectively, in license revenue.  Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Maintenance.  Maintenance revenue was $959,000 and $1,948,000, respectively, in the three and six months ended June 30, 2008 compared to $818,000 and $1,644,000, respectively, in the same periods in 2007.  Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services. The increase in professional services revenue, from $445,000 and $962,000, respectively, in the three and six months ended June 30, 2007, to $829,000 and $1,684,000, respectively, in the same periods of 2008, was a result of increased demand for new software capabilities and customizations from our current customer base.

ASP Services.  ASP services revenue was $552,000 and $1,006,000, respectively, in the first three and six months of 2008 compared to $385,000 and $769,000, respectively, in the same periods in 2007, due to an expanded and extended contractual relationship with two large customers.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Income before Provision for Income Taxes.  Income before provision for income taxes was $292,000 and $872,000, respectively, in the three and six months ended June 30, 2008 compared to $3,000 and $142,000, respectively, in the same periods of 2007 primarily due to an increase in all revenue categories and our continuing and ongoing effort to maintain our expenses in line with our revenues for the six months ended June 30, 2008.

Net Income.  Net income for the three and six months ended June 30, 2008 increased to $292,000 and $872,000, respectively, from $3,000 and $142,000, respectively, in the same periods of 2007 as a result of an increase in all revenue categories and our continuing and ongoing effort to maintain our expenses in line with our revenues for the six months ended June 30, 2008.

Cash Flow.  We generated $2,476,000 in positive cash flow from operations in the first six months of 2008 and ended the period with $1,770,000 in cash and cash equivalents and $1,816,000 in accounts receivable.

We continue to face challenges to growth in 2008 mainly in the marketing and selling of our products and services to new customers, caused by a number of factors, including long sales cycles and general economic and business conditions.  In addition, there are risks related to customers’ acceptance and implementation delays, which could affect the timing and amount of license revenue we are able to recognize.  However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers.  Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
License	6.8%	15.0%	15.8%	12.8%
Maintenance	38.2	42.2	35.4	42.5
Professional Services	33.0	22.9	30.6	24.8
Applications Service Provider (“ASP”) Services	22.0	19.9	18.2	19.9
Total Revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
License	10.3	16.5	9.7	13.8
Maintenance	24.7	32.4	19.5	35.0
Professional Services	14.3	15.4	13.6	13.9
ASP Services	9.8	6.0	10.0	5.4
Total Cost of Revenues	59.1	70.2	52.8	68.2
Direct Margin	40.9	29.8	47.2	31.8

Operating Expenses:
Sales and Marketing	6.3	9.3	7.1	7.5
General and Administrative	16.6	15.2	17.7	14.8
Research and Development	6.6	4.9	6.9	4.7
Total Operating Expenses	29.5	29.4	31.7	27.0
Operating Income	11.4	0.4	15.5	4.8

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Other (Expense) Income:
Interest Expense	(0.1)	(0.3)	(0.2)	(1.1)
Other Income	0.3	—	0.5	—
Total Other (Expense) Income	0.2	(0.3)	0.3	(1.1)
Income Before Income Taxes	11.6	0.1	15.8	3.7

Income Taxes (Benefit)	—	—	—	—

Net Income	11.6%	0.1%	15.8%	3.7%

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Total revenues for the three months ended June 30, 2008 were $2,510,000 compared to $1,939,000 for the same period in 2007.  License fees were $171,000 for the three months ended June 30, 2008 compared to $291,000 in the same period in 2007 as a result of fewer new sales to existing customers in 2008.  For the three months ended June 30, 2008, maintenance revenues were $959,000 compared to $818,000 in the same period of the prior year primarily due to annual renewals from existing customers and the one new customer contract signed in 2008.  For the three months ended June 30, 2008, ASP revenues were $552,000 compared to $385,000 in the same period for the prior year, due to an expanded and extended contractual relationship with two customers. Professional services revenue contributed $829,000 in the three months ended June 30, 2008 compared to $445,000 in the second quarter of 2007, as a result of increased demand for new software capabilities and customizations from our current customer base.

For the six months ended June 30, 2008, total revenues were $5,507,000 compared to $3,870,000 in the same period of the prior year.

Cost of sales increased to $1,483,000 and $2,906,000, respectively, for the three and six months ended June 30, 2008 compared to $1,362,000 and $2,638,000, respectively, for the same periods in 2007, due to personnel-related costs.  We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand.  Non-cash capitalized software amortization was $223,000 and $446,000, respectively, for the three and six months ended June 30, 2008 as compared to $239,000 and $452,000, respectively, for the same periods in 2007.  We capitalized $347,000 and $534,000, respectively, of software development costs in the three and six months ended June 30, 2008 as compared to $301,000 and $566,000, respectively, in the same periods in 2007.

Research and development expenses increased to $167,000 and $382,000, respectively, for the three and six months ended June 30, 2008 as compared to $94,000 and $184,000, respectively, for the same periods in 2007, primarily as a result of our efforts to develop new capability to better service our customers.  We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $157,000 and $391,000, respectively, for the three and six months ended June 30, 2008 as compared to $181,000 and $291,000, respectively, in the same periods of 2007.  This decrease in 2008 was primarily due to a reduction in our marketing and sales headcount, resulting in a decrease in personnel-related costs.

General and administrative expenses increased to $417,000 and $973,000, respectively, in the three and six months ended June 30, 2008 as compared to $294,000 and $572,000, respectively, in the same periods in 2007.  This increase in 2008 was mainly due to stock-based compensation related to options and warrants issued to one of our executives and stock-based compensation to our non-employee directors.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

At June 30, 2008, we had cash and cash equivalents of approximately $1,770,000 compared to cash and cash equivalents of approximately $444,000 at June 30, 2007.  The increase in cash and cash equivalents is primarily attributable to the increase in all revenue categories in the six months ended June 30, 2008.

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

At June 30, 2008, we had working capital of approximately $1,808,000 compared to a working capital (deficit) of approximately $(486,000) at June 30, 2007.  This increase in our working capital resulted primarily from an increase in all revenue categories and our continuing and ongoing effort to maintain our costs in line with our revenues.  For the six months ended June 30, 2008, net cash provided from operating activities totaled approximately $2,476,000 compared to approximately $852,000 for the six months ended June 30, 2007.  In 2008, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.  The Company had a significant increase in its accounts receivable in 2008 due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

For the six months ended June 30, 2008, net cash used for investing activities was approximately $744,000 compared to approximately $583,000 for the six months ended June 30, 2007.  The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  For the six months ended June 30, 2008, net cash provided from financing activities was approximately $27,000 compared to approximately $43,000 for the six months ended June 30, 2007.  The cash provided from financing activities in 2008 consisted of proceeds from the exercise of stock options.

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

The 2008 Debentures were issued with an aggregate principal amount of $1,800,000, and the 2009 Debentures were issued with an aggregate principal amount of $700,000.  Interest on the unpaid principal amount of the debentures was payable at the rate of 8% per annum.  We had been required to pay, since July 1, 2004 and July 1, 2005, respectively, monthly principal installments in the amount of ten dollars ($10) per thousand dollars ($1,000) of the then-remaining principal amount of the 2008 Debentures and 2009 Debentures.

On March 23, 2007, we issued an aggregate of 5,438,670 shares of our common stock to the RENN funds in connection with their election to convert an aggregate of $1,631,601 principal amount of their 2008 Debentures and 2009 Debentures, representing all of their remaining unpaid principal amount due on the debentures, at a conversion price of $0.30 per share.

On June 25, 2008, we issued an aggregate of 874,217 shares of our common stock to John Roblin, our Chairman, President and Chief Executive Officer and certain other investors in connection with their election to convert an aggregate of $262,265 principal amount of their 2008 Debentures, representing all of their remaining unpaid principal amount due on the debentures, at a conversion price of $0.30 per share.

As of June 30, 2008, we do not have any amounts outstanding on the 2008 Debentures.

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

We believe that our current cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs for at least the next twelve months.  We do not anticipate any material changes in our sources of and needs for capital.  Our ability to fund our working capital needs and address planned capital expenditures will depend on our ability to generate cash in the future.  We anticipate generating future working capital through sales to new customers and continued sales and services to our existing customers.

Our future liquidity and capital resource requirements will depend on many factors, including but not limited to the following trends and uncertainties we face:

●	Our ability to generate cash is subject to general economic, financial, competitive and other factors beyond its control.
●
Our need to invest resources in product development in order to continue to enhance our current product, develop new products, attract and retain customers and keep pace with competitive product introductions and technological developments.

●	We experience intense competition in our industry and continuing technological changes.
●	Insurance companies typically are slow in making decisions and have numerous bureaucratic and institutional obstacles, which can make our efforts to attain new customers difficult.
●
We compete with a number of larger companies who have greater resources than those of ours.  We compete on the basis of insurance knowledge, products, services, price, technological advances and system functionality and performance.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

●	Our operations continue to depend upon the continuing business of our existing customers and our ability to attract new customers.
●	A decline in software spending in the insurance industry could result in a decrease in our revenue.

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

Net Operating Loss Carryforwards

At December 31, 2007, we had approximately $25,700,000 of federal net operating tax loss carryforwards expiring at various dates through 2026.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change.  These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period.  As a result of stock which may be issued by us from time to time or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

●	Revenue Recognition
●	Valuation of Capitalized Software
●	Valuation of Allowance for Doubtful Accounts Receivable

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

We are a smaller reporting company and this item is inapplicable to us.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The conversion in June 2008 of an aggregate of $262,265 in principal of our 2008 Debentures representing the conversion of remaining principal resulted in the issuance of a total of 874,217 shares of our common stock to the holders of such debentures.  No cash proceeds were received by us in connection with this partial conversion of the 2008 Debentures.  The shares of our common stock issued upon the conversion of the debentures were issued exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933 as an exchange of securities by an issuer with its existing security holders where no commission or other renumeration was paid or given directly or indirectly for soliciting such exchange.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of our Stockholders was held on June 6, 2008.  At that meeting, our stockholders elected two directors, Earl Gallegos and Mark D. Johnston, to serve for a term of three years and until their successors are duly elected and qualified.  In addition, the stockholders approved the ratification of the appointment of Moore Stephens, P.C., as independent auditors for the fiscal year ending December 31, 2008.

The results of the voting are as follows:

Proposal 1 – Election of Directors

Director	Votes For	Votes Withheld

Earl Gallegos	12,973,874	11,989
Mark D. Johnston	12,972,474	13,389

Proposal 2 – Ratification of Appointment of Independent Auditors

Votes For	Votes Against	Votes Withheld
12,985,262	351	250

Item 6.  Exhibits.

Exhibit
No.	Description

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

________________________
* Filed herewith.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date: August 11, 2008	By:	/s/ John W. Roblin
John W. Roblin, Chairman of the Board of Directors,
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Ann F. Massey
Ann F. Massey, Chief Financial Officer