Form 10-Q
period 2008-09-30
COVER ALL TECHNOLOGIES INC
filed 2008-11-10
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008
Common Stock, $.01 par value per share	24,134,683 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

.   .   .   .   .   .   .   .   .   .

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets:
Current Assets:
Cash and Cash Equivalents	$4,085,002	$10,914
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000 in 2008 and 2007)	2,114,730	3,672,421
Prepaid Expenses	353,875	293,396

Total Current Assets	6,553,607	3,976,731

Property and Equipment – At Cost:
Furniture, Fixtures and Equipment	623,548	466,622
Less: Accumulated Depreciation	(277,772)	(297,074)

Property and Equipment – Net	345,776	169,548

Capitalized Software (Less Accumulated Amortization of $10,863,101 and $10,180,752, respectively)	1,807,133	1,580,971

Deferred Financing Costs (Net of Accumulated Amortization of $241,311 and $215,038, respectively)	—	26,273

Other Assets	110,151	110,151

Total Assets	$8,816,667	$5,863,674

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$218,379	$579,446
Accrued Liabilities	1,291,516	1,080,136
Deferred Charges	22,503	22,503
Convertible Debentures	—	196,699
Convertible Debenture – Related Party	—	65,566
Unearned Revenue	1,597,915	1,487,545

Total Current Liabilities	3,130,313	3,431,895

Long-Term Liabilities:
Deferred Charges	129,470	146,347

Total Liabilities	3,259,783	3,578,242

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 24,336,553 and 23,192,302 Shares Issued, respectively, and 24,134,683 and 23,192,302 Shares Outstanding, respectively	243,366	231,923

Capital In Excess Of Par Value	28,932,490	28,073,659

Accumulated Deficit	(23,454,078)	(26,020,150)

Treasury Stock – At Cost – 201,870 Shares	(164,894)	—

Total Stockholders’ Equity	5,556,884	2,285,432

Total Liabilities and Stockholders’ Equity	$8,816,667	$5,863,674

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Licenses	$2,551,197	$269,254	$3,520,596	$764,090
Maintenance	1,088,629	775,056	3,036,143	2,419,346
Professional Services	634,919	460,240	2,219,236	1,422,206
Applications Service Provider (“ASP”) Services	515,764	384,617	1,521,358	1,153,853
Total Revenues	4,790,509	1,889,167	10,297,333	5,759,495
Cost of Revenues:
Licenses	810,447	299,249	1,347,328	834,247
Maintenance	694,208	659,772	1,763,290	2,014,379
Professional Services	319,607	263,964	960,930	802,173
ASP Services	391,604	125,040	950,377	335,122
Total Cost of Revenues	2,215,866	1,348,025	5,021,925	3,985,921
Direct Margin	2,574,643	541,142	5,275,408	1,773,574
Operating Expenses:
Sales and Marketing	130,238	154,354	572,963	445,379
General and Administrative	421,514	271,308	1,443,123	843,392
Research and Development	346,838	106,743	729,049	291,122
Total Operating Expenses	898,590	532,405	2,745,135	1,579,893
Operating Income	1,676,053	8,737	2,530,273	193,681
Other Income (Expense):
Interest Expense	(406)	(5,257)	(9,469)	(45,208)
Interest Expense – Related Party	—	(1,322)	(2,616)	(4,256)
Interest Income	12,067	1	15,111	5
Other Income	6,165	—	32,773	—
Total Other Income (Expense)	17,826	(6,578)	35,799	(49,459)
Income Before Income Taxes	1,693,879	2,519	2,566,072	144,222
Income Taxes	—	—	—	—
Net Income	$1,693,879	$2,159	$2,566,072	$144,222
Basic Earnings Per Common Share	$0.07	$0.00	$0.11	$0.01
Diluted Earnings Per Common Share	$0.07	$0.00	$0.11	$0.01
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	24,431,000	23,125,000	23,684,000	21,357,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	25,119,000	24,980,000	24,342,000	22,994,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$2,566,072	$144,222
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided From (Used For) Operating Activities:
Depreciation	48,314	35,229
Amortization of Capitalized Software	682,349	663,908
Amortization of Deferred Financing Costs	26,273	25,854
Stock-based Compensation Expense	581,209	15,000
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	1,557,691	236,808
Prepaid Expenses	(60,479)	(12,839)
Other Assets	—	(125)
Increase (Decrease) in:
Accounts Payable	(361,067)	(4,309)
Accrued Liabilities	211,380	(212,825)
Deferred Charges	(16,877)	4,875
Unearned Revenue	110,370	(68,156)
Net Cash Provided From Operating Activities	5,345,235	827,642

Cash Flows from Investing Activities:
Capital Expenditures	(224,542)	(16,826)
Capitalized Software Expenditures	(908,511)	(835,791)
Net Cash Provided From (Used For) Investing Activities	(1,133,053)	(852,617)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options and Warrants	26,800	43,135
Purchase of Treasury Stock	(164,894)	—
Net Cash Provided From (Used For) Financing Activities	(138,044)	43,135

Change in Cash and Cash Equivalents	4,074,088	18,160
Cash and Cash Equivalents – Beginning of Period	10,914	131,847
Cash and Cash Equivalents – End of Period	$4,085,002	$150,007

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$9,469	$45,208
Interest – Related Party	2,616	4,256
Income Taxes	—	—

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2008, and the results of their operations for the three and nine month periods ended September 30, 2008 and 2007, and their cash flows for the nine month periods ended September 30, 2008 and 2007.  Such adjustments are of a normal and recurring nature.  The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year.

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

On June 25, 2008, John Roblin, our Chairman and Chief Executive Officer, and certain other investors elected to convert all of the then-remaining unpaid principal amount due on their 2008 Debentures, totaling $262,265, into an aggregate of 874,217 shares of our common stock at the conversion price of $0.30 per share.  After giving effect to this conversion, as of June 25, 2008, we had no outstanding debentures.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[3]  Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	For the three months ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$1,693,879	24,430,888	$0.07
Effect of Dilutive Securities:
Exercise of Options	—	606,869	—
Exercise of Warrants	—	81,709	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Conversions	$1,693,879	25,119,466	$0.07

	For the nine months ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$2,566,072	23,684,010	$0.11
Effect of Dilutive Securities:
Exercise of Options	—	577,428	—
Exercise of Warrants	—	80,563	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Conversions	$2,566,072	24,342,001	$0.11

Options to purchase an aggregate of 577,463 shares of our common stock at prices ranging from $1.16 to $1.40 per share were outstanding at September 30, 2008, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$2,159	23,125,159	$0.00
Interest Reversal Convertible Debentures (Net of Tax)	3,147	—	—
Effect of Dilutive Securities:
Exercise of Options	—	885,389	—
Exercise of Warrants	—	95,239	—
Conversion of Convertible Debentures	—	874,217	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Conversions	$5,306	24,980,004	$0.00

Options to purchase an aggregate of 570,000 shares of our common stock at prices ranging from $1.40 to $2.00 per share were outstanding at September 30, 2007, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

	For the nine months ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$144,222	21,356,623	$0.01
Interest Reversal Convertible Debentures (Net of Tax)	9,845	—	—
Effect of Dilutive Securities:
Exercise of Options	—	674,910	—
Exercise of Warrants	—	88,031	—
Conversion of Convertible Debentures	—	874,217	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Conversions	$154,067	22,993,781	$0.01

Options to purchase an aggregate of 1,383,000 shares of our common stock at prices ranging from $1.13 to $2.00 per share were outstanding at September 30, 2007, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

[4]  Stock Option and Stock Purchase Plans

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” or SFAS 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes APB No. 25, “Accounting for Stock Issues to Employees,” or APB 25.  Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided.  The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.  Our share-based awards include stock options and restricted stock awards.  Prior to our adoption of SFAS 123R, we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for share-based awards.  Historically, we have generally set the exercise price for our stock options equal to the market value on the grant date.  As a result, the options generally had no intrinsic value on their grant dates, and we did not record any compensation expense unless the terms of the options were subsequently modified.  For restricted stock awards the calculation of compensation expense under APB 25 and SFAS 123R is the same.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006.  In the three and nine months ended September 30, 2008, we recognized $227,000 and $581,000, respectively, of stock-based compensation expense in our consolidated financial statements.  We recognized expense because we had (a) stock options granted subsequent to January 1, 2006 and (b) restricted stock award grants made after January 1, 2006 that have not yet vested.  In the three and nine months ended September 30, 2007, we recognized $15,000 of stock-based compensation expense in our consolidated financial statements.  We recognized expense because we granted stock options and restricted stock in 2007 and had stock options granted subsequent to January 1, 2006 that had not yet vested.

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

In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees as consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  Options may be granted as incentive or nonqualified stock options with a term of not more than ten years.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash.  At September 30, 2008, an aggregate of 3,517,500 shares were available for grant under the 2005 Plan.

In November 1994, we adopted the 1994 Stock Option Plan for Independent Directors.  Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees.  The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000.  Each non-employee director who is serving on a “Date of Grant” shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted.  Dates of Grant are November 15, 1994, 1999, 2004 and 2009 for non-employee directors serving on November 15, 1994.  For individuals who become non-employee directors after November 15, 1994, such directors’ Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date.  Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant.  At September 30, 2008, an aggregate of 750,000 shares were available for grant under the 1994 Stock Option Plan for Independent Directors.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Options

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2007	2,533,000	$0.34 – 2.00	2.1 years	$0.97
Granted	347,463	$0.85 – 1.38	3.8 years	$0.96
Exercised	(150,000)	$0.34 – 0.60	—	$0.48
Canceled	—	—	—	—
Expired	(758,000)	$1.13 – 2.00	—	$0.51
Balance, September 30, 2008	1,972,463	$0.34 – 1.40	2.8 years	$0.83

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

Warrants

There were an aggregate of 121,429 warrants outstanding at September 30, 2008.  The exercise prices for all the warrants issued and outstanding as of September 30, 2008 were equal to or greater than the market price of our common stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2007	121,429	$0.35	3.35 years	$0.35
Balance, September 30, 2008	121,429	$0.35	2.60 years	$0.35

Time-Based Restricted Stock Units

A summary of our time-based restricted stock units, or RSUs, for the nine months ended September 30, 2008 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance, January 1, 2008	125,000	$1.40
Granted	107,500	$0.85
Vested	—	—
Forfeited or Expired	—	—
Balance, September 30, 2008	232,500	$1.15

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[5]  Income Taxes

The following reconciles the tax provision with the U.S. statutory tax rates:

	Three Months Ended September 30,
	2008		2007		2006
Income taxes, at U.S. statutory rates	(34.0	) %	(34.0	) %	(34.0	) %
States taxes, net of federal tax benefit	(5.0)		(5.0)		(5.0)
Tax benefit of federal net operating tax loss carryforward	39.0		39.0		39.0
Total expense (benefit)	0%		0%		0%

At December 31, 2007, the Company had a federal net operating tax loss carryforward of approximately $25,700,000 expiring on December 31, 2026.  The Company has provided a valuation allowance of $8,240,000 against its deferred tax assets.

[6]  Recent Accounting Pronouncements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” or SFAS 157.  SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●
Level 2 – Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable and inputs derived from or corroborated by observable market data.

●
Level 3 – Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the assets or liabilities based on the best available information.

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

We earn revenue from software contract licenses, service fees from our Application Service Provider (“ASP”), continuing maintenance fees for servicing the product and professional services.  Total revenue for the three and nine months ended September 30, 2008 increased to $4,791,000 and $10,297,000 from $1,889,000 and $5,759,000, respectively, for the three and nine months ended September 30, 2007, mainly due to an increase in all revenue categories for the three and nine months ended September 30, 2008.

The following is an overview of the key components of our revenue and other important financial data for the three and nine months ended September 30, 2008:

Software Licenses.  Our license revenue in the three and nine months ended September 30, 2008 of $2,551,000 and $3,521,000, respectively, was from one new large customer and existing customers who chose to renew, add onto or extend their use of our software.  For the three and nine months ended September 30, 2007, we generated $269,000 and $764,000, respectively, in license revenue.  Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Maintenance.  Maintenance revenue was $1,089,000 and $3,036,000, respectively, in the three and nine months ended September 30, 2008 compared to $775,000 and $2,419,000, respectively, in the same periods in 2007.  Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services. The increase in professional services revenue, from $460,000 and $1,422,000, respectively, in the three and nine months ended September 30, 2007, to $635,000 and $2,219,000, respectively, in the same periods of 2008, was a result of increased demand for new software capabilities and customizations from our current customer base and one new customer.

ASP Services.  ASP services revenue was $516,000 and $1,521,000, respectively, in the first three and nine months of 2008 compared to $385,000 and $1,154,000, respectively, in the same periods in 2007, due to an expanded and extended contractual relationship with two large customers.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Income before Provision for Income Taxes.  Income before provision for income taxes was $1,694,000 and $2,566,000, respectively, in the three and nine months ended September 30, 2008 compared to $2,000 and $144,000, respectively, in the same periods of 2007 primarily due to an increase in all revenue categories and our continuing and ongoing effort to maintain our expenses in line with our revenues for the nine months ended September 30, 2008.

Net Income.  Net income for the three and nine months ended September 30, 2008 increased to $1,694,000 and $2,566,000, respectively, from $2,000 and $144,000, respectively, in the same periods of 2007 as a result of an increase in all revenue categories and our continuing and ongoing effort to maintain our expenses in line with our revenues for the nine months ended September 30, 2008.

Cash Flow.  We generated $5,345,000 in positive cash flow from operations in the first nine months of 2008 and ended the period with $4,085,000 in cash and cash equivalents and $2,115,000 in accounts receivable.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
License	53.2%	14.3%	34.2%	13.3%
Maintenance	22.7	41.0	29.5	42.0
Professional Services	13.3	24.4	21.5	24.7
Applications Service Provider (“ASP”) Services	10.8	20.3	14.8	20.0
Total Revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
License	16.8	15.8	13.2	14.5
Maintenance	14.5	34.9	17.1	35.0
Professional Services	6.7	14.0	9.3	13.9
ASP Services	8.2	6.7	9.2	5.8
Total Cost of Revenues	46.2	71.4	48.8	69.2
Direct Margin	53.8	28.6	51.2	30.8

Operating Expenses:
Sales and Marketing	2.7	8.2	5.5	7.7
General and Administrative	8.9	14.4	14.0	14.6
Research and Development	7.2	5.6	7.1	5.1
Total Operating Expenses	18.8	28.2	26.6	27.4
Operating Income	35.0	0.4	24.6	3.4

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Other (Expense) Income:
Interest (Expense) Income – Net	0.3	(0.3)	—	(0.9)
Other Income	0.1	—	0.3	—
Total Other (Expense) Income	0.4	(0.3)	0.3	(0.9)
Income Before Income Taxes	35.4	0.1	24.9	2.5

Income Taxes (Benefit)	—	—	—	—

Net Income	35.4%	0.1%	24.9%	2.5%

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Total revenues for the three months ended September 30, 2008 were $4,791,000 compared to $1,889,000 for the same period in 2007.  License fees were $2,551,000 for the three months ended September 30, 2008 compared to $269,000 in the same period in 2007, as a result of a new sale to a large customer in 2008.  For the three months ended September 30, 2008, maintenance revenues were $1,089,000 compared to $775,000 in the same period of the prior year primarily due to annual renewals from existing customers and the new customer contracts signed in 2008.  For the three months ended September 30, 2008, ASP revenues were $516,000 compared to $385,000 in the same period for the prior year, due to an expanded and extended contractual relationship with two customers. Professional services revenue contributed $635,000 in the three months ended September 30, 2008 compared to $460,000 in the third quarter of 2007, as a result of increased demand for new software capabilities and customizations from our current customer base.

For the nine months ended September 30, 2008, total revenues were $10,297,000 compared to $5,759,000 in the same period of the prior year.

Cost of sales increased to $2,216,000 and $5,022,000, respectively, for the three and nine months ended September 30, 2008 as compared to $1,348,000 and $3,986,000, respectively, for the same periods in 2007, due to personnel-related costs and commission and other costs related to the new license sale in the third quarter of 2008.  We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand.  Non-cash capitalized software amortization was $236,000 and $682,000, respectively, for the three and nine months ended September 30, 2008 as compared to $212,000 and $664,000, respectively, for the same periods in 2007.  We capitalized $375,000 and $909,000, respectively, of software development costs in the three and nine months ended September 30, 2008 as compared to $270,000 and $836,000, respectively, in the same periods in 2007.

Research and development expenses increased to $347,000 and $729,000, respectively, for the three and nine months ended September 30, 2008 as compared to $107,000 and $291,000, respectively, for the same periods in 2007, primarily as a result of our efforts to develop new capabilities to better service our customers.  We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $130,000 and $573,000, respectively, for the three and nine months ended September 30, 2008 as compared to $154,000 and $445,000, respectively, in the same periods of 2007.  This decrease in the three months ended September 30, 2008 was primarily due to a reduction in our sales and marketing headcount, resulting in a decrease in personnel related costs.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

General and administrative expenses increased to $422,000 and $1,443,000, respectively, in the three and nine months ended September 30, 2008 as compared to $271,000 and $843,000, respectively, in the same periods in 2007.  This increase in 2008 was mainly due to stock-based compensation related to options and warrants issued to one of our executives and stock-based compensation to our non-employee directors and bonuses accrued based on estimated 2008 results.

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

At September 30, 2008, we had cash and cash equivalents of approximately $4,085,000 compared to cash and cash equivalents of approximately $150,000 at September 30, 2007.  The increase in cash and cash equivalents is primarily attributable to the increase in all revenue categories in the nine months ended September 30, 2008.

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

At September 30, 2008, we had working capital of approximately $3,423,000 compared to a working capital (deficit) of approximately $(520,000) at September 30, 2007.  This increase in our working capital resulted primarily from an increase in all revenue categories and our continuing and ongoing effort to maintain our costs in line with our revenues.  For the nine months ended September 30, 2008, net cash provided from operating activities totaled approximately $5,345,000 compared to approximately $828,000 for the nine months ended September 30, 2007.  In 2008, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income, less non-cash expense and changes in working capital.  The Company had a significant increase in its accounts receivable in 2008 due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

For the nine months ended September 30, 2008, net cash used for investing activities was approximately $1,133,000 compared to approximately $853,000 for the nine months ended September 30, 2007.  The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  For the nine months ended September 30, 2008, net cash provided from (used for) financing activities was approximately $(138,000) compared to approximately $43,000 for the nine months ended September 30, 2007.  The cash provided from financing activities in 2008 consisted of proceeds from the exercise of stock options and the purchase of treasury stock related to the Company’s share buyback plan.

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

On June 25, 2008, we issued an aggregate of 874,217 shares of our common stock to John Roblin, our Chairman and Chief Executive Officer and certain other investors in connection with their election to convert an aggregate of $262,265 principal amount of their 2008 Debentures, representing all of their remaining unpaid principal amount due on the debentures, at a conversion price of $0.30 per share.

As of September 30, 2008, we do not have any amounts outstanding on the 2008 Debentures or 2009 Debentures.

On June 18, 2008, the Company announced that the Board of Directors authorized a share buyback plan of up to 1,000,000 shares of the Company’s common stock, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

For the three and nine months ended September 30, 2008, the Company purchased an aggregate of 201,870 shares of the Company’s common stock on the open market at an average purchase price of $0.82 per share for a total purchase price of approximately $164,894.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

Net Operating Tax Loss Carryforwards

At December 31, 2007, we had approximately $25,700,000 of federal net operating tax loss carryforwards expiring at various dates through 2026.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating tax loss carryforwards and tax credit carryforwards in periods following an ownership change.  These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period.  As a result of stock which may be issued by us from time to time or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating tax loss carryforwards could be significantly limited.

A 100% valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset. A deferred tax asset may be used to reduce any subsequent period's income tax expense. A deferred tax asset would arise as a result of net operating tax loss carryforwards, which would only be recorded as assets if it is deemed more likely than not that the asset will be used in future fiscal periods. It must be determined that there is more then a 50% probability that the Company will have positive accounting income in the next fiscal period before the deferred tax asset can be applied.  Based on the Company’s recent profitability, management is in the process of evaluating reinstating a portion of its deferred tax asset.

Off-Balance Sheet Transactions

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II:  OTHER INFORMATION

Item 1A.  Risk Factors.

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2008 to July 31, 2008)	201,870	$0.82	201,870	798,130 shares
Month #2 (August 1, 2008 to August 31, 2008)	—	—	—	—
Month #3 (September 1, 2008 to September 30, 2008)	—	—	—	—
Total	201,870	$0.82	201,870	798,130 shares

Note:  On June 18, 2008, the Company announced that the Board of Directors authorized a share buyback plan of up to 1,000,000 shares of the Company’s common stock, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

__________________________
* Filed herewith.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date: November 10, 2008	By:	/s/ John W. Roblin
John W. Roblin, Chairman of the Board of Directors and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Ann F. Massey
Ann F. Massey, Chief Financial Officer