Form 10-K
period 2008-12-31
COVER ALL TECHNOLOGIES INC
filed 2009-03-30
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13,238,000.

As of March 16, 2009, there were 24,647,357 shares outstanding of our common stock.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference as described in Part III.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 1 - “Business”, Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions.  Statements contained in this report that are not historical facts are forward-looking statements.  Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements.  In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments.  Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties.  Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and general conditions in the economy and capital markets.

Table of Contents

PART I

i

PART I

ITEM 1. BUSINESS

GENERAL

We provide unique, cost-effective business-focused solutions to the property and casualty insurance industry.  Our customers include insurance companies, agents, brokers and managing general agents (MGAs).  Our proprietary technology solutions and services are designed to reduce information technology costs and enable rapid product deployment for our customers.

Our software products and services focus on the functions required to underwrite, rate, quote, issue, print, bill and support the entire lifecycle of insurance policies.  Our products and services combine an in-depth knowledge of property and casualty insurance with an innovative and proprietary platform using state-of-the-art technology.  Our products provide common insurance functionality available on an “off-the-shelf” basis yet also provide flexibility for accommodating a high degree of customization for our customers to compete in the marketplace through differentiation.  Our software is licensed for use on the customer’s data centers or can be provided through our application services provider, referred to as “ASP,” using third party technology platforms and support.

We generate revenue from software contract licenses, professional services fees from ongoing software customization and continuing maintenance fees for technical and regulatory software updates on a monthly basis.  We provide a wide range of professional services that support product customizations, conversion from existing systems, data integration with other software or reporting agencies and other technical services.  We also offer ongoing support services including incorporating recent insurance rates, rules and forms changes.  These support services provide turnkey solutions to our customers as we perform analysis, development, quality assurance, documentation and distribution for delivering changes in a timely fashion.

Our ongoing maintenance and support services, usually through five-year minimum customer contracts, generate significant recurring revenue of approximately 25 to 30 cents for every dollar spent on licensing fees.

We were incorporated in Delaware in April 1985 as Warner Computer Systems, Inc. and changed our name to Warner Insurance Services, Inc. in March 1992.  In June 1996, we changed our name to Cover-All Technologies Inc.  Our products and services are offered through our wholly-owned subsidiary, Cover-All Systems, Inc., also a Delaware corporation.

PRODUCTS

My Insurance Center

In 2001, we announced the creation of My Insurance Center, referred to as “MIC,” a customizable and configurable web-based, data-centric “hub and spoke” software platform built around a shared “information hub” and suite of product components.  MIC is designed for insurance agents, brokers and carriers with integrated workflows and access to real-time information.  By centralizing the data in the MIC platform and using customized components to enable processes, we can quickly build a unique solution for each customer for achieving tangible business results.

MIC is designed to be the platform to serve players throughout the entire insurance value chain, including the insured, agents, brokers, insurance companies and reinsurers.  MIC is scalable to serve both large and small organizations.  MIC can be accessed over the Internet through a browser, with advanced security.  MIC is designed to be deployed globally in the future to adapt to different languages and currencies and to support different insurance products in other countries.

MIC provides an integrated platform with baseline common insurance functions that can be customized by Cover-All for customers’ business needs.  MIC also provides many configuration capabilities that are used by customers for further tailoring the application.  Finally, MIC allows end users to personalize screens and content for meeting their roles and responsibilities.

MIC is designed to fully support STP (Straight-Through-Processing).  MIC enables our customers to utilize our rating, policy issuance, billing and other software components into a fully-integrated platform that, among other things, eliminates redundant data entry.  Information is stored in a client-centric database and becomes immediately available to other users or functions.  MIC may be customized to generate user alerts when a user-specified condition occurs.  Additionally, MIC has been designed to allow the customer to configure features according to their own look and feel preferences and workflow processes.  For instance, the browser-based user interface allows employees, agents and other end users to personalize their desktops so they see only the information they need or desire.  MIC allows our customers to reduce costs, leverage the latest technologies, better manage risk, provide better service to their customers, enter new markets, introduce new products and grow premiums.

We are investing in research and development for evolving the MIC platform to meet customers’ business needs in a rapidly changing marketplace.  We have added new and advanced capabilities to MIC, such as new policy administration platform, workflow management, rules-based underwriting, financial modules for determining profitability by policy, account-centric and policy-centric views, integration with partners’ accounting, claims processing systems and certain other new components.  With these new capabilities, MIC enables us to develop complex and custom products in shorter timeframes for introducing new insurance products into the marketplace.  In 2008, we developed many custom products for different customers and also developed our new workers’ compensation product for all states.

MIC is being made available to users either for in-house implementation or through our ASP.  We also support “Software as a Service” (SaaS) to meet emerging customer requirements.

MIC offers the following benefits to our customers:

•
Straight-Through-Processing – Business acquisition and the processing side of commercial property and casualty insurance is not only complex but it is highly regulated and spans across multiple constituents in the value chain.  Straight-Through-Processing helps customers to reduce expenses, provide faster service times and obtain a higher degree of compliance.  MIC provides Straight-Through-Processing through browser-based accessibility, roles-based security, rules-based underwriting, advanced workflow referrals and comprehensive insurance processing functions such as rating, issuance, printing and statistical coding.

•
Speed To Market – In a highly competitive insurance marketplace, insurers seek to maintain competitive advantage and high profit margins through innovation and introduction of new insurance products.  The information-hub architecture of MIC enables development of complex and custom products in rapid timeframes.

•
Regulatory Compliance – In highly state regulated insurance industry, compliance requires frequent software updates and audit capabilities.  MIC offers better regulatory compliance for our customers by providing regulatory updates, which are delivered on a monthly basis through our support services.

•	Security – MIC provides roles-based security with fine-grained access control, and encryption with data auditing helps enterprise data centers meet their security requirements.
•
Configurability – MIC provides a wide scope of customization to allow MIC to meet customers’ business and operational needs while taking advantage of its baseline common capabilities for achieving cost-effective and rapid implementation.

•	Integration – MIC provides real-time integration with audit logs for seamlessly integrating MIC with other systems in our customers’ technical ecosystem.
•
Openness & Scalability – MIC is based on open technologies such as J2EE, XML, Oracle and Web 2.0 (AJAX, GWT) through which we can deliver technological changes.  MIC is designed to scale “horizontally” without adding significant cost to meet customers’ growing business needs.

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

The MIC Rating & Issuance component supports the following policy functions:

•	Data capture and editing
•	Rating
•	Policy issuance including multiple recipient print
•	All policy transactions including quotes, new lines, endorsements, renewals, audits and cancellations
•	Statistical coding

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

In 2002, we developed a new “presentation layer” incorporating the latest technologies, such as Java and XML, to provide a very flexible and robust user interface over the Internet.  This capability also included significant enhancements to our security and administration functions as well as a number of “usability” enhancements.  These capabilities significantly expand and enhance the “core” rating and issuance capabilities.  The new product has now been fully integrated with MIC and is being sold and marketed as MIC Rating & Issuance.  The MIC Rating & Issuance has been and continues to be enhanced and updated with new technology.  The sophisticated design of the product isolates insurance product knowledge from the application itself in data files, referred to as “Metadata.”  We have built an extensive knowledge base, estimated at more than 100 person-years of effort, in this Metadata that defines the details of virtually hundreds of insurance policy types and coverages for the MIC Rating & Issuance product.

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

The MIC Rating & Issuance product is in use in over 35 companies.

The newly developed policy administration platform of MIC provides the following advanced capabilities:

•	Dynamic data capture for reducing data entry and different views for brokers and underwriters
•	Improved user interface for improving productivity
•	Custom and complex rating algorithm
•	Custom or branded document generation capability
•	Rapid development of new products and changes in existing products
•	Better audit support for compliance checks

My Insurance Center – Functional Capabilities

We have, through MIC, a deep inventory of insurance software components combined with a sophisticated implementation platform.  MIC includes the following critical components:

•	My Insurance Center Portal
•	Enterprise, Customer-centric Oracle database
•	Underwriting Tools
•	End User access to information in real time – Straight-Through-Processing
•	Rating and Issuance
•	Full policy lifecycle support
•	Clear and comprehensive data collection with extensive real time edits
•	Policy history – easy policy changes and useful for activities such as coverage inquiries
•	On-line system, screen and field level look-ups
•	On-line Commercial Lines Manual Tables and Footnotes
•	Easy and direct system navigation
•	Standard ISO (Insurance Service Office)/NCCI coverages and rates support
•	Company customized coverages and rates support
•	Fully automated recipient-driven issuance of insurance policies, worksheets, ID cards, etc., including print preview
•	Policy database
•	Multiple company/program/state/coverage support
•	Templates to reduce data entry time
•	Advanced Billing Capabilities – integrating with NetSuite
•	Claims Repository
•	Customer Relationship Management
•	Agency and Program Management
•	Advanced Administration Tools
•	Access to Web Services and Information Providers
•	Policy Dashboard – premium & loss information

•	Advanced Workflows, Diaries
•	Electronic Underwriting files
•	Compliance Assist, Help Desk
•	Interfaces to “back end” accounting and reporting systems
•	Policy-level Premium and Loss Information for profitability tracking/accounting
•	Quote, Binder, Policy Lifecycle support

We continue to utilize and expand these capabilities to expand and leverage our ability to respond to broadening marketplace and new customer opportunities with solutions that address the special needs of carriers, managing general agents, agents, brokers and third party providers with both off-the-shelf and custom solutions.

We are also increasing and enhancing our services portfolio.  We have expanded our professional services with conversion and interface offerings.  We developed new rules-based capabilities to enable us to implement data exchange services that will save our customers time and effort converting to our products or linking our products to existing systems.  We also have developed a “custom” service offering for customers who desire specially-tailored services, service level agreements and other services that enable them to achieve their business objectives.

In 2007, we extended MIC capabilities by acquiring and integrating the application processing functionality of the brokerage application processing platform of InsureHiTech, a specialty wholesale insurance brokerage for hedge funds, private equity, technology and life science companies.

Our business-focused approach allows customers to accelerate their time to market, solve ongoing business challenges and achieve sustainable competitive advantages during periods of economic uncertainty.

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

MARKETING

We maintain an in-house sales and marketing staff. We also utilize distributors, outside consultants and other complimentary service providers to market our products.  We are continuing to redesign our Internet site and establish linkages to portals and other websites.  This is an on-going effort that will continue to expand in 2009 as we focus on the Internet as a valuable source of information for current and potential customers interested in our products and services.  We also participate in, display and demonstrate our software products at industry trade shows.  Our consulting staff, business partners and other third parties also generate sales leads.  We also communicate with our existing customers in a variety of ways including an annual Customer Conference.

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

Research and development expenses were $1,035,000, $510,000 and $464,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

INTELLECTUAL PROPERTY

We currently have no patents or patent applications pending.  We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights.

BACKLOG

We had no license, maintenance, professional services or ASP backlog of unbilled work as of December 31, 2008.

MAJOR CUSTOMERS

Our product line is in use in over 35 companies.  For the years ended December 31, 2008, 2007 and 2006, we had three, two and three customers who contributed revenues in excess of 10% of our total revenues for the respective years.  One customer generated approximately 15%, 19% and 27% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively.  One other customer generated 17% and 25% of our revenue for the years ended December 31, 2008 and 2007, respectively, and one other customer generated 27% of our revenue for the year ended December 31, 2008.  All of the major customers referred to above, other than the customers in 2006 with 13% and 11% of the revenues, respectively, are units of American International Group, Inc.

EMPLOYEES

We had 48 employees, all of whom were full-time employees, as of December 31, 2008.  None of our employees are represented by a labor union, and we have not experienced any work stoppages.  We believe that relations with our employees are good.

AVAILABLE INFORMATION

We are subject to the reporting requirements of the Exchange Act, and the rules and regulations promulgated thereunder, and accordingly file reports, information statements or other information with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, reports of current events on Form 8-K and proxy or information statements.  The public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Our website address is www.cover-all.com.  We make available, free of charge, through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The information on our website is not incorporated by reference into this report.

ITEM 1A. RISK FACTORS

RISK FACTORS

In addition to the other information described elsewhere in this Annual Report, you should carefully consider the following risk factors, which could materially adversely affect our business, financial condition and results of operations.  The risks described below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

While we were profitable in 2008 and  2007, we incurred losses in 2006 and 2005.  Our earnings are volatile, and we may not be profitable in the future.

We incurred a loss of $1,000,000 in 2006 and $1,434,000 in 2005.  Although we generated net income of approximately $4,556,000 in 2008 and $1,231,000 in 2007, there is no assurance that we will be able to maintain profitability in the future.  Our ability to invest in sales and marketing programs, to expand and upgrade our technology infrastructure and to fund our research and development efforts will depend on existing cash balances and our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.  If we are unable to achieve or maintain profitability in the future, we may be unable to fund our liquidity needs.

We may need additional financing in order to continue to develop our business.

We may need additional financing to continue to fund the research and development of our software products and to expand and grow our business generally.  To the extent that we will be required to fund operating losses, our financial position would deteriorate.  If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to further restrictions on our operations and finances.  Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business, even though these actions might otherwise benefit our business.  As of December 31, 2008, we had a net stockholders’ equity of approximately $7,804,000 and a net working capital of approximately $4,806,000.

We depend on product development in order to remain competitive in our industry.

We are currently investing resources in product development and expect to continue to do so in the future.  Our future success will depend on our ability to continue to enhance our current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving insurance industry requirements and otherwise achieve market acceptance.  We may not be successful in continuing to develop and market, on a timely and cost-effective basis, product enhancements or new products that respond to technological advances by others.  In addition, we have in the past experienced delays in the development, introduction and marketing of new and enhanced products, and we may experience similar delays in the future.  Any failure by us to anticipate or respond adequately to changes in technology and insurance industry preferences, or any significant delays in product development or introduction, would significantly and adversely affect our business, operating results and financial condition.

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

We depend on key personnel.

Our success depends to a significant extent upon a limited number of members of senior management and other key employees, including John W. Roblin, our Chief Executive Officer, Manish D. Shah, our President and Chief Technology Officer, and Maryanne Gallagher, our Executive Vice President and Chief Operating Officer.  We maintain key man life insurance on Mr. Roblin, Mr. Shah and Ms. Gallagher in the amount of $1,000,000 per individual.  The loss of the service of one or more key managers or other key employees could have a significant and adverse effect upon our business, operating results or financial condition.  In addition, we believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel.  Competition for such personnel in the computer software industry is intense.  We may not be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results or financial condition.

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

We depend on existing major customers.

In 2008 and 2007, our software products operations depended primarily on certain existing major customers.  One of these major customers accounted for approximately 15% and 19% of our total revenues in 2008 and 2007, respectively.  One other major customer, accounted for approximately 17% and 25% of our total revenues in 2008 and 2007.  The other customer generated 27% of our total revenues for the year ended December 31, 2008.  All of the major customers referred to above, other than the customers in 2006 with 13% and 11% of the revenues, respectively, are units of American International Group, Inc.  We anticipate that our operations will continue to depend upon the continuing business of our existing customers, particularly the major customers, and the ability to attract new customers.  As a result, the loss of one or more of our existing major customers or our inability to continue to attract new customers could significantly and adversely affect our business, operating results and financial condition.

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

Under the United States Internal Revenue Code, companies that have not been operating profitably are allowed to apply certain of their past losses to offset future taxable income liabilities they may incur once they reach profitability.  These amounts are known as net operating tax loss carryforwards.  At December 31, 2008, we had approximately $21 million of federal net operating tax loss carryforwards expiring at various dates through 2026.  Because of certain provisions of the Tax Reform Act of 1986 related to change of control, however, we may not get the full benefit of these loss carryforwards.  If we are limited from using net operating tax loss carryforwards to offset any of our income, this would increase our taxes owed and reduce our cash for operations.

RISKS RELATED TO OUR COMMON STOCK

Holders of our common stock may have difficulty in selling those shares.

Our common stock is not traded on any securities exchange.  Our common stock is quoted on the Over-the-Counter (OTC) Bulletin Board.  Securities quoted on the OTC Bulletin Board do not enjoy the same liquidity as securities that trade on a securities exchange.  As a result, you may have difficulty in selling shares of our common stock.  In addition, our common stock is a “penny stock” as that term is defined in the Securities Exchange Act of 1934.  Brokers effecting transactions in a “penny stock” are subject to additional customer disclosure and record keeping obligations, including disclosure of the risks associated with low price stocks, stock quote information and broker compensation.  In addition, brokers effecting transactions in a “penny stock” are also subject to additional sales practice requirements under Rule 15g-9 of the Exchange Act including making inquiries into the suitability of “penny stock” investments for each customer or obtaining a prior written agreement for the specific “penny stock” purchase.  Because of these additional obligations, some brokers will not effect transactions in “penny stocks.”

Our stock price has been volatile.

Quarterly operating results have fluctuated and are likely to continue to fluctuate significantly.  The market price of our common stock has been and may continue to be highly volatile.  Factors that are difficult to predict, such as quarterly revenues and operating results, limited trading volumes and overall market performance, will have a significant effect on the price of our common stock.  Revenues and operating results have varied considerably in the past from period to period and are likely to vary considerably in the future.  We plan product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue.  As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

Our shares are subject to dilution as a result of the exercise of our warrants.

An aggregate of 121,429 warrants, expiring in 2011, to purchase such number of shares of our common stock were outstanding as of December 31, 2008 and exercisable at a current exercise price of $0.35 per share.  The current exercise price of these warrants is subject to adjustment if and whenever we issue or sell additional shares of our common stock for less than 95% of the market price on the date of issuance or sale, in which case the exercise price will be reduced to a new exercise price in accordance with the terms of the warrants.  Pursuant to the terms of these warrants, the issuance or sale of additional shares of common stock resulting from the exercise of stock options to be granted in the future to employees or directors pursuant to our existing stock option plans outstanding on the date of the warrant will not trigger any adjustment to the exercise price of the warrants.  The issuance of any additional shares of our common stock as a consequence of the exercise of any of the warrants may result in significant dilution to our stockholders and may depress the market price of our common stock.  Further, if the exercise price of the warrants is adjusted, the additional shares of our common stock that would be issued upon exercise of the warrants as a result of such adjustment may also result in significant dilution to our stockholders.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

Our common stock is quoted on the OTC Bulletin Board.  The quotations below reflect the high and low bid prices for our common stock since January 1, 2007 as reported on the OTC Bulletin Board.  The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2008:	High	Low
4th Quarter	$1.15	$0.65
3rd Quarter	1.20	0.72
2nd Quarter	1.22	0.76
1st Quarter	1.38	0.95

2007:	High	Low
4th Quarter	$1.53	$1.12
3rd Quarter	1.50	1.24
2nd Quarter	1.25	0.92
1st Quarter	1.30	0.66

As of March 16, 2009, there were 505 holders of record of our common stock.  This number does not include beneficial owners who may hold their shares in street name.

On February 17, 2009, we announced that our board of directors declared a special cash dividend in the amount of $0.03 per share on our common stock.  This dividend is payable on or about April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009.  Since 1994, we have not declared or paid any dividends on our common stock.  Our board of directors will review its dividend policy from time to time and will take into account prevailing market conditions and our anticipated uses of cash.  Based on the foregoing, other than the special dividend payable on or about April 7, 2009, we do not anticipate paying any cash dividends in the foreseeable future.

The closing sales price for our common stock on March 16, 2009 was $0.75, as reported by the OTC Bulletin Board.

PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder returns (including reinvestment of dividends) from the period from December 31, 2003 through December 31, 2008 on an investment of $100 in (i) our common stock, (ii) the Russell 2000 Index (an index of small capitalization companies), (iii) the Russell MicroCap Index (an index of microcap companies) and (iv) an index of peer companies selected by us (the “Peer Group”), as described below. You should be aware that historical results are not necessarily indicative of future performance.

We have selected the Russell MicroCap Index for comparative purposes for the fiscal year ended December 31, 2008.  In the past, we used the Russell 2000 Index.  We believe that, given our current size of operations and market capitalization, the Russell MicroCap Index, which measures the performance of stocks in the micro-cap segment of the U.S. equity securities market, provides a better comparison and a more appropriate benchmark against which to measure our stock performance.

The Peer Group consists of Computer Sciences Corporation, Ebix Inc., Pegasystems Inc. and Forgehouse Inc.  TenFold Corp. was removed from the Peer Group because it is no longer a U.S. reporting company, and it was replaced in the Peer Group by Forgehouse Inc.

	December 31,
	2003	2004	2005	2006	2007	2008
Cover-All Technologies Inc.	$100.00	$120.75	$103.77	$149.06	$260.38	$169.81
Russell 2000 Index	$100.00	$118.33	$123.72	$146.44	$144.15	$95.44
Russell MicroCap Index	$100.00	$114.14	$117.07	$136.44	$125.52	$75.59
Peer Group	$100.00	$126.44	$113.65	$120.94	$115.08	$84.66

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial information as of December 31, 2008 and 2007, and for each of the years ended December 31, 2008, 2007 and 2006, have been derived from and should be read in conjunction with our audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.  The selected historical consolidated financial information as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 have been derived from our audited consolidated financial statements which are not included in this report.

Selected Five-Year Consolidated Financial Data

The following is a summary of selected five-year consolidated financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004:

	Year ended December 31,
	2008		2007	2006	2005	2004
Statement of Operations Data:	(in thousands, except per share amounts)
Revenues	$13,467		$9,777	$7,288	$7,255	$9,274
Income (loss) before income tax	2,876		1,231	(1,000)	(1,434)	816
Net income (loss)	4,556	(1)	1,231	(1,000)	(1,434)	767
Net income (loss) per share – basic	0.19		0.06	(0.06)	(0.09)	0.05
Net income (loss) per share – diluted	0.19		0.05	(0.06)	(0.09)	0.04
Cash dividends per share	$—		$—	$—	$—	$—

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$4,686	$11	$132	$296	$144
Working capital (deficiency)	4,806	545	(898)	(237)	900
Total assets	11,039	5,864	3,556	4,677	6,388
Short-term debt	—	262	339	247	220
Long-term debt	—	—	1,708	1,927	2,175
Stockholders’ equity (deficit)	7,804	2,285	(1,024)	(265)	928
____________________
(1)	Net income for the year ended December 31, 2008 included a deferred income tax benefit of $1.7 million as a result of the Company’s reversal of a portion of its Deferred Tax Asset valuation allowance.

Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2008 and 2007:

	2008
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Total revenues	$2,996	$2,510	$4,791	$3,170
Operating income	568	287	1,676	286
Net income	580	292	1,694	1,990
Basic earnings per common share	$0.02	$0.01	$0.07	$0.08
Diluted earnings per common share	$0.02	$0.01	$0.07	$0.08

	2007
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Total revenues	$1,931	$1,939	$1,889	$4,018
Operating income	177	8	9	1,093
Net income	140	3	2	1,086
Basic earnings per common share	$0.01	$0.00	$0.00	$0.05
Diluted earnings per common share	$0.01	$0.00	$0.00	$0.04

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2008 OVERVIEW

We are a supplier of software products for the property and casualty insurance industry, supplying a wide range of professional services that support product customization, conversion from existing systems and data integration with other software or reporting agencies.  We also offer ongoing support services including incorporating recent insurance rate and rule changes in our solutions.  These support services also include analyzing the changes, developments, quality assurance, documentation and distribution of insurance rate and rule changes.

We earn revenue from software contract licenses, service fees from our Application Services Provider (“ASP”), continuing maintenance fees for servicing the product and professional services.  Our ongoing maintenance and support services, usually through five-year minimum customer contracts, generate significant recurring revenue of approximately 25 to 30 cents for every dollar spent on licensing fees.  Total revenue in 2008 increased to $13,467,000 from $9,777,000 in 2007 due to an increase in all revenue categories.

The following is an overview of the key components of our revenue and other important financial data in 2008:

Software Licenses.  We signed one new customer license in 2008.  The increase in license revenue, to $3,802,000 in 2008 from $2,683,000 in 2007, was mainly a result of one new customer license and sales to existing customers in 2008.  In 2008 our growth in license revenue was 42%.

Maintenance.  The increase in maintenance revenue, to $4,151,000 in 2008 from $3,210,000 in 2007, was mainly due to maintenance revenue generated from new customer license sales in 2007 and 2008, additional license sales to existing customers in 2008 and annual contract increases in 2008.

Professional Services.  The increase in professional services revenue, to $3,477,000 in 2008 from $2,316,000 in 2007, was a result of increased demand for new software capabilities and customizations from our current customer base and significant customizations related to new customer license sales in 2007 and 2008.

ASP.  ASP revenue increased to $2,037,000 in 2008 from $1,568,000 in 2007, due primarily to an expanded and extended contractual relationship with two large customers.

Income Before Provision For Income Taxes.  Income before provision for income taxes was $2,876,000 in 2008 compared to $1,231,000 in 2007, primarily due to an increase in all revenue categories and our continuing and ongoing effort to maintain our expenses in line with revenues in 2008.  Our growth in revenue of 38% exceeded our growth in expenses of 24%.

Income Tax Benefit.  We recorded an income tax benefit of $1,680,000 in the fourth quarter of 2008 as a result of our reversal of a portion of our Deferred Tax Asset valuation allowance.

Net Income.  Net income for 2008 increased to $4,556,000 from $1,231,000 in 2007 as a result of an increase in all revenue categories and the reversal of a portion of our Deferred Tax Asset valuation allowance.  Our growth in revenue of 38% exceeded our growth in expenses of 24%.

We continue to face several challenges to growth in 2009 mainly in the marketing and selling of our products and services to new customers, caused by long sales cycles and competition.  In addition, there are risks related to customers’ acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize.  However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers.  Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

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

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2008	2007	2006
Revenues:
License	28.2%	27.4%	18.9%
Maintenance	30.8	32.8	47.6
Professional Services	25.8	23.7	16.1
Applications Service Provider (“ASP”) Services	15.2	16.1	17.4
Total Revenues	100.0	100.0	100.0

Cost of Revenues:
License	13.6	11.7	17.6
Maintenance	18.4	28.6	41.3
Professional Services	11.1	13.1	7.8
ASP Services	9.9	4.8	5.2
Total Cost of Revenues	53.0	58.2	71.9
Direct Margin	47.0	41.8	28.1

Operating Expenses:
Sales and Marketing	6.6	8.2	12.9
General and Administrative	11.6	14.7	20.1
Research and Development	7.7	5.2	6.4
Provision for Doubtful Accounts	0.2	0.5	—
Total Operating Expenses	26.1	28.6	39.4

Operating Income (Loss)	20.9	13.2	(11.3)

Other Expense (Income):
Interest Expense	0.1	0.5	2.3
Interest Expense - Related Party	—	0.1	0.1
Interest Income	(0.2)	—	—
Other Expense	—	—	—
Other Income	(0.3)	—	—
Total Other Expense (Income)	(0.4)	0.6	2.4

Income (Loss) Before Income Taxes	21.3	12.6	(13.7)

Income Tax Benefit (Expense):	12.5	—	—

Net Income (Loss)	33.8%	12.6%	(13.7)%

YEAR ENDED DECEMBER 31, 2008 COMPARED WITH YEAR ENDED DECEMBER 31, 2007

Revenues

Total revenues were $13,467,000 for the year ended December 31, 2008 compared to $9,777,000 for the year ended December 31, 2007, an increase of 38%.  License fees were $3,802,000 for the year ended December 31, 2008 compared to $2,683,000 in 2007, an increase of 42%, as a result of one new customer license sale and sales to existing customers in 2008.  For the year ended December 31, 2008, maintenance revenues were $4,151,000 compared to $3,210,000 of the prior year, due to maintenance revenue generated from new customer license sales in 2007 and 2008, additional license sales to existing customers in 2008 and annual contractual increases in 2008.  Professional services revenue contributed $3,477,000 for the year ended December 31, 2008 compared to $2,316,000 for the year ended December 31, 2007 as a result of increased demand for new software capabilities and customizations from our current customer base and customizations related to new customer license sales in 2007 and 2008.  ASP revenues were $2,037,000 for the year ended December 31, 2008 compared to $1,568,000 for the year ended December 31, 2007 due primarily to an expanded and extended contractual relationship with two large customers.

Cost of sales increased to $7,145,000, for the year ended December 31, 2008 as compared to $5,688,000 for 2007, due to salaries and personnel-related expenses and consulting costs associated with additional staffing needs.  Non-cash capitalized software amortization was $868,000 for the year ended December 31, 2008 as compared to $880,000 in 2007.  We capitalized software development costs of $1,136,000 in 2008 compared to $1,084,000 in 2007.

Expenses

Research and Development.  Research and development expenses increased to $1,035,000 for the year ended December 31, 2008 from $510,000 in 2007, primarily due to the need for our research and development staff to work on various new software capabilities for our new and prospective customers.  We intend to continue to maintain our ongoing effort to enhance the functionality of our products and solutions to remain competitive.

Sales and Marketing.  Sales and marketing expenses increased to $883,000 for the year ended December 31, 2008 from $800,000 in 2007, primarily due to commissions related to the new license sales in 2008 and other personnel related costs.

General and Administrative.  General and administrative expenses were $1,567,000 in 2008 as compared to $1,442,000 in 2007.  The increase in the general and administrative expenses was mainly due to stock-based compensation related to options and restricted stock issued to one of our executives and stock-based compensation to our non-employee directors and bonuses based on 2008 results in 2008.  In 2007, the increase in legal fees was related to a potential acquisition.

Other Income.  We had $40,000 of other income for the year ended December 31, 2008 compared to $0 of other income for the year ended December 31, 2007.  In 2008, other income was related to late fees collected from customers and fees from a third party partnering agreement.

Provision for Doubtful Accounts.  We had $21,000 provision for doubtful accounts in 2008 compared to $51,000 for 2007, due to the closing of one customer in Puerto Rico in 2008.

Income Tax Benefit.  We recorded an income tax benefit of $1,680,000 in the fourth quarter of 2008 as a result of our reversal of a portion of our Deferred Tax Asset valuation allowance, and did not record any income tax benefit in 2007.

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

Other Expense.  We had $0 other expense for the year ended December 31, 2007 compared to $(1,000) for the year ended December 31, 2006.  In 2006, other expense was related to a settlement of late fees related to one customer.

Other Income.  We had $0 of other income for the year ended December 31, 2007 compared to $3,000 of other income for the year ended December 31, 2006.  In 2006, other income was related to late fees collected from customers.

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

At December 31, 2008, we had cash and cash equivalents of $4,686,000 compared to cash and cash equivalents of $11,000 at December 31, 2007.  The increase in cash and cash equivalents is primarily attributable to the increase in all revenue categories in 2008.

Cash Flows

In 2001 and 2002, we raised an aggregate of $2,500,000 in two rounds of debt financing through the sale of our 2008 Debentures and 2009 Debentures.  The 2008 Debentures were issued to two funds managed by RENN Capital Group, Inc., for an aggregate of $1,400,000, and the remainder of the 2008 Debentures were issued to John W. Roblin, our Chairman of the Board and Chief Executive Officer (and who at the time was also our President), who purchased $100,000 principal amount of the 2008 Debentures, and certain other investors, who purchased an aggregate of $300,000 principal amount of the 2008 Debentures.  All of the 2009 Debentures were issued to the RENN funds.  Mr. Russell Cleveland is the President, Chief Executive Officer, sole director and majority shareholder of RENN Capital Group.  Mr. Cleveland was named one of our directors in 2001 after the consummation of the sale of the 2008 Debentures.

In March 2007, the RENN funds elected to convert all of their remaining unpaid principal amount due on their 2008 Debentures and 2009 Debentures, totaling $1,631,601, into shares of our common stock at the conversion rate of $0.30 per share in lieu of receiving such payments in cash.  In June 2007, the remaining holders of the 2008 Debentures elected to convert their monthly principal installments due in 2007, totaling $33,617, into shares of our common stock at the conversion rate of $0.30 per share in lieu of receiving such payments in cash.  In connection with these conversions, we issued to the holders an aggregate of 5,550,725 shares of our common stock.  Of the shares of common stock issued in connection with these conversions, an aggregate of 5,438,670 shares were issued to the RENN funds.  After giving effect to these conversions, as of December 31, 2007, our only outstanding debentures were an aggregate principal amount of $262,265 that remained outstanding on the 2008 Debentures.  Of such outstanding amount, Mr. Roblin held $65,566.  In June 2008, Mr. Roblin and certain other investors elected to convert all of the then-remaining unpaid principal amount due on their 2008 Debentures, totaling $262,265, into an aggregate of 874,217 shares of our common stock at the conversion price of $0.30 per share.  After giving affect to this conversion, as of June 25, 2008, we had no outstanding debentures.

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

In December 31, 2008, we had working capital of $4,806,000 compared to working capital of $545,000 at December 31, 2007.  This increase in our working capital resulted primarily from an increase in all revenue categories in 2008.  Net cash provided from operating activities totaled approximately $5,919,000 in 2008 compared to approximately $907,000 in 2007.  In 2008, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.

In 2008, net cash used for investing activities was approximately $1,360,000 compared to approximately $1,101,000 in 2007.  We expect capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  We use cash to invest in capital and other assets to support our growth.

In 2008, net cash provided from financing activities was approximately $116,000 compared to approximately $73,000 in 2007.  The cash provided from financing activities in 2008 and 2007 consisted of proceeds from the exercise of stock options and warrants.  In 2008, the cash provided from (used for) financing activities included the purchase of treasury stock related to our share repurchase plan.

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

On June 25, 2008, we issued an aggregate of 874,217 shares of our common stock to John Roblin, our Chairman and Chief Executive Officer, and certain other investors in connection with their election to convert an aggregate of $262,265 principal amount of their 2008 Debentures, representing all of their remaining unpaid principal amount due on the debentures, at a conversion price of $0.30 per share.  As of December 31, 2008, we do not have any amounts outstanding on the 2008 Debentures or 2009 Debentures.

On June 18, 2008, the Company announced that the Board of Directors authorized a share buyback plan of up to 1,000,000 shares of the Company’s common stock, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

In 2008, the Company purchased an aggregate of 201,870 shares of the Company’s common stock on the open market at an average purchase price of $0.82 per share for a total purchase price of approximately $164,894.

On February 17, 2009, we announced that our board of directors declared a special cash dividend in the amount of $0.03 per share on our common stock.  This dividend is payable on or about April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009.  The Company also announced that in light of its decision to declare a special cash dividend, the Board of Directors has determined that the Company will suspend its common stock buyback plan until further notice.

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

Net Operating Tax Loss Carryforwards

At December 31, 2008, we had approximately $21,000,000 of federal net operating tax loss carryforwards expiring at various dates through 2026.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating tax loss carryforwards and tax credit carryforwards in periods following an ownership change.  These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period, which is generally a three-year period.  As a result of stock which may be issued by us from time to time or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating tax loss carryforwards could be significantly limited.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at December 31, 2008:

	Payments due by period (in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$1,890	$524	$990	$376	$—
Total	$1,890	$524	$990	$376	$—

We lease one facility in Fairfield, New Jersey, which lease expires at October 31, 2012.  We also lease various telephone and computer equipment.

OFF-BALANCE-SHEET ARRANGEMENTS

During the fiscal year ended December 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

RECENTLY ISSUED ACCOUNTING STANDARDS

Determination of the Useful Life of Intangible Assets:  In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We are currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

Derivative Instruments and Hedging Activities Disclosures:  In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  Statement 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  Statement 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  We are currently evaluating the impact of the pending adoption of Statement 161 on our consolidated financial statements.

Business Combinations:  In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations.”  The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance.  Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We are currently evaluating the impact of the pending adoption of Statement 141(R) on our consolidated financial statements.

Accounting and Reporting of Noncontrolling Interests:  In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings.  Additionally, Statement 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest.  Statement 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We are currently evaluating the impact of the pending adoption of Statement 160 on our consolidated financial statements.

Fair Value Measurements:  In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  We adopted Statement 157 beginning January 1, 2008.  The adoption of Statement 157 did not have a material impact on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities:  In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  We adopted Statement 159 beginning January 1, 2008.  The adoption of Statement 159 did not have a material impact on our consolidated financial statements.

Accounting for Advanced Payments for Future Research and Development:  In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3).”  EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.  EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.  The adoption of EITF 07-3 will not have a material impact on our consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports filed or submitted under the Exchange Act.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control – Integrated Framework”.

Based upon its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based upon those criteria.

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

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 27, 2009, regarding our executive officers:

Name	Age	Position
John W. Roblin	63	Chairman of the Board of Directors and Chief Executive Officer
Manish D. Shah	37	President and Chief Technology Officer
Maryanne Z. Gallagher	47	Executive Vice President and Chief Operating Officer
Ann F. Massey	50	Chief Financial Officer

The biographies of our executive officers are set forth below:

John W. Roblin has served as our Chief Executive Officer since December 1999 and as a director since March 2000.  He was named Chairman of the Board of Directors in February 2001.  He served as our President from December 1999 to November 2008.  Prior to joining us, Mr. Roblin was Chief Information Officer and Senior Vice President for CIGNA Property and Casualty, positions he held since 1998.  From 1994 until 1998, he was Chief Information Officer and Senior Vice President for Advanta Corporation.  Prior to 1994, he was the Chief Information Officer at Chubb & Son, USF&G and Traveler’s Personal Lines Division.

Manish D. Shah has served as a member of our Board and as our President since November 2008 and has served as our Chief Technology Officer since May 2004.  Prior to his promotion to the position of our President, he served as our Executive Vice President since May 2008.  Mr. Shah served as our Director of Technology from December 2002 through May 2004 and served as our technology consultant from September 2000 through December 2001.  He graduated with Honors from the Columbia University Executive MBA Program in May 2008.  Prior to joining us, Mr. Shah held several technology management positions at various companies such as Andersen Consulting, P&O Nedlloyd and Tata Consultancy Services in different industries for over 10 years.

Maryanne Z. Gallagher has served as our Executive Vice President and Chief Operating Officer since May 2008 and February 2001, respectively.  Prior to holding the position of Chief Operating Officer, she served as our Senior Vice President since January 2000.  From November 1998 until December 1999, Ms. Gallagher served as our Vice President - Customer Service.  Ms. Gallagher joined us in 1990 and has held various development and support positions in our Classic division through 1998.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as a part of this report.

	(1)	Financial Statements

Reference is made to the Index to Financial Statements on Page 32 of this report.

	(2)	Financial Statement Schedule

II - Valuation and Qualifying Accounts F-24

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

We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and its subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements and the consolidated financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. and its subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of Cover-All Technologies Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

MSPC Certified Public Accountants and Advisors, A Professional Corporation

New York, New York
March 14, 2009

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

Assets:
Current Assets:
Cash and Cash Equivalents	$4,686,470	$10,914
Accounts Receivable [Less Allowance for Doubtful Accounts of $25,000 in 2008 and 2007]	2,055,815	3,672,421
Prepaid Expenses	334,804	293,396
Deferred Tax Asset	840,000	--

Total Current Assets	7,917,089	3,976,731

Property and Equipment - At Cost:
Furniture, Fixtures and Equipment	623,547	466,622
Less: Accumulated Depreciation	300,164	297,074

Property and Equipment - Net	323,383	169,548

Capitalized Software [Less Accumulated Amortization of $11,049,157 and $10,180,752 in 2008 and 2007, Respectively]	1,848,111	1,580,971

Deferred Financing Costs [Net of Accumulated Amortization of $241,311 and $215,038 in 2008 and 2007, Respectively]	--	26,273

Deferred Tax Asset	840,000	--

Other Assets	110,151	110,151

Total Assets	$11,038,734	$5,863,674

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	$227,007	$579,446
Accrued Liabilities	1,061,065	1,080,136
Deferred Charges	22,503	22,503
Convertible Debentures	--	196,699
Convertible Debentures - Related Party	--	65,566
Unearned Revenue	1,800,485	1,487,545

Total Current Liabilities	3,111,060	3,431,895

Long-Term Liabilities:
Deferred Charges	123,844	146,347

Total Liabilities	3,234,904	3,578,242

Commitments and Contingencies	--	--

Stockholders' Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 24,690,227 and 23,192,302 Shares Issued and 24,488,357 and 23,192,302 Shares Outstanding in 2008 and 2007, Respectively	246,902	231,923

Capital In Excess of Par Value	29,185,646	28,073,659

Accumulated Deficit	(21,463,824)	(26,020,150)

Treasury Stock - At Cost - 201,870 Shares	(164,894)	--

Total Stockholders' Equity	7,803,830	2,285,432

Total Liabilities and Stockholders' Equity	$11,038,734	$5,863,674

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2008	2007	2006

Revenues:
Licenses	$3,802,293	$2,682,840	$1,375,713
Maintenance	4,150,909	3,210,423	3,471,480
Professional Services	3,476,877	2,316,211	1,176,562
Application Service Provider ["ASP"] Services	2,037,180	1,567,843	1,264,740

Total Revenues	13,467,259	9,777,317	7,288,495

Costs of Revenues:
Licenses	1,830,909	1,142,824	1,280,232
Maintenance	2,476,645	2,796,465	3,013,900
Professional Services	1,501,525	1,278,004	570,222
ASP Services	1,335,505	470,781	379,767

Total Costs of Revenues	7,144,584	5,688,074	5,244,121

Direct Margin	6,322,675	4,089,243	2,044,374

Operating Expenses:
Sales and Marketing	883,428	800,322	943,187
General and Administrative	1,567,410	1,441,842	1,461,209
Research and Development	1,035,014	509,629	464,088
Provision for Doubtful Accounts	20,770	50,661	--

Total Operating Expenses	3,506,622	2,802,454	2,868,484

Operating Income [Loss]	2,816,053	1,286,789	(824,110)

Other Expense [Income]:
Interest Expense	9,469	49,782	170,829
Interest Expense - Related Party	2,615	5,579	6,512
Interest Income	(31,952)	(9)	(15)
Other Expense	--	--	1,377
Other Income	(40,405)	--	(2,948)

Total Other Expense [Income]	(60,273)	55,352	175,755

Income [Loss] Before Income Taxes Expense	2,876,326	1,231,437	(999,865)

Income Taxes [Benefit] Expense	(1,680,000)	--	--

Net Income [Loss]	$4,556,326	$1,231,437	$(999,865)

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2008	2007	2006

Basic Earnings [Loss] Per Common Share	$.19	$.06	$(.06)

Diluted Earnings [Loss] Per Common Share	$.19	$.05	$(.06)

Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	23,794,000	21,806,000	16,732,000

Weighted Average Number of Common Shares Outstanding for Diluted Income Earnings Per Common Share [See Note 6]	24,203,000	23,463,000	16,732,000

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity [Deficit]

Balance at January 1, 2006	$190,598	$26,499,240	$(26,251,722)	$(703,000)	$(264,884)

Exercise of 7,500 Stock Options	75	3,900	--	--	3,975
Conversion of $127,254 of Convertible Debt [See Note 10]	4,242	123,012	--	--	127,254
Non-Cash Stock Based Compensation	--	109,055	--	--	109,055
Net [Loss]	--	--	(999,865)	--	(999,865)

Balance at December 31, 2006	194,915	26,735,207	(27,251,587)	(703,000)	(1,024,465)

Exercise of 250,715 Stock Options and Warrants	2,507	70,279	--	--	72,786
Conversion of $1,785,024 of Convertible Debt [See Note 10]	59,501	1,725,523	--	--	1,785,024
Retirement of 2,500,000 Shares of Treasury Stock	(25,000)	(678,000)	--	703,000	--
Non-Cash Stock Based Compensation	--	220,650	--	--	220,650
Net Income	--	--	1,231,437	--	1,231,437

Balance at December 31, 2007	231,923	28,073,659	(26,020,150)	--	2,285,432

Exercise of 540,539 Stock Options	5,405	275,945	--	--	281,350
Grant of 83,169 Shares of Common Stock to Non-Employee Directors	832	83,168	--	--	84,000
Conversion of $62,265 of Convertible Debt [See Note 10]	8,742	253,523	--	--	262,265
Purchase of 201,870 Shares of Treasury Stock	--	--	--	(164,894)	(164,894)
Non-Cash Stock Based Compensation	--	499,351	--	--	499,351
Net Income	--	--	4,556,326	--	4,556,326

Balance at December 31, 2008	$246,902	$29,185,646	$(21,463,824)	$(164,894)	$7,803,830

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2008	2007	2006

Cash Flows from Operating Activities:
Income [Loss] from Continuing Operations	$4,556,326	$1,231,437	$(999,865)
Adjustments to Reconcile Net Income [Loss] to Net
Cash Provided by Operating Activities:
Bad Debt Expense	20,770	50,661	--
Depreciation	70,706	45,770	63,150
Amortization of Capitalized Software	868,405	879,656	1,114,435
Amortization of Deferred Financing Costs	26,273	34,473	34,473
Non-cash Stock Based Compensation	583,351	220,650	109,055
Deferred Tax Expense	(1,680,000)	--	--

Changes in Assets and Liabilities:
[Increase] Decrease in:
Accounts Receivable	1,595,836	(2,367,013)	447,264
Prepaid Expenses	(41,408)	28,976	203,939

Increase [Decrease] in:
Accounts Payable	(352,439)	119,567	(79,010)
Accrued Liabilities	(19,070)	470,625	125,464
Deferred Charges	(22,503)	2,531	7,539
Unearned Revenue	312,940	189,964	(287,975)

Net Cash Provided from Continuing Operating Activities	5,919,187	907,297	738,469

Cash Flows from Investing Activities:
Capital Expenditures	(224,542)	(16,826)	(18,719)
Capitalized Software Expenditures	(1,135,545)	(1,084,190)	(888,037)

Net Cash [Used for] Investing Activities	(1,360,087)	(1,101,016)	(906,756)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options	281,350	72,786	3,975
Purchase of Treasury Stock	(164,894)	--	--

Net Cash Provided [Used for] from Financing Activities	116,456	72,786	3,975

Increase [Decrease] in Cash and Cash Equivalents	4,675,556	(120,933)	(164,312)

Cash and Cash Equivalents - Beginning of Years	10,914	131,847	296,159

Cash and Cash Equivalents - End of Years	$4,686,470	$10,914	$131,847

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$9,469	$49,782	$170,829
Interest - Related Party	$2,615	$5,579	$6,512
Income Taxes	$--	$--	$--

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Non-Cash Financing Activities:

On June 25, 2008, John Roblin, our Chairman and Chief Executive Officer, and certain other investors elected to convert all of the unpaid principal amount due on their 2008 Debentures, totaling $262,265, into an aggregate of 874,217 shares of our common stock at the conversion price of $0.30 per share.  We made an aggregate of $10,000 of interest payments on the debentures during 2008.

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

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.  We place our cash and cash equivalents with high credit quality institutions to limit credit exposure.  We believe no significant concentration of credit risk exists with respect to these investments.  The amount of cash beyond insured amounts at December 31, 2008 and 2007 was approximately $1,818,004 and $14,151, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers principally major insurance companies, who are dispersed across many geographic regions. As of December 31, 2008, three customers accounted for approximately 64% of our trade accounts receivable portfolio two of which were units of American International Group, Inc. which comprised 42% of our trade accounts receivable portfolio at December 31, 2008.  As of December 31, 2007, two customers accounted for approximately 69% of our trade accounts receivable portfolio one of which was a unit of American International Group, Inc. which comprised of 64% of our trade accounts receivable portfolio at December 31, 2007.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, our consolidated financial statements for the year ended December 31, 2005 have not been restated to reflect the impact of SFAS 123R.  For the year ended December 31, 2008, we recognized $583,351 of stock-based compensation in our consolidated financial statements.  For the year ended December 31, 2008, we recognized $583,351 of stock-based compensation expense in our consolidated financial statements.  For the year ended December 31, 2007, we recognized $220,650 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2006, we recognized $109,055 of stock-based compensation expense in our consolidated financial statements. We recognized expense because we had (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006 and (b) stock options and restricted stock granted subsequent to January 1, 2006.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[1] Summary of Significant Accounting Policies [Continued]

Property and Equipment - Furniture, fixtures and equipment are carried at cost.  Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets.  Depreciation expense in 2008, 2007, and 2006 was $70,706, $45,770 and $63,150, respectively.

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

Advertising Expense - We expense advertising costs as incurred.  Advertising expense in 2008, 2007, and 2006 was $79,166, $47,897and $63,198, respectively.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

[1] Summary of Significant Accounting Policies [Continued]

Earnings Per Share [Continued] - The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share].  The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share.  It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.  Equity instruments that may dilute earnings per share in the future are listed in Note 5.

The dilutive effect of convertible debt is reflected in diluted earnings per share by the application of the if-converted method.  The convertible debt could potentially dilute basic earnings per share in future periods.

Deferred Charges - The Company's lease on its premises provides for periodic increases over the lease term.  Pursuant to SFAS No. 13, "Accounting for Leases", the Company records rent expense on a straight-line basis.  The effect of this difference is recorded as deferred charges.

Fair Value of Financial Instruments - Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet.  The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.  In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time.  For certain instruments, including the cash accounts receivable, accounts payable and accrued expenses, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity.  The fair value of property and equipment is estimated to approximate their net book value.

[2] Recently Issued Accounting Standards

Determination of the Useful Life of Intangible Assets - In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142-3, “Goodwill and Other Intangible Assets”. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We are currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

Derivative Instruments and Hedging Activities Disclosures - In Marsh 2308, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  Statement 161 requires disclosure of now and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. Statement 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  We are currently evaluating the impact of the pending adoption of Statement 161 on our consolidated financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5

[2] Recently Issued Accounting Standards [Continued]

Business Combinations - In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations.  The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance.  Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We are currently evaluating the impact of the pending adoption of Statement 141(R) on our consolidated financial statements.

Accounting and Reporting of Non-controlling Interests - In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to non-controlling interests reported as a part or consolidated earnings.  Additionally, Statement 160 revises the accounting for both increases and decreases in a parents' ownership interest.  Statement 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We are currently evaluating the impact of the pending adoption of Statement 160 on our consolidated financial statements.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS 157 beginning January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company's consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements.

Accounting for Advanced Payments for Future Research and Developments - In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.  EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.  The adoption of EITF 07-3 will not have a material impact on our consolidated financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

[3] Commitments, Contingencies and Related Party Transactions

Operating Leases - We lease approximately 20,000 square feet of office space under a lease which expires in October 2012.

Rent expense was $403,507, $389,930, and $412,135 for the years ended December 31, 2008, 2007 and 2006, respectively.

Our future minimum lease commitments under the noncancellable operating leases for rental of our office space in effect at December 31, 2008 were as follows:

Year ending December 31,
2009	$400,560
2010	405,567
2011	430,602
2012	358,835
Thereafter	--

Total	$1,595,564

Employment Contracts - Effective January 1, 2008, we have an employment contract with one of our executives with an expiration date of December 31, 2009.  The aggregate commitment for future salary at December 31, 2008 was approximately $325,000.  The aggregate commitment for future salary at December 31, 2007 was approximately $650,000.  The contract also includes a bonus based on the performance of the Company.  The contract also grants 72,463 stock options and 150,000 shares of restricted stock on the effective date.

We had an employment contract with one of our executives with an expiration date of December 31, 2007.  The aggregate commitment for future salary at December 31, 2006 was approximately $300,000.

[4] Income Taxes

An analysis of the components of the income tax provision is as follows:

	Years ended
	December 31,
	2008	2007	2006
Current:
Federal	$--	$--	$--
State	--	--	--

Totals	--	--	--

Deferred:
Federal	(1,680,000)	--	--
State	--	--	--

Totals	(1,680,000)	--	--

Net Income Taxes Provision	$(1,680,000)	$--	$--

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[4] Income Taxes [Continued]

The income tax for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years ended
	December 31,
	2008	2007	2006

Computed Federal Statutory Tax [Benefit]	$977,951	$418,688	$(340,000)
Valuation Allowance to Reduce Deferred Tax Asset	--	--	340,000
Valuation Allowance Adjustment to Deferred Tax Asset	(1,680,000)	--	--
Tax Benefit of Federal Net Operating Loss Carryforward	(977,951)	(418,688)	--

Actual Tax	$(1,680,000)	$--	$--

The components of the net deferred tax asset and liability were as follows:

	Years ended
	December 31,
	2008	2007

Deferred Tax Assets - Current:
Accounts Receivable Allowance	$10,000	$10,000
Vacation Accrual	17,000	15,000
Net Operating Loss Carryforward	813,000	--
Valuation Allowance	--	(25,000)

Current Deferred Tax Asset	$840,000	$--

Deferred Tax Asset [Liability] - Long-Term:
Net Operating Loss Carryforward	$7,293,000	$8,750,000
Stock Options	--	80,000
Capitalized Software	(739,000)	(630,000)
Depreciation and Amortization	28,000	15,000
Valuation Allowance	(5,742,000)	(8,215,000)

Long-Term Deferred Tax Asset	$840,000	$--

We adjusted our Deferred Tax Asset Valuation Allowance as of December 31, 2008 by decreasing the allowance by $1,680,000.  This amount represents the tax benefit, which is based upon anticipated profitability that we have determined to be more likely than not to be realized in future periods.  The net change during 2008 in the total valuation allowance was $2,498,000.

A 100% valuation allowance had been established due to the uncertainty about the realization of the deferred tax asset in 2007.  The net change during 2007 in the total valuation allowance was $520,000.

At December 31, 2008, we had approximately $21,000,000 of federal net operating tax loss carryforwards expiring at various dates through 2026.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change.  These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period.  As a result of stock which may be issued by us from time to time, and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[5] Stock-Based Compensation

Stock Options

 In June 2005, we adopted the 2005 Stock Incentive Plan (which we amended and restated in 2006 and in 2008 and referred to as the 2005 Plan).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees as consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  Options may be granted as incentive or nonqualified stock options with a term of not more than ten years.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash.  The Plan was amended and restated as of May 9, 2006 in order to clarify the exercise period following termination of employment for Good Cause set forth in Section V(g) of the Plan.  On March 25, 2008, the Plan was further amended and restated in order to make the Company's directors who are not employees of the Company eligible participants under the Plan.  At December 31, 2008 and 2007, an aggregate of 3,552,537 and 3,900,000 shares, respectively, were available for grant under the 2005 Stock Incentive Plan.

On November 15, 1994, we adopted the 1994 Stock Option Plan for Independent Directors.  Options for the purchase of up to 300,000 shares may be granted to our directors who are not employees ["non-employee directors"].  The Plan was amended in June 2000 to increase the aggregate number of shares of common stock available for grant from 300,000 to 750,000.  Each non-employee director who is serving on a "Date of Grant" shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted.  Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994.  For individuals who become non-employee directors after November 15, 1994, such directors' Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date.  Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant.  At December 31, 2008, 2007 and 2006, 750,000, 750,000 and 750,000 shares, respectively, were available for grant under the 1994 Stock Option Plan for Independent Directors.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

Balance, December 31, 2005	2,770,500	$0.23 - 4.00	1.7 Years	$.78

Granted	220,000	0.36 - 0.41	4.6 Years	.41
Exercised	(7,500)	0.53 - 0.53		.53
Canceled	(78,000)	0.27 - 0.61		.44
Expired	(887,000)	0.23 - 4.00		.36

Balance, December 31, 2006	2,018,000	$0.27 - 2.00	1.8 Years	$.93

Granted	880,000	0.79 - 1.40	4.3 Years	1.05
Exercised	(115,000)	0.27 - 0.61		.37
Canceled	--	--		--
Expired	(250,000)	1.25 - 1.25		1.25

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9

[5] Stock-Based Compensation [Continued]

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

Balance, December 31, 2007	2,533,000	$0.34 - 2.00	2.1 Years	$.97

Granted	347,463	0.85 - 1.38	4.5 Years	.96
Exercised	(625,000)	0.34 - 0.60		.52
Canceled	--	--		--
Expired	(758,000)	1.25 - 2.00		1.42

Balance, December 31, 2008	1,497,463	$0.36 - 1.40	3.4 Years	$.92

The options granted during 2008 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value

Exercise Price at Stock Price	347,463	$.96	$.96

The options granted during 2007 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value

Exercise Price at Stock Price	880,000	$1.05	$1.05

The options granted during 2006 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value

Exercise Price at Stock Price	220,000	$.41	$.41

Exercisable options at December 31, 2008, 2007 and 2006 were as follows:

December 31,	Number of Exercisable Options	Weighted-Average Exercise Price

2008	699,152	$.70
2007	1,756,326	$.94
2006	1,773,250	$1.00

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10

[5] Stock-Based Compensation [Continued]

The following table summarizes information about stock options at December 31, 2008:

`	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

$.36 - $ .41	220,000	2.6 Years	$.41	146,652	$.41
$.61 - $ .85	825,000	3.4 Years	$.80	550,000	$.77
$1.16 - $1.40	452,463	3.7 Years	$1.39	2,500	$.86

	1,497,463	3.4 Years	$.92	699,152	$.70

Warrants

There were 121,429 warrants outstanding at December 31, 2008.  The exercise prices for all the warrants issued and outstanding as of December 31, 2008 were equal to or greater than the market price of our stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

Balance, December 31, 2006	257,144	$.22 - .35	2.30 Years	$.29

Exercised	(135,715)	.22 - .35		.23

Balance, December 31, 2007	121,429	$.35 - .35	3.35 Years	$.35

Balance, December 31, 2008	121,429	$.35 - .35	2.35 Years	$.35

Exercisable Warrants at December 31, 2008, 2007 and 2006 were as follows:

December 31,	Number of Exercisable Options	Weighted-Average Exercise Price

2008	121,429	$.35
2007	121,429	$.35
2006	257,144	$.29

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11

[5] Stock-Based Compensation [Continued]

Time-Based Restricted Stock Units

In 2008, we granted 257,500 time-based RSUs vesting on August 5, 2011.

A summary of our time-based RSUs for the years ended December 31, 2008 and 2007 are as follows:

	Shares	Weighted-Average Grant Date Fair Value

Balance, January 1, 2007	--	$--

Granted	125,000	1.40

Vested	--	--

Forfeited or Expired	--	--

Balance, December 31, 2007	125,000	$1.40

	Shares	Weighted- Average Grant Date Fair Value

Granted	257,500	$1.16

Vested	--	--

Forfeited or Expired	--	--

Balance, December 31, 2008	382,500	$1.24

We did not have any time-based RSUs during the year ended December 31, 2006.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12

[5] Stock-Based Compensation [Continued]

For the year ended December 31, 2008, we recognized $583,351 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2007, we recognized $220,650 of stock-based compensation expense in our consolidated financial statements.  For the year ended December 31, 2006, we recognized $109,055 of stock-based compensation expense in out consolidated financial statements

[6] Basic Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ["EPS"] computations.

	2008	2007	2006

Numerator:
Net Income [Loss]	$4,556,326	$1,231,437	$(999,865)
Effect of Dilutive Securities:
Interest Reversal Convertible Debentures [Net of Tax]	--	12,600	--

Numerator for Diluted Earnings [Loss] Per Common Share	$4,556,326	$1,244,037	$(999,865)

Denominator:
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	23,794,000	21,806,000	16,732,000

Effect of Dilutive Securities:
Exercise of Options	329,000	697,000	--
Exercise of Warrants	80,000	86,000	--
Conversion of Convertible Debentures	--	874,000	--

Denominator for Diluted Earnings [Loss] Per Common Share	24,203,000	23,463,000	16,732,000

Basic Earnings [Loss] Per Common Share	$.19	$.06	$(.06)

Diluted Earnings [Loss] Per Common Share	$.19	$.05	$(.06)

Equity instruments that may dilute earnings per share in the future are listed in Note 5.

Options to purchase 577,463 shares of common stock at prices ranging from $1.16 to $1.40 per share were outstanding at December 31, 2008, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

The Company's options and warrants were not included in the computation of EPS at December 31, 2006 because to do so would be antidilutive.  The Company's convertible debt does not affect the EPS calculation at December 31, 2007 and 2006 because it would be antidilutive. The Company had no convertible debt at December 31, 2008.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13

[7] Supplemental Data

Accrued liabilities consist of the following:

	Years ended
	December 31,
	2008	2007

Accrued Bonuses, Payroll, Commissions, Benefits, Temporary Help and Consulting	$781,695	$753,204
Accrued Professional Fees	218,450	251,226
Other	60,920	75,706

Totals	$1,061,065	$1,080,136

[8] Convertible Debentures

In 2001 and 2002, we completed two rounds of debt financing through the sale of 8% convertible debentures due in 2008 ("2008 Debentures") and 2009 ("2009 Debentures"), respectively, to two funds managed by RENN Capital Group, Inc. and certain other investors (including John Roblin, our Chairman of the Board, Chief Executive Officer, and, at the time, our President) with an aggregate principal amount of $2,500,000.  Interest on the unpaid principal amount of the debentures was payable monthly at the rate of 8% per annum.  The 2008 Debentures matured on July 1, 2008 and the 2009 Debentures matured on September 1, 2009, unless the debentures were earlier redeemed by us or the holder or converted into shares of our common stock at the holder’s option at a conversion price of $0.30 per share, subject to adjustment.  We could have redeemed the debentures for cash at 101% of the principal amount, together with accrued and unpaid interest through the redemption date, upon the occurrence of certain events specified in the debentures.  The related financing costs incurred of $187,090 in connection with establishing these debentures were deferred and were amortized over the life of the debt. We were required to repay principal on the 2008 Debentures and 2009 Debentures, since July 1, 2004 and July 1, 2005, respectively, in monthly installments of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of such debentures, and at maturity were required to pay the remaining unpaid principal amount.  In 2004, the holders of the 2008 Debentures elected to convert all of their monthly principal installments due in 2004, totaling $105,335, under such debentures into shares of our common stock at the conversion price of $0.30 per share in lieu of receiving such installment payments in cash.  In connection with this conversion, we issued to the holders of the 2008 Debentures an aggregate of 351,116 shares of our common stock.  We made an aggregate of $198,000 of interest payments on the debentures during 2004.

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

[8] Convertible Debentures [Continued]

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

On June 25, 2008, John Roblin, our Chairman and Chief Executive Officer, and certain other investors elected to convert all of the then-remaining unpaid principal amount due on their 2008 Debentures, totaling $262,265, into an aggregate of 874,217 shares of our common stock at the conversion price of $0.30 per share.  We made an aggregate of $10,000 of interest payments on the debentures during 2008.  After giving effect to this conversion, as of June 25, 2008, we had no outstanding debentures.

[9] 401(k) Plan

After completing a year of service and working 1,000 hours, employees age 21 and over are eligible to participate in our Tax Saver 401(k) Salary Reduction Plan.  Employees can save a percentage of pay on a pre-tax basis to an annual maximum of $15,500 for the year ended December 31, 2008.  We match $.50 for each $1.00 of the first 5% of pay employees elect to defer.  Expenses associated with this plan in 2008, 2007 and 2006 were approximately $76,184, $75,166 and $73,495, respectively.

[10] Stockholders' Equity

During 2008, the holders of the 2008 Debentures elected to convert an aggregate of $262,265 in principal of such debentures, representing the remaining unpaid principal amount due under such debentures, for an aggregate of 874,217 shares of our common stock at the consumer price of $0.30 per share [See Note 8].

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

[10] Stockholders' Equity [Continued]

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

In June 2008, the Board of Directors authorized a share buyback plan of up to 1,000,000 shares of the Company's Common Stock.

In 2008, we purchased an aggregate of 201,870 shares of treasury stock on the open market at an average purchase price of $0.82 per share for a total purchase price of approximately $164,894.

During 2007, we retired 2,500,000 shares of treasury stock that had been previously repurchased for $703,000.

[11] Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  In assessing the fair value of our cash and cash equivalents, trade receivables and accounts payables and accrued expenses, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities.  Management estimates that the carrying amount of our convertible debentures, based on current rates and terms at which we could borrow funds, is approximately $-0- and $300,000 at December 31, 2008 and 2007, respectively.

[12] Major Customers

For the year ended December 31, 2008, sales to three customers amounted to approximately 27%, 17% and 15% of revenues, respectively.

For the year ended December 31, 2007, sales to two customers amounted to approximately 25% and 19% of revenues, respectively.

For the year ended December 31, 2006, sales to three customers amounted to approximately 27%, 13% and 11% of revenues, respectively.

All of the major customers referred to above, other than the customers in 2006 with 13% and 11% of revenues respectively, are units of American International Group, Inc.

[13] Related Party Transactions

In 2008, 2007 and 2006, the Company paid Mark Johnston, member of the Board of Directors, total consulting fees plus expenses related to potential acquisition of approximately $-0-, $-0-, and $37,000, respectively.

[14] Subsequent Event

On February 17, 2009, we announced that our board of directors declared a special cash dividend in the amount of $0.03 per share on our common stock.  This dividend is payable on or about April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009.  Since 1994, we have not declared or paid any dividends on our common stock.  Our board of directors will review its dividend policy from time to time and will take into account prevailing market conditions and our anticipated uses of cash.  Based on foregoing, other than the special dividend payable on or about April 7, 2009, we do not anticipate paying any cash dividends in the foreseeable future.

.   .   .   .   .   .   .   .   .   .

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

Accumulated amortization of capitalized software and software license:

Year Ended December 31, 2008	$10,180,752	$868,405	$--	$11,049,157

Year Ended December 31, 2007	$9,301,096	$879,656	$--	$10,180,752

Year Ended December 31, 2006	$8,186,661	$1,114,435	$--	$9,301,096

Allowance for Doubtful Accounts:

Year Ended December 31, 2008	$25,000	$20,770	$20,770	$25,000

Year Ended December 31, 2007	$25,000	$50,661	$50,661	$25,000

Year Ended December 31, 2006	$25,000	$--	$--	$25,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date: March 30, 2009	By:	/s/ John W. Roblin
John W. Roblin
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John W. Roblin	Chairman of the Board and Chief Executive Officer	March 30, 2009
John W. Roblin	(Principal Executive Officer)

/s/ Ann F. Massey	Chief Financial Officer, Controller and Secretary	March 30, 2009
Ann F. Massey	(Principal Financial Officer and Principal Accounting Officer)

/s/ Manish D. Shah	Director, President and Chief Technology Officer	March 30, 2009
Manish D. Shah

/s/ Russell Cleveland	Director	March 30, 2009
Russell Cleveland

/s/ Earl Gallegos	Director	March 30, 2009
Earl Gallegos

/s/ Mark D. Johnston	Director	March 30, 2009
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

3(g)
By-laws of the Registrant, as amended [incorporated by reference to Exhibit 3(g) to the Registrant’s Amendment No. 1 to Registration Statement on Form S-3 (Commission file No. 0-13124) filed on July 10, 1996].

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

10(c)(19)†	Summary of 2009 Non-Employee Director Compensation dated March 2, 2009 [incorporated by reference to Exhibit 99.1 the Registrant’s Form 8-K (Commission File No. 0-13124) filed on March 2, 2009].

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

10(i)(17)
10(i)(17)Limited Waiver to the Convertible Loan Agreement, dated as of March 31, 2007, by John Roblin and Stuart Sternberg [incorporated by reference to Exhibit 10(i)(17) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 11, 2007].

10(i)(18)
10(i)(18)Limited Waiver to Convertible Loan Agreement, dated as of June 30, 2007, by John Roblin and Stuart Sternberg [incorporated by reference to Exhibit 10(i)(18) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 10, 2007].

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

14	Code of Ethics and Business Conduct [incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 2006].

21	Subsidiaries of the Registrant [incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 11, 1996].

23.1*	Consent of MSPC.

31.1*	Certification of John W. Roblin, Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ann F. Massey, Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

*	Filed herewith.

†	Denotes a management contract or compensatory plan or arrangement.