Form 10-Q
period 2009-03-31
COVER ALL TECHNOLOGIES INC
filed 2009-05-13
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]

Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2009
Common Stock, $.01 par value per share	24,612,786 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I:

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of March 31, 2009 (Unaudited)

and December 31, 2008 (Audited)

3

Consolidated Statements of Operations for the three

months ended March 31, 2009 and 2008 (Unaudited)

5

Consolidated Statements of Cash Flows for the three

months ended March 31, 2009 and 2008 (Unaudited)

6

Notes to Consolidated Financial Statements (Unaudited)

7

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

12

Item 3.

Qualitative and Quantitative Disclosures
About Market Risk

18

Item 4.

Controls and Procedures

18

PART II:

OTHER INFORMATION

Item 1A.

Risk Factors

20

Item 6.

Exhibits

20

SIGNATURES

21

.   .   .   .   .   .   .   .   .   .

PART I:

FINANCIAL INFORMATION

Item 1.

Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets:
Current Assets:
Cash and Cash Equivalents	$ 5,188,175	$ 4,686,470
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000 in 2009 and 2008)	1,652,644	2,055,815
Prepaid Expenses	466,455	334,804
Deferred Tax Asset	840,000	840,000
Total Current Assets	8,147,274	7,917,089
Property and Equipment – At Cost:
Furniture, Fixtures and Equipment	623,547	623,547
Less: Accumulated Depreciation	(320,932)	(300,164)
Property and Equipment – Net	302,615	323,383
Capitalized Software (Less Accumulated Amortization of $11,296,261 and $11,049,157, respectively)	1,718,095	1,848,111
Deferred Tax Asset	840,000	840,000
Other Assets	110,151	110,151
Total Assets	$ 11,118,135	$ 11,038,734

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$ 372,170	$ 227,007
Accrued Expenses Payable	551,183	1,061,065
Dividend Payable	744,440	—
Deferred Charges	22,503	22,503
Unearned Revenue	1,733,301	1,800,485
Total Current Liabilities	3,423,597	3,111,060
Long-Term Liabilities:
Deferred Charges	118,218	123,844
Total Long-Term Liabilities	118,218	123,844
Total Liabilities	3,541,815	3,234,904
Commitments and Contingencies	—	—
Stockholders’ Equity: Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 24,786,656 and 24,690,227 Shares Issued and 24,584,786 and 24,488,357 Shares Outstanding, Respectively	247,866	246,902
Paid-In Capital	29,266,711	29,185,646
Accumulated Deficit	(21,773,363)	(21,463,824)
Treasury Stock – At Cost – 201,870 Shares	(164,894)	(164,894)
Total Stockholders’ Equity	7,576,320	7,803,830
Total Liabilities and Stockholders’ Equity	$ 11,118,135	$ 11,038,734

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2009	2008
Revenues:
Licenses	$ 222,978	$ 698,500
Maintenance	1,245,004	988,843
Professional Services	1,095,948	855,430
Applications Service Provider (“ASP”) Services	490,724	453,635
Total Revenues	3,054,654	2,996,408
Cost of Revenues:
Licenses	259,330	278,495
Maintenance	572,400	454,585
Professional Services	526,351	381,742
ASP Services	392,851	308,176
Total Cost of Revenues	1,750,932	1,422,998
Direct Margin	1,303,722	1,573,410
Operating Expenses:
Sales and Marketing	214,102	234,327
General and Administrative	462,406	555,849
Research and Development	212,404	215,628
Total Operating Expenses	888,912	1,005,804
Operating Income	414,810	567,606
Other Income (Expense):
Interest Expense	—	(4,532)
Interest Expense – Related Party	—	(1,308)
Interest Income	3,972	2
Other Income	16,119	18,190
Total Other Income (Expense)	20,091	12,352
Income Before Income Taxes	434,901	579,958
Income Taxes	—	—
Net Income	$ 434,901	$ 579,958
Basic Earnings Per Common Share	$ 0.02	$ 0.02
Diluted Earnings Per Common Share	$ 0.02	$ 0.02
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	24,565,000	23,362,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	24,844,000	24,873,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2009	2008
Cash Flows Provided From Operating Activities:
Net Income	$ 434,901	$ 579,958
Adjustments to Reconcile Net Income to
Net Cash Provided From Operating Activities:
Depreciation	20,769	12,353
Amortization of Capitalized Software	247,104	222,730
Amortization of Deferred Financing Costs	—	8,618
Noncash Stock-Based Compensation	74,529	270,874
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	403,171	904,656
Prepaid Expenses	(131,651)	(113,111)
Increase (Decrease) in:
Accounts Payable	145,163	(285,672)
Accrued Liabilities	(509,883)	(427,045)
Deferred Charges	(5,626)	(5,626)
Unearned Revenue	(67,184)	89,417
Net Cash Provided From Operating Activities	611,293	1,257,152

Cash Flows Used For Investing Activities:
Capital Expenditures	—	(65,201)
Capitalized Software Expenditures	(117,088)	(187,352)
Net Cash Used For Investing Activities	(117,088)	(252,553)

Cash Flows Provided From Financing Activities:
Proceeds from Exercise of Stock Options and Warrants	7,500	23,800
Net Cash Provided From Financing Activities	7,500	23,800

Change in Cash and Cash Equivalents	501,705	1,028,399
Cash and Cash Equivalents – Beginning of Period	4,686,470	10,914
Cash and Cash Equivalents – End of Period	$ 5,188,175	$ 1,039,313

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$ —	$ 4,532
Interest – Related Party	—	1,308
Income Taxes	—	—

Supplemental Disclosure of Non-Cash Operating and Financing Activities

On February 17, 2009, the Company declared a special cash dividend in the amount of $0.03 per share on its common stock.  This dividend was payable on or about April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[1]  General

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008.  While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report.  The financial statements include on a consolidated basis the results of its subsidiary.  All material intercompany transactions and balances have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2009, and the results of their operations for the three month periods ended March 31, 2009 and 2008, and their cash flows for the three month periods ended March 31, 2009 and 2008.  Such adjustments are of a normal and recurring nature.  The results of operations for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for a full year.

[2]  Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	For the three months ended March 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$ 434,901	24,564,548	$ 0.02
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	218,806	—
Exercise of Warrants	—	61,111	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Conversions	$ 434,901	24,844,465	$ 0.02

Options to purchase 859,963 shares of common stock at prices ranging from $1.00 to $1.40 per share were outstanding at March 31, 2009, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$ 579,958	23,361,759	$ 0.02
Interest Reversal Convertible Debentures (Net of Tax)	3,147	—	—
Effect of Dilutive Securities:
Exercise of Options	—	554,054	—
Exercise of Warrants	—	83,141	—
Conversion of Convertible Debentures	—	874,217	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Conversions	$ 583,105	24,873,171	$ 0.02

Options to purchase 380,000 shares of common stock at prices ranging from $1.13 to $1.40 per share were outstanding at March 31, 2008, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

[3]  Stock Option and Stock Purchase Plans

Stock Options

The Company adopted SFAS 123R.  In the three months ended March 31, 2009 and 2008, we recognized $75,000 and $271,000, respectively, stock-based compensation expense in our consolidated financial statements.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes-Merton pricing model.  SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced.

In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  In March 2008, the 2005 Plan was amended and restated in order to make the Company’s directors who are not employees of the Company eligible participants under the 2005 Plan.  Options may be granted as incentive or nonqualified stock options with a term of not more than ten years.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of com mon stock or other securities and cash.  At March 31, 2009, 3,202,537 shares were available for grant under the 2005 Plan.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dates of Grant are November 15, 1994, 1999, 2004 and 2009 for non-employee directors serving on November 15, 1994.  For individuals who become non-employee directors after November 15, 1994, such directors’ Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date.  Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant.  At March 31, 2009, 750,000 shares were available for grant under the 1994 Stock Option Plan for Independent Directors.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2008	1,497,463	$ 0.36 – 1.40	3.4 years	$ 0.92
Granted	300,000	$ 1.00	4.92 years	1.00
Balance, March 31, 2009	1,797,463	$ 0.36 – 1.40	3.5 years	$ 0.93

Of the stock options outstanding, an aggregate of 771,615 are currently exercisable.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Warrants

There were an aggregate of 100,000 warrants outstanding at March 31, 2009.  The exercise prices for all the warrants issued and outstanding as of March 31, 2009 were equal to or greater than the market price of our common stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2008	121,429	$0.35	2.35 years	$0.35
Exercised	(21,429)	0.35	—	0.35
Balance, March 31, 2009	100,000	$0.35	2.10 years	$0.35

Time-Based Restricted Stock Units

A summary of our time-based restricted stock units, or RSUs, for the three months ended March 31, 2009 is as follows:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2009	382,500	$ 1.24
Vested	(150,000)	1.38
Forfeited or Expired	(17,500)	1.40
Balance, March 31, 2009	215,000	$ 1.13

[4]  Income Taxes

At December 31, 2008, the Company had a net operating tax loss carryforward of approximately $21,000,000 expiring through December 31, 2026.  The deferred tax asset related to this amount has been offset by a valuation allowance.  The anticipated use of net operating loss carryforwards to offset current taxable income resulted in a decrease in that allowance of approximately $174,000.

 [5]  Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets:  In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We adopted FSP FAS 142-3 and its adoption did not have a material impact on our consolidated financial statements.

Derivative Instruments and Hedging Activities Disclosures:  In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  Statement 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  Statement 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  We adopted Statement 161 and its adoption did not have a material impact on our consolidated financial statements.

Business Combinations:  In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations.”  The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance.  Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We adopted Statement 141(R) and its adoption did not have a material impact on our consolidated financial statements.

Accounting and Reporting of Noncontrolling Interests:  In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings.  Additionally, Statement 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest.  Statement 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We adopted Statement 160 and its adopt ion did not have a material impact on our consolidated financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[6]  Dividend

On February 17, 2009, the Company declared a special cash dividend in the amount of $0.03 per share on its common stock.  This dividend was payable on or about April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements.  In addition to other factors and matters discussed elsewhere in this report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2009, and other periodic reports filed, these risks, uncertainties and contingency include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing dev elopment of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services.  Total revenue for the three months ended March 31, 2009 increased to $3,055,000 from $2,996,000 for the three months ended March 31, 2008, due to an increase in revenues from maintenance, professional services and ASP services.

The following is an overview of the key components of our revenue and other important financial data for the three months ended March 31, 2009:

Software Licenses.  Our license revenue in the three months ended March 31, 2009 of $223,000 was from existing customers who chose to renew, add onto or extend their use of our software.  For the three months ended March 31, 2008, we generated $698,000 in license revenue.  Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Maintenance.  Maintenance revenue was $1,245,000 in the three months ended March 31, 2009 compared to $989,000 in the same period in 2008.  The increase in the first three months of 2009 was mainly due to the annual renewal of existing customers’ maintenance and maintenance from new customer contracts signed in 2008.  Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services.  The increase in professional services revenue, from $855,000 in the three months ended March 31, 2008 to $1,096,000 in the same period of 2009, was a result of increased demand for new software capabilities and customizations from our current customer base.

ASP Services.  ASP services revenue was $491,000 in the first three months of 2009 compared to $454,000 in the same period in 2008, due to expanded and extended contractual relationships with two large customers.

Income before Provision for Income Taxes.  Income before provision for income taxes was $435,000 in the three months ended March 31, 2009 compared to $580,000 in the same period of 2008, as a result of an increase in maintenance, professional services and ASP revenue offset by a decrease in capitalized software. We concentrated

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

our efforts in the three months ended March 31, 2009 on implementing our new worker’s compensation product and will resume capitalization efforts in the remaining months of 2009.

Net Income.  Net income for the three months ended March 31, 2009 decreased to $435,000 from $580,000 in the same period of 2008, as a result of an increase in maintenance, professional services and ASP revenue offset by a decrease in capitalized software. We concentrated our efforts in the three months ended March 31, 2009 on implementing our new worker’s compensation product and will resume capitalization efforts in the remaining months of 2009.

Cash Flow.  We generated $611,000 in positive cash flow from operations in the first three months of 2009 and ended the period with $5,188,000 in cash and cash equivalents and $1,653,000 in accounts receivable.

We continue to face competition for growth in 2009 mainly in the marketing and selling of our products and services to new customers, caused by a number of factors, including long sales cycles and general economic and business conditions.  In addition, there are risks related to customers’ acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize.  However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers.  Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2009	2008
Revenues:
License	7.3%	23.3%
Maintenance	40.8	33.0
Professional Services	35.9	28.5
Applications Service Provider (“ASP”) Services	16.0	15.2
Total Revenues	100.0	100.0
Cost of Revenues:
License	8.5	9.3
Maintenance	18.7	15.2
Professional Services	17.2	12.7
ASP Services	12.9	10.3
Total Cost of Revenues	57.3	47.5
Direct Margin	42.7	52.5
Operating Expenses:
Sales and Marketing	7.0	7.8
General and Administrative	15.1	18.6
Research and Development	7.0	7.2
Total Operating Expenses	29.1	33.6
Operating Income	13.6	18.9
Other Expense (Income):
Interest Expense	—	0.2
Interest Income	(0.1)	—
Other Income	(0.5)	(0.6)
Total Other Expense (Income)	(0.6)	(0.4)
Income Before Income Taxes	14.2	19.3
Income Taxes	—	—
Net Income	14.2%	19.3%

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total revenues for the three months ended March 31, 2009 were $3,055,000 as compared to $2,996,000 for the same period in 2008.  License fees were $223,000 for the three months ended March 31, 2009 as compared to $698,000 in the same period in 2008, as a result of a new customer sale in 2008 and no new customer sales in 2009.  For the three months ended March 31, 2009, maintenance revenues were $1,245,000 as compared to $989,000 in the same period of the prior year primarily due to the annual renewals from our existing customers and the new customer contracts signed in 2008.  For the three months ended March 31, 2009, ASP revenues were $491,000 as compared to $454,000 in the same period for the prior year, due to expanded and extended contractual relationships with two customers.  Professional services revenue contributed $1,096,000 in the three months ended March 31, 2009 as compared to $855,000 in the first quart er of 2008 as a result of increased demand for new software capabilities and customizations from our current customer base.

Cost of sales increased to $1,751,000 for the three months ended March 31, 2009 as compared to $1,423,000 for the same period in 2008 due to a reduction in capitalized software in the three months ended March 31, 2009 and concentration of our efforts on implementation of our new workers’ compensation product.  We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our continually increasing demand.  Non-cash capitalized software amortization was $247,000 for the three months ended March 31, 2009 as compared to $223,000 for the same period in 2008.  The Company capitalized $117,000 of software development costs in the first three months of 2009 as compared to $187,000 in the same period in 2008.

Research and development expenses decreased slightly to $212,000 for the three months ended March 31, 2009 as compared to $216,000 for the same period in 2008, primarily as a result of our efforts to develop new capability to better service our customers and concentration of our efforts in the three months ended March 31, 2009 on implementing a new workers’ compensation product.  We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $214,000 for the three months ended March 31, 2009 as compared to $234,000 in the same period of 2008.  This decrease in 2009 was primarily due to a decrease in our marketing and sales personnel related costs and commissions.

General and administrative expenses were $462,000 in the three months ended March 31, 2009 as compared to $556,000 in the same period in 2008.  This decrease in 2009 was mainly due to decreased stock-based compensation related to options and restricted stock issued to one of our executives and stock-based compensation to our non-employee directors in 2008.

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

At March 31, 2009, we had cash and cash equivalents of $5,188,000 compared to cash and cash equivalents of $1,039,000 at March 31, 2008.  The increase in cash and cash equivalents is primarily attributable to the increase

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

in our revenues from maintenance, professional services and ASP services in the three months ended March 31, 2009 and new customer contracts signed in 2007 and 2008.

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

At March 31, 2009, we had working capital of approximately $4,724,000 compared to working capital of approximately $1,405,000 at March 31, 2008.  This increase in our working capital resulted primarily from an increase in our revenues from maintenance, professional services and ASP services from existing customers and new customer contracts in 2007 and 2008 that generated significant cash in the later part of 2008. For the three months ended March 31, 2009, net cash provided from operating activities totaled approximately $611,000 compared to approximately $1,257,000 for the three months ended March 31, 2008.  In 2009, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income, plus non-cash expense and changes in working capital.  The Company had a significant increase in its accounts receivable in 2008 due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

For the three months ended March 31, 2009, net cash used for investing activities was approximately $117,000 as compared to approximately $253,000 for the three months ended March 31, 2008.  The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  For the three months ended March 31, 2009, net cash provided from financing activities was approximately $7,500 compared to approximately $24,000 for the three months ended March 31, 2008.  The cash provided from financing activities in 2009 consisted of proceeds from the exercise of warrants.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

On February 17, 2009, we announced that our board of directors declared a special cash dividend in the amount of $0.03 per share on our common stock.  This dividend was payable on or about April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009. The Company also announced that in light of its decision to declare a special cash dividend, the board of directors determined that the Company will suspend its common stock buyback plan until further notice.

We prepare monthly cash flow projections on a rolling twelve-month basis based on a detailed review of anticipated receipts and revenue from licenses, maintenance, ASP and professional services.  We also perform a detailed review of our disbursements, including fixed costs, variable costs, legal costs, payroll costs and other specific payments, on a rolling twelve-month basis.

We believe that our current cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs for at least the next twelve months.  We do not anticipate any material changes in our sources of and needs for capital.  Our ability to fund our working capital needs, address planned capital expenditures will depend on our ability to generate cash in the future.  We anticipate generating future working capital through sales to new customers and continued sales and services to our existing customers.

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

•

We experience competition in our industry and continuing technological changes.

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

Net Operating Loss Carryforwards

At December 31, 2008, we had approximately $21,000,000 of federal net operating tax loss carryforwards expiring at various dates through 2026.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change.  These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period.  As a result of stock which may be issued by us from time to time, including the stock which may be issued relating to a potential merger or acquisition or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

During the three months ended March 31, 2009 and 2008, there were no changes in the Deferred Tax Asset Valuation Allowance.

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

Our revenues are recognized in accordance with SOP 97-2, “Software Revenue Recognition,” as amended.   Revenue from the sale of software licenses is predominately related to the sale of standardized software and is recognized when these software modules are delivered and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable.  Revenue from software maintenance contracts and ASP services is recognized ratably over the life of the contract.  Revenue from professional consulting services is recognized when the service is provided.

Amounts invoiced to our customers in excess of currently recognizable revenues are recorded as deferred revenues.  The timing and amounts invoiced to customers can vary significantly from recognized revenues depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

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

Valuation of Capitalized Software

Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established.  Once technological feasibility is established, we capitalize costs to produce the finished software products.  Capitalization ceases when the product is available for general release to customers.  Costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility for that particular enhancement has been established.  Amortization is calculated on a product-by-product basis as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product.  At each balance sheet date, the unamortized capitalized costs of each computer software product is compared to the net realizable value of that product.  If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off.  The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and deploying of that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

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

Item 4.

Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms, and include controls and procedures designed to ensure tha t information required to be disclosed by us in such reports is accumulated and communicated to our

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * * * * * *

Statements in this Form 10-Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks which may cause the Company’s actual results in future periods to differ materially from expected results.  Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.  Those and other risks are described in the Company’s filings with the SEC over the last 12 months, including our Form 10-K filed with the SEC on March 30, 2009, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II:

OTHER INFORMATION

Item 1A.

Risk Factors.

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, have not materially changed.

Item 6.

Exhibits.

Exhibit
No.	Description
31.1	Chief Executive Officer Certification pursuant to Section 13a-15(e) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Section 13a-15(e) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date:  May 13, 2009

By:

 /s/ John W. Roblin

John W. Roblin, Chairman of the Board of Directors and Chief Executive Officer

Date:  May 13, 2009

By:  /s/ Ann F. Massey

Ann F. Massey, Chief Financial Officer