Form 10-Q
period 2009-06-30
COVER ALL TECHNOLOGIES INC
filed 2009-08-13
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2009
Common Stock, $.01 par value per share	24,612,786 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of June 30, 2009 (Unaudited)
and December 31, 2008 (Audited)	3
Consolidated Statements of Operations for the three and six
months ended June 30, 2009 and 2008 (Unaudited)	5
Consolidated Statements of Cash Flows for the six
months ended June 30, 2009 and 2008 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures
About Market Risk	19
Item 4.	Controls and Procedures	19

PART II:	OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	25

SIGNATURES	26

. . . . . . . . . .

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$ 4,392,761	$ 4,686,470
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000 in 2009 and 2008)	1,699,429	2,055,815
Prepaid Expenses	467,097	334,804
Deferred Tax Asset	840,000	840,000
Total Current Assets	7,399,287	7,917,089
Property and Equipment – At Cost:
Furniture, Fixtures and Equipment	623,547	623,547
Less: Accumulated Depreciation	(338,851)	(300,164)
Property and Equipment – Net	284,696	323,383
Capitalized Software (Less Accumulated Amortization of $11,536,419 and $11,049,157, respectively)	1,778,142	1,848,111
Deferred Tax Asset	840,000	840,000
Other Assets	110,151	110,151
Total Assets	$ 10,412,276	$ 11,038,734

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$ 318,738	$ 227,007
Accrued Expenses Payable	331,605	1,061,065
Deferred Charges	22,503	22,503
Unearned Revenue	1,750,002	1,800,485
Total Current Liabilities	2,422,848	3,111,060
Long-Term Liabilities:
Deferred Charges	112,592	123,844
Total Liabilities	2,535,440	3,234,904
Commitments and Contingencies	—	—
Stockholders’ Equity: Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 24,786,656 and 24,690,227 Shares Issued and 24,584,786 and 24,488,357 Shares Outstanding, Respectively	247,866	246,902
Paid-in Capital	29,367,295	29,185,646
Accumulated Deficit	(21,573,431)	(21,463,824)
Treasury Stock – At Cost – 201,870 Shares	(164,894)	(164,894)
Total Stockholders’ Equity	7,876,836	7,803,830
Total Liabilities and Stockholders’ Equity	$ 10,412,276	$ 11,038,734

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Licenses	$ 83,415	$ 170,899	$ 306,393	$ 869,399
Maintenance	1,252,475	958,672	2,497,479	1,947,515
Professional Services	890,619	828,886	1,986,567	1,684,316
Applications Service Provider (“ASP”) Services	512,964	551,959	1,003,688	1,005,594
Total Revenues	2,739,473	2,510,416	5,794,127	5,506,824
Cost of Revenues:
Licenses	232,990	258,386	492,320	536,881
Maintenance	624,155	620,302	1,196,555	1,074,887
Professional Services	412,171	359,581	938,522	741,323
ASP Services	379,782	244,791	772,633	552,967
Total Cost of Revenues	1,649,098	1,483,060	3,400,030	2,906,058
Direct Margin	1,090,375	1,027,356	2,394,097	2,600,766
Operating Expenses:
Sales and Marketing	222,421	156,998	436,523	391,325
General and Administrative	467,145	417,161	929,551	973,010
Research and Development	226,010	166,583	438,414	382,211
Total Operating Expenses	915,576	740,742	1,804,488	1,746,546
Operating Income	174,799	286,614	589,609	854,220
Other Income (Expense):
Interest Expense	—	(4,531)	—	(9,063)
Interest Expense – Related Party	—	(1,308)	—	(2,616)
Interest Income	1,895	3,041	5,867	3,043
Other Income	17,181	8,419	33,300	26,609
Total Other Income (Expense)	19,076	5,621	39,167	17,973
Income Before Income Taxes	193,875	292,235	628,776	872,193
Income Taxes	—	—	—	—
Net Income	$ 193,875	$ 292,235	$ 628,776	$ 872,193
Basic Earnings Per Common Share	$ 0.01	$ 0.01	$ 0.03	$ 0.04
Diluted Earnings Per Common Share	$ 0.01	$ 0.01	$ 0.03	$ 0.04
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	24,585,000	23,520,000	24,565,000	23,441,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	25,010,000	24,085,000	24,915,000	24,043,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2009	2008
Cash Flows Provided From Operating Activities:
Net Income	$ 628,776	$ 872,193
Adjustments to Reconcile Net Income to
Net Cash Provided From Operating Activities:
Depreciation	38,687	30,374
Amortization of Capitalized Software	487,262	445,918
Amortization of Deferred Financing Costs	—	26,273
Amortization of Stock-based Compensation	175,113	354,248
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	356,386	1,856,920
Prepaid Expenses	(132,293)	(52,929)
Increase (Decrease) in:
Accounts Payable	91,731	(448,853)
Accrued Liabilities	(729,460)	(543,845)
Deferred Charges	(11,252)	(11,251)
Unearned Revenue	(50,483)	(53,031)
Net Cash Provided From Operating Activities	854,467	2,476,017

Cash Flows [Used For] Investing Activities:
Capital Expenditures	—	(209,851)
Capitalized Software Expenditures	(417,293)	(533,975)
Net Cash (Used For) Investing Activities	(417,293)	(743,826)

Cash Flows [Used For] Provided From Financing Activities:
Dividends Paid to Common Stockholders	(738,383)	—
Proceeds From Exercise of Stock Options and Warrants	7,500	26,800
Net Cash (Used For) Provided From Financing Activities	(730,883)	26,800

Change in Cash and Cash Equivalents	(293,709)	1,758,991
Cash and Cash Equivalents – Beginning of Period	4,686,470	10,914
Cash and Cash Equivalents – End of Period	$ 4,392,761	$ 1,769,905

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$ —	$ 9,063
Interest – Related Party	—	2,616
Income Taxes	—	—

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2009, and the results of their operations for the three and six month periods ended June 30, 2009 and 2008, and their cash flows for the six month periods ended June 30, 2009 and 2008. Such adjustments are of a normal and recurring nature. The results of operations for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for a full year.

Unless otherwise disclosed in the notes to the consolidated financial statement, the estimated fair value of financial assets and liabilities approximates carrying value. Subsequent events have been evaluated through the filing date (August 14, 2009) of these unaudited condensed consolidated financial statements.

[2] Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	For the three months ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$ 193,875	24,584,786	$ 0.01
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	359,264	—
Exercise of Warrants	—	66,346	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Conversions	$ 193,875	25,010,396	$ 0.01

Options and restricted stock to purchase an aggregate of 609,963 shares of our common stock at prices ranging from $1.05 to $1.46 per share were outstanding at June 30, 2009, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

	For the six months ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$ 628,776	24,564,548	$ 0.03
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	286,186	—
Exercise of Warrants	—	63,918	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Conversions	$ 628,776	24,914,652	$ 0.03

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Options and restricted stock to purchase an aggregate of 609,963 shares of our common stock at prices ranging from $1.05 to $1.46 per share were outstanding at June 30, 2009, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

	For the three months ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$ 292,235	23,519,647	$ 0.01
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	485,643	—
Exercise of Warrants	—	79,350	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Conversions	$ 292,235	24,084,640	$ 0.01

Options to purchase an aggregate of 380,000 shares of our common stock at prices ranging from $1.16 to $1.40 per share were outstanding at June 30, 2008, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

	For the six months ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$ 872,193	23,440,703	$ 0.04
Effect of Dilutive Securities:
Exercise of Options	—	521,462	—
Exercise of Warrants	—	81,335	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Conversions	$ 872,193	24,043,500	$ 0.04

Options to purchase an aggregate of 380,000 shares of our common stock at prices ranging from $1.16 to $1.40 per share were outstanding at June 30, 2008, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

[3] Stock Option and Stock Purchase Plans

Stock Options

The Company adopted SFAS No. 123R. In the three and six months ended June 30, 2009, we recognized $100,000 and $175,000, respectively, of stock-based compensation expense in our consolidated financial statements.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes-Merton pricing model. SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees as consultants at an exercise or grant price determined by the Board of Directors on the date of grant. In March 2008, the 2005 Plan was amended and restated in order to make the Company’s independent directors eligible participants under the 2005 Plan. Either incentive or nonqualified stock options with a term of not more than ten years may be granted. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At June 30, 2009, an aggregate of 3,202,537 shares were available for grant under the 2005 Plan.

In November 1994, we adopted the 1994 Stock Option Plan for Independent Directors. The Plan was subsequently amended in June 2000 to increase the aggregate number of shares of common stock available for grant to 750,000. Each non-employee director who is serving on a “Date of Grant” shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted. Dates of Grant are November 15, 1994, 1999, 2004 and 2009 for non-employee directors serving on November 15, 1994. For individuals who become non-employee directors after November 15, 1994, such directors’ Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date. Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant. At June 30, 2009, an aggregate of 750,000 shares were available for grant under the 1994 Stock Option Plan for Independent Directors.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2008	1,497,463	$0.36 – 1.40	3.4 years	$ 0.92
Granted	350,000	1.00 – 1.05	4.7 years	1.01
Exercised	—	—	—	—
Canceled	—	—	—	—
Expired	—	—	—	—
Balance, June 30, 2009	1,847,463	$0.36 – 1.40	3.3 years	$ 0.94

Of the stock options outstanding, an aggregate of 774,949 are currently exercisable.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Warrants

There were an aggregate of 100,000 warrants outstanding at June 30, 2009. The exercise prices for all the warrants issued and outstanding as of June 30, 2009 were equal to or greater than the market price of our common stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2008	121,429	$0.35	2.35 years	$ 0.35
Exercised	(21,429)	0.35	—	0.35
Balance, June 30, 2009	100,000	$0.35	1.85 years	$ 0.35

Time-Based Restricted Stock Units

A summary of our time-based restricted stock units, or RSUs, for the three months ended June 30, 2009 is as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2009	382,500	$ 1.24
Vested	(150,000)	1.38
Forfeited	(17,500)	1.40
Balance, June 30, 2009	215,000	$ 1.13

[4] Income Taxes

At December 31, 2008, the Company had a net operating tax loss carry forward of approximately $21,000,000 expiring at various dates through December 31, 2026. The deferred tax asset related to this amount has been partially offset by a valuation allowance. The valuation allowance reduces the value of the tax asset to the amount which management believes will be used prior to expiration. Increases in the anticipated use of net operating loss carryforwards to offset future taxable income resulted in a decrease in that allowance of approximately $78,000 and $252,000 during the three and six months ended June 30, 2009, respectively, and approximately $117,000 and $349,000 during the three and six months ended June 30, 2008, respectively.

[5] Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. We adopted SFAS 165 and its adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Vlaue of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amended APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim periods ending after June 15, 2009. We adopted FSP No. FAS 107-1 and APB 28-1 and its adoption did not a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FAS amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to imporove the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP des not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP No. FAS 115-2 and FAS 124-2 and its adoption did not have a material impact on our consolidated financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[6] Dividend

On February 17, 2009, the Company declared a special cash dividend in the amount of $0.03 per share on its common stock. This dividend was paid on April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009. This dividend was recorded as an increase of the accumulated deficit.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements. In addition to other factors and matters discussed elsewhere in this report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2009 and other periodic reports filed, these risks, uncertainties and contingency include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, service fees from our Application Service Provider (“ASP”), continuing maintenance fees for servicing the product and professional services. Total revenue for the three and six months ended June 30, 2009 increased to $2,739,000 and $5,794,000, from $2,510,000 and $5,507,000, respectively, for the three and six months ended June 30, 2008, mainly due to an increase in maintenance revenue, professional services revenue offset by a decrease in license and ASP revenue for the three months ended June 30, 2009 and the six months ended June 30, 2009.

The following is an overview of the key components of our revenue and other important financial data for the three and six months ended June 30, 2009:

Software Licenses. Our license revenue in the three and six months ended June 30, 2009 of $83,000 and $306,000, respectively, was from existing customers who chose to renew, add onto or extend their use of our software. For the three and six months ended June 30, 2008, we generated $171,000 and $869,000, respectively, in license revenue. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

Maintenance. Maintenance revenue was $1,253,000 and $2,498,000, respectively, in the three and six months ended June 30, 2009 compared to $959,000 and $1,948,000, respectively, in the same periods in 2008. Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services. The increase in professional services revenue, from $829,000 and $1,684,000, respectively, in the three and six months ended June 30, 2008, to $890,000 and $1,986,000, respectively, in the same periods of 2009, was a result of increased demand for new software capabilities and customizations from our current customer base.

ASP Services. ASP services revenue was $513,000 and $1,004,000, respectively, in the first three and six months of 2009 compared to $552,000 and $1,006,000, respectively, in the same periods in 2008, due to an expanded and extended contractual relationship with two large customers.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Income before Provision for Income Taxes. Income before provision for income taxes was $194,000 and $629,000, respectively, in the three and six months ended June 30, 2009 compared to $292,000 and $872,000, respectively, in the same periods of 2008 primarily due to an increase in maintenance and professional services revenue offset by a decrease in license and ASP revenue and our continuing and ongoing effort to maintain our expenses in line with our revenues for the six months ended June 30, 2009.

Net Income. Net income for the three and six months ended June 30, 2009 increased to $194,000 and $629,000, respectively, from $292,000 and $872,000, respectively, in the same periods of 2008 as a result of an increase in maintenance and professional services revenue offset by a decrease in license and ASP revenue and our continuing and ongoing effort to maintain our expenses in line with our revenues for the six months ended June 30, 2009.

Cash Flow. We generated $854,000 in positive cash flow from operations in the first six months of 2009 and ended the period with $4,393,000 in cash and cash equivalents and $1,699,000 in accounts receivable.

We continue to face challenges to growth in 2009 mainly in the marketing and selling of our products and services to new customers, caused by a number of factors, including long sales cycles and general economic and business conditions. In addition, there are risks related to customers’ acceptance and implementation delays, which could affect the timing and amount of license revenue we are able to recognize. However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers. Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
License	3.1%	6.8%	5.3%	15.8%
Maintenance	45.7	38.2	43.1	35.4
Professional Services	32.5	33.0	34.3	30.6
ASP Services	18.7	22.0	17.3	18.2
Total Revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
License	8.5	10.3	8.5	9.7
Maintenance	22.8	24.7	20.7	19.5
Professional Services	15.0	14.3	16.2	13.6
ASP Services	13.9	9.8	13.3	10.0
Total Cost of Revenues	60.2	59.1	58.7	52.8
Direct Margin	39.8	40.9	41.3	47.2

Operating Expenses:
Sales and Marketing	8.1	6.3	7.5	7.1

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

General and Administrative	17.1	16.6	16.0	17.7
Research and Development	8.2	6.6	7.6	6.9
Total Operating Expenses	33.4	29.5	31.1	31.7
Operating Income	6.4	11.4	10.2	15.5

Other (Expense) Income:
Interest Expense	0.1	(0.1)	0.1	(0.2)
Other Income	0.6	0.3	0.6	0.5
Total Other (Expense) Income	0.7	0.2	0.7	0.3
Income Before Income Taxes	7.1	11.6	10.9	15.8

Income Taxes (Benefit)	—	—	—	—

Net Income	7.1%	11.6%	10.9%	15.8%

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Total revenues for the three months ended June 30, 2009 were $2,739,000 compared to $2,510,000 for the same period in 2008. License fees were $83,000 for the three months ended June 30, 2009 compared to $171,000 in the same period in 2008 as a result of fewer new sales to existing customers in 2009. For the three months ended June 30, 2009, maintenance revenues were $1,253,000 compared to $959,000 in the same period of the prior year primarily due to annual renewals from existing customers and the one new customer contract signed in 2009. For the three months ended June 30, 2009, ASP revenues were $513,000 compared to $552,000 in the same period for the prior year, due to an expanded and extended contractual relationship with two customers. Professional services revenue contributed $890,000 in the three months ended June 30, 2009 compared to $829,000 in the second quarter of 2008, as a result of increased demand for new software capabilities and customizations from our current customer base.

For the six months ended June 30, 2009, total revenues were $5,794,000 compared to $5,507,000 in the same period of the prior year.

Cost of sales increased to $1,649,000 and $3,400,000, respectively, for the three and six months ended June 30, 2009 compared to $1,483,000 and $2,906,000, respectively, for the same periods in 2008, due to personnel-related costs. We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand. Non-cash capitalized software amortization was $240,000 and $487,000, respectively, for the three and six months ended June 30, 2009 as compared to $223,000 and $446,000, respectively, for the same periods in 2008. We capitalized $300,000 and $417,000, respectively, of software development costs in the three and six months ended June 30, 2009 as compared to $347,000 and $534,000, respectively, in the same periods in 2008.

Research and development expenses increased to $226,000 and $438,000, respectively, for the three and six months ended June 30, 2009 as compared to $167,000 and $382,000, respectively, for the same periods in 2008, primarily as a result of our efforts to develop new capability to better service our customers. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $222,000 and $437,000, respectively, for the three and six months ended June 30, 2009 as compared to $157,000 and $391,000, respectively, in the same periods of 2008. This increase in 2009 was primarily due to an addition in our marketing and sales staff, resulting in an increase in personnel-related costs.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

General and administrative expenses increased to $467,000 and $930,000, respectively, in the three and six months ended June 30, 2009 as compared to $417,000 and $973,000, respectively, in the same periods in 2008. This increase in 2009 was mainly due to stock-based compensation related to options and warrants issued to one of our executives and stock-based compensation to our non-employee directors.

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

At June 30, 2009, we had cash and cash equivalents of approximately $4,393,000 compared to cash and cash equivalents of approximately $4,806,000 at December 31, 2008. The decrease in cash and cash equivalents is primarily attributable to the payment of a dividend in the six months ended June 30, 2009.

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

At June 30, 2009, we had working capital of approximately $4,976,000 compared to a working capital of approximately $1,808,000 at June 30, 2008. This increase in our working capital resulted primarily from an increase in maintenance and professional services revenue and our continuing and ongoing effort to maintain our costs in line with our revenues. For the six months ended June 30, 2009, net cash provided from operating activities totaled approximately $854,000 compared to approximately $2,476,000 for the six months ended June 30, 2008. In 2009, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital. The Company had a significant increase in its accounts receivable in 2008 due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

For the six months ended June 30, 2009, net cash used for investing activities was approximately $417,000 compared to approximately $744,000 for the six months ended June 30, 2008. The Company expects capital

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

expenditures and capital software expenditures to continue to be funded by cash generated from operations. For the six months ended June 30, 2009, net cash (used for) provided from financing activities was approximately $(731,000) compared to approximately $27,000 for the six months ended June 30, 2008. The cash (used for) provided from financing activities in 2009 consisted of dividends paid to common stockholders and proceeds from the exercise of stock options and warrants.

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

On February 17, 2009, we announced that our board of directors declared a special cash dividend in the amount of $0.03 per share on our common stock. This dividend was paid on April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009. The Company also announced that in light of its decision to declare a special cash dividend, the board of directors determined that the Company will suspend its common stock buyback plan until further notice.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

Net Operating Loss Carryforwards

At December 31, 2008, we had approximately $21,000,000 of federal net operating tax loss carryforwards expiring at various dates through 2026. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time, including the stock which may be issued relating to a potential merger or acquisition, or as the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

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

Revenue Recognition

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * * * * * *

Statements in this Form 10-Q other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause the Company’s actual results in future periods to differ materially from expected results. Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control. Those and other risks are described in the Company’s filings with the SEC over the last 12 months, including our Form 10-K filed with the SEC on March 30, 2009, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II:	OTHER INFORMATION
Item 1A.	Risk Factors.

In addition to the other information described elsewhere in this Quarterly Report, you should carefully consider the following risk factors, which could materially adversely affect our business, financial condition and results of operations.  The risks described below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and results of operations.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

We depend on existing major customers, and the loss of one or more of which could have a material adverse effect on our results of operations and financial condition.

In 2008 and 2007, our software products operations depended primarily on certain existing major customers. One of these major customers, a unit of AIG, accounted for approximately 15% and 19% of our total revenues in 2008 and 2007, respectively. One other major customer, a second unit of AIG, accounted for approximately 17% and 25% of our total revenues in 2008 and 2007, respectively. The other customer, a third unit of AIG, generated 27% of our total revenues for the year ended December 31, 2008. Two other customers, neither of which are units of AIG, generated approximately 13% and 11% of our revenues in 2006. We anticipate that our operations will continue to depend upon the continuing business of our existing customers, particularly the major customers, and the ability to attract new customers. Our contractual arrangements with these units of AIG, however, do not obligate any of them to continue to purchase from us any additional software license or professional services. Each of the three units of AIG has the obligation to continue to purchase our support services (which include our ASP services) during the applicable contractual term with such unit. The term with respect to our contractual arrangement to provide these services to the first of the AIG units referred to above will expire on March 31, 2010 and, unless the parties mutually agree otherwise, is subject to renewal or non-renewal seven months prior to the expiration date. The term with respect to our contractual arrangement to provide these services to the remaining two units of AIG will expire on September 30, 2012 and will automatically renew for successive one-year terms unless a party delivers a written notice of non-renewal to the other party at least 180 days prior to the expiration of the then current term. For the year ended December 31, 2008, the revenues we generated from such continuing support services (including our ASP services) for the three units of AIG represented approximately 12%, 4% and 2%, respectively, of our total revenues, and the total revenues we generated from the three units of AIG represented approximately 15%, 17% and 27%, respectively. The loss of one or more of our existing major customers or our

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

inability to continue to attract new customers could significantly and adversely affect our business, operating results and financial condition.

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

Our stock price has been volatile.

Quarterly operating results have fluctuated and are likely to continue to fluctuate significantly. The market price of our common stock has been and may continue to be highly volatile. Factors that are difficult to predict, such as quarterly revenues and operating results, limited trading volumes and overall market performance, will have a significant effect on the price of our common stock. Revenues and operating results have varied considerably in the past from period to period and are likely to vary considerably in the future. We plan product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

Our shares are subject to dilution as a result of the exercise of our warrants.

An aggregate of 100,000 warrants, expiring in 2011, to purchase such number of shares of our common stock were outstanding as of March 31, 2009 and exercisable at a current exercise price of $0.35 per share. The current exercise price of these warrants is subject to adjustment if and whenever we issue or sell additional shares of our common stock for less than 95% of the market price on the date of issuance or sale, in which case the exercise price will be reduced to a new exercise price in accordance with the terms of the warrants. Pursuant to the terms of these warrants, the issuance or sale of additional shares of common stock resulting from the exercise of stock options to be granted in the future to employees or directors pursuant to our existing stock option plans outstanding on the date of the warrant will not trigger any adjustment to the exercise price of the warrants. The issuance of any additional shares of our common stock as a consequence of the exercise of any of the warrants may result in significant dilution to our stockholders and may depress the market price of our common stock. Further, if the exercise price of the warrants is adjusted, the additional shares of our common stock that would be issued upon exercise of the warrants as a result of such adjustment may also result in significant dilution to our stockholders.

Provisions of our certificate of incorporation, as amended, and by-laws and Delaware law might discourage, delay or prevent a change of control of or changes in our management and, as a result, depress the trading price of our common stock.

Our certificate of incorporation, as amended (the “Certificate of Incorporation”), and by-laws contain provisions that could discourage, delay or prevent a change in control or changes in our management that our stockholders may deem advantageous. These provisions:

•	require super-majority voting to amend some provisions in our Certificate of Incorporation and by-laws;
•	establish a staggered board of directors;
•	limit the ability of our stockholders to call special meetings of stockholders;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that the board of directors is expressly authorized to make, alter or repeal our by-laws; and
•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which, subject to some exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

We may not pay any cash dividends on our common stock.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Declaration and payment of any dividend on our common stock is subject to the discretion of our board of directors. The timing and amount of dividend payments will be dependent upon factors such as our earnings, financial condition, cash requirements and availability, and restrictions in our credit facilities. While we have historically paid a cash dividend, the payment of dividends is not guaranteed or assured. Accordingly, it is likely that investors may have to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of our Stockholders was held on June 4, 2009. At that meeting, our stockholders elected one director, John W. Roblin, to serve for a term of three years and until his successor is duly elected and qualified. In addition, the stockholders approved the ratification of the appointment of MSPC, as independent auditors for the fiscal year ending December 31, 2009.

The results of the voting are as follows:

Proposal 1 – Election of a Class of Directors

Director	Votes For	Votes Withheld

John W. Roblin	15,163,417	48,977

Proposal 2 – Ratification of Appointment of MSPC as Independent Auditors

Votes For	Votes Against	Votes Withheld

15,418,694	2,380	30,615

Item 6.	Exhibits.
Exhibit
No.	Description

10(k)

Client Services Addendum, effective as of January 1, 2005, between the Registrant and AIG Technogies, Inc. [incorporated by reference to Exhibit 10(k) to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (Commission File No. 333-156397) filed on August 6, 2009.]

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

_________________________

* Filed herewith.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date: August 14, 2009                                                          By: /s/ John W. Roblin

John W. Roblin, Chairman of the Board of Directors and Chief Executive Officer

Date: August 14, 2009                                                          By: /s/ Ann F. Massey

Ann F. Massey, Chief Financial Officer