Form 10-Q
period 2009-09-30
COVER ALL TECHNOLOGIES INC
filed 2009-11-13
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2009
Common Stock, $.01 par value per share	24,622,786 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II:	OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

SIGNATURES	23

.   .   .   .   .   .   .   .   .   .

PART I:                 FINANCIAL INFORMATION

Item 1.                 Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$3,739,048	$4,686,470
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	1,985,127	2,055,815
Prepaid Expenses	666,120	334,804
Deferred Tax Asset	840,000	840,000
Total Current Assets	7,230,295	7,917,089
Property and Equipment – At Cost:
Furniture, Fixtures and Equipment	623,547	623,547
Less: Accumulated Depreciation	355,659	300,164
Property and Equipment – Net	267,888	323,383
Capitalized Software (Less Accumulated Amortization of $11,762,724 and $11,049,157, respectively)	2,063,482	1,848,111
Deferred Tax Asset	840,000	840,000
Other Assets	110,920	110,151
Total Assets	$10,512,585	$11,038,734

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$154,760	$227,007
Accrued Expenses Payable	427,400	1,061,065
Deferred Charges	22,503	22,503
Unearned Revenue	1,789,218	1,800,485
Total Current Liabilities	2,393,881	3,111,060
Long-Term Liabilities:
Deferred Charges	106,966	123,844
Total Liabilities	2,500,847	3,234,904
Commitments and Contingencies	—	—
Stockholders’ Equity: Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 24,796,656 and 24,690,227 Shares Issued and 24,594,786 and 24,488,357 Shares Outstanding, Respectively	247,967	246,902
Paid-in Capital	29,481,249	29,185,646
Accumulated Deficit	(21,552,584)	(21,463,824)
Treasury Stock – At Cost – 201,870 Shares	(164,894)	(164,894)
Total Stockholders’ Equity	8,011,738	7,803,830
Total Liabilities and Stockholders’ Equity	$10,512,585	$11,038,734

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Licenses	$177,887	$2,551,197	$484,280	$3,520,596
Maintenance	1,242,784	1,088,629	3,740,263	3,036,143
Professional Services	599,341	634,919	2,585,908	2,219,236
Applications Service Provider (“ASP”) Services	530,616	515,764	1,534,304	1,521,358
Total Revenues	2,550,628	4,790,509	8,344,755	10,297,333
Cost of Revenues:
Licenses	229,192	810,447	721,512	1,347,328
Maintenance	625,058	694,208	1,821,613	1,763,290
Professional Services	307,960	319,607	1,246,482	960,930
ASP Services	391,968	391,604	1,164,601	950,377
Total Cost of Revenues	1,554,178	2,215,866	4,954,208	5,021,925
Direct Margin	996,450	2,574,643	3,390,547	5,275,408
Operating Expenses:
Sales and Marketing	252,018	130,238	688,541	572,963
General and Administrative	449,909	399,482	1,371,435	1,415,756
Research and Development	231,449	346,838	669,863	729,049
Total Operating Expenses	933,376	876,558	2,729,839	2,717,768
Operating Income	63,074	1,698,085	660,708	2,557,640
Other Income (Expense):
Interest Expense	—	(406)	—	(9,469)
Interest Expense – Related Party	—	—	—	(2,616)
Interest Income	216	12,067	6,084	15,111
Other Income	9,018	6,165	42,318	32,773
Total Other Income (Expense)	9,234	17,826	48,402	35,799
Income Before Income Taxes	72,308	1,715,911	709,110	2,593,439
Income Taxes	51,461	22,032	59,486	27,367
Net Income	$20,847	$1,693,879	$649,624	$2,566,072
Basic Earnings Per Common Share	$0.00	$0.07	$0.03	$0.11
Diluted Earnings Per Common Share	$0.00	$0.07	$0.03	$0.11
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	24,588,000	24,431,000	24,579,000	23,684,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	25,163,000	25,119,000	25,005,000	24,342,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2009	2008
Cash Flows Provided From Operating Activities:
Net Income	$649,624	$2,566,072
Adjustments to Reconcile Net Income to
Net Cash Provided From Operating Activities:
Depreciation	55,495	48,314
Amortization of Capitalized Software	713,567	682,349
Amortization of Deferred Financing Costs	—	26,273
Amortization of Stock-based Compensation	276,667	581,209
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	70,688	1,557,691
Prepaid Expenses	(331,316)	(60,479)
Other Assets	(769)	—
Increase (Decrease) in:
Accounts Payable	(72,247)	(361,067)
Accrued Liabilities	(633,665)	211,380
Deferred Charges	(16,878)	(16,877)
Unearned Revenue	(11,267)	110,370
Net Cash Provided From Operating Activities	699,899	5,345,235

Cash Flows Used For Investing Activities:
Capital Expenditures	—	(224,542)
Capitalized Software Expenditures	(928,938)	(908,511)
Net Cash Used For Investing Activities	(928,938)	(1,133,053)

Cash Flows Used For Financing Activities:
Dividends Paid to Common Stockholders	(738,383)	—
Proceeds From Exercise of Stock Options, Restricted Stock and Warrants	20,000	26,800
Purchase of Treasury Stock	—	(164,894)
Net Cash Used For Financing Activities	(718,383)	(138,094)

Change in Cash and Cash Equivalents	(947,422)	4,074,088
Cash and Cash Equivalents – Beginning of Period	4,686,470	10,914
Cash and Cash Equivalents – End of Period	$3,739,048	$4,085,002

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$—	$9,469
Interest – Related Party	—	2,616
Income Taxes	59,486	27,367

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2009, and the results of their operations for the three and nine month periods ended September 30, 2009 and 2008, and their cash flows for the nine month periods ended September 30, 2009 and 2008.  Such adjustments are of a normal and recurring nature.  The results of operations for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for a full year.

Unless otherwise disclosed in the notes to these consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value.  Subsequent events have been evaluated through the filing date (November 13, 2009) of these consolidated financial statements.

 [2]  Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	For the three months ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$20,847	24,587,721	$0.00
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	504,530	—
Exercise of Warrants	—	70,339	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Conversions	$20,847	25,162,590	$0.00

Options and restricted stock to purchase an aggregate of 554,963 shares of our common stock at prices ranging from $1.38 to $1.40 per share were outstanding at September 30, 2009, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the nine months ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$649,624	24,579,103	$0.03
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	359,264	—
Exercise of Warrants	—	66,346	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Conversions	$649,624	25,004,713	$0.03

Options and restricted stock to purchase an aggregate of 609,963 shares of our common stock at prices ranging from $1.05 to $1.40 per share were outstanding at September 30, 2009, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[3]  Stock Option and Stock Purchase Plans

Stock Options

The Company adopted  FASB Accounting Standards Codification (the “ASC”) 718, “Accounting for Stock Options and Other Stock Based Compensation.”  In the three and nine months ended September 30, 2009, we recognized $102,000 and $277,000, respectively, of stock-based compensation expense in our consolidated financial statements.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes-Merton pricing model.  ASC 718 requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced.

In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  In March 2008, the 2005 Plan was amended and restated in order to make the Company’s independent directors eligible participants under the 2005 Plan.  Either incentive or nonqualified stock options with a term of not more than ten years may be granted.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash.  At September 30, 2009, an aggregate of 3,202,537 shares were available for grant under the 2005 Plan.

In November 1994, we adopted the 1994 Stock Option Plan for Independent Directors.  The Plan was subsequently amended in June 2000 to increase the aggregate number of shares of common stock available for grant to 750,000.  Each non-employee director who is serving on a “Date of Grant” shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted.  Dates of Grant are November 15, 1994, 1999, 2004 and 2009 for non-employee directors serving on November 15, 1994.  For individuals who become non-employee directors after November 15, 1994, such directors’ Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date.  Options are exercisable in full 6 months after the applicable date of grant and expire 5 years after the date of grant.  At September 30, 2009, an aggregate of 750,000 shares were available for grant under the 1994 Stock Option Plan for Independent Directors.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2008	1,497,463	$0.36 – 1.40	3.4 years	$0.92
Granted	350,000	1.00 – 1.05	4.4 years	1.01
Exercised	—	—	—	—
Canceled	—	—	—	—
Expired	—	—	—	—
Balance, September 30, 2009	1,847,463	$0.36 – 1.40	3.0 years	$0.94

Of the stock options outstanding, an aggregate of 927,949 are currently exercisable.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Warrants

There were an aggregate of 100,000 warrants outstanding at September 30, 2009.  The exercise prices for all the warrants issued and outstanding as of September 30, 2009 were equal to or greater than the market price of our common stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2008	121,429	$0.35	2.35 years	$0.35
Exercised	(21,429)	0.35	—	0.35
Balance, September 30, 2009	100,000	$0.35	1.61 years	$0.35

Time-Based Restricted Stock Units

A summary of our time-based restricted stock units, or RSUs, for the three months ended September 30, 2009 is as follows:
	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, December 31, 2008	382,500	$1.24
Vested	(150,000)	1.38
Forfeited	(17,500)	1.40
Balance, September 30, 2009	215,000	$1.13

[4]  Income Taxes

At December 31, 2008, the Company had a net operating tax loss carryforward of approximately $21,000,000 expiring at various dates through December 31, 2026.  The deferred tax asset related to this amount has been partially offset by a valuation allowance.  The valuation allowance reduces the value of the tax asset to the amount which management believes will be used prior to expiration.  Increases in the anticipated use of net operating loss carryforwards to offset future taxable income resulted in a decrease in that allowance of approximately $8,000 and $260,000 during the three and nine months ended September 30, 2009, respectively, and approximately $678,000 and $1,026,000 during the three and nine months ended September 30, 2008, respectively.

[5]  Recent Accounting Pronouncements

 On July 1, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards were superseded.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, we adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 will be included in our financial statements beginning with the financial statements for the year-ended December 31, 2009.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to our accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income  to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for us on January 1, 2009 and did not have a significant impact on our financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on our financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for us on January 1, 2009 and did not have a significant impact on our financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Corporation adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for our financial statements beginning October 1, 2009 and is not expected to have a significant impact on our financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for our financial statements for periods ending after June 15, 2009 and did not have a significant impact on our financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on our financial statements.

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

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements.  In addition to other factors and matters discussed elsewhere in this report on Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 30, 2009, our Form 10-Q for the fiscal quarter ended June 30, 2009 filed with the SEC on August 13, 2009 and other periodic reports filed, these risks, uncertainties and contingency include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, service fees from our Application Service Provider (“ASP”) operations, continuing maintenance fees for servicing previously sold products and professional services.  Total revenue for the three and nine months ended September 30, 2009 decreased to $2,551,000 and $8,345,000, from $4,791,000 and $10,297,000, respectively, for the three and nine months ended September 30, 2008, mainly due to a decrease in license fee revenues partially offset by an increase in maintenance and ASP revenue for the three months ended September 30, 2009 and the nine months ended September 30, 2009.

The following is an overview of the key components of our revenue and other important financial data for the three and nine months ended September 30, 2009:

Software Licenses.  Our license revenue in the three and nine months ended September 30, 2009 of $178,000 and $484,000, respectively, was from existing customers who chose to renew licenses, add permission for additional users on existing licenses or to extend their use of our software.  For the three and nine months ended September 30, 2008, we generated $2,551,000 and $3,521,000, respectively, in license revenue.  Our new software license revenue is affected by the strength of the general economy, business conditions in the insurance industry and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Maintenance.  Maintenance revenue was $1,243,000 and $3,740,000, respectively, in the three and nine months ended September 30, 2009 compared to $1,089,000 and $3,036,000, respectively, in the same periods in 2008.  Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the incremental increase in maintenance associated with new license sales and annual price increases.

Professional Services. Professional services revenue was $599,000 and $2,586,000, respectively, in the three and nine months ended September 30, 2009 compared to $635,000 and $2,219,000, respectively, in the same periods in 2008, as a result of increased demand for new software capabilities and customization from our current customer base during the nine months ended September 30, 2009.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

ASP Services.  ASP services revenue was $531,000 and $1,534,000, respectively, in the first three and nine months of 2009 compared to $516,000 and $1,521,000, respectively, in the same periods in 2008, due to an expanded and extended contractual relationship with two large customers.

Income before Provision for Income Taxes.  Income before provision for income taxes was $72,000 and $709,000, respectively, in the three and nine months ended September 30, 2009 compared to $1,716,000 and $2,593,000, respectively, in the same periods of 2008 primarily due to a decrease in license revenue partially offset by an increase in maintenance and ASP revenue and our ongoing effort to maintain our expenses in line with our revenues for the nine months ended September 30, 2009.

Net Income.  Net income for the three and nine months ended September 30, 2009 decreased to $21,000 and $650,000, respectively, from $1,694,000 and $2,566,000, respectively, in the same periods of 2008 as a result of a decrease in license revenue partially offset by an increase in maintenance and ASP revenue and our continuing and ongoing effort to maintain our expenses in line with our revenues for the nine months ended September 30, 2009.

Cash Flow.  We generated $700,000 in positive cash flow from operations in the first nine months of 2009 and ended the period with $3,739,000 in cash and cash equivalents and $1,985,000 in accounts receivable.

We continue to face challenges to growth in 2009 mainly in the marketing and selling of our products and services to new customers. These challenges are caused by a number of factors, including the long sales cycles for new licenses, general economic conditions and business conditions within the insurance industry.  In addition, there are risks related to delays in customers’ acceptance and implementation of our software, which could affect the timing and amount of license revenue we are able to recognize.  However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
License	7.0%	53.2%	5.8%	34.2%
Maintenance	48.7	22.7	44.8	29.5
Professional Services	23.5	13.3	31.0	21.5
ASP Services	20.8	10.8	18.4	14.8
Total Revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
License	8.9	16.8	8.6	13.2
Maintenance	24.5	14.5	21.8	17.1
Professional Services	12.1	6.7	14.9	9.3
ASP Services	15.4	8.2	14.1	9.2
Total Cost of Revenues	60.9	46.2	59.4	48.8
Direct Margin	39.1	53.8	40.6	51.2

Operating Expenses:
Sales and Marketing	9.9	2.7	8.3	5.5

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

General and Administrative	17.6	8.4	16.5	13.7
Research and Development	9.2	7.2	7.9	7.1
Total Operating Expenses	36.7	18.3	32.7	26.3
Operating Income	2.4	35.5	7.9	24.9

Other (Expense) Income:
Interest Expense	—	0.3	0.1	—
Other Income	0.4	0.1	0.5	0.3
Total Other (Expense) Income	0.4	0.4	0.6	0.3
Income Before Income Taxes	2.8	35.9	8.5	25.2

Income Taxes (Benefit)	2.0	0.5	0.7	0.3

Net Income	0.8%	35.4%	7.8%	24.9%

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Total revenues for the three months ended September 30, 2009 were $2,551,000 compared to $4,791,000 for the same period in 2008.  License fees were $178,000 for the three months ended September 30, 2009 compared to $2,551,000 in the same period in 2008 as a result of fewer new sales to existing customers in 2009.  For the three months ended September 30, 2009, maintenance revenues were $1,243,000 compared to $1,089,000 in the same period of the prior year primarily due to annual renewals from existing customers and the one new customer contract signed in 2008.  For the three months ended September 30, 2009, ASP revenues were $531,000 compared to $516,000 in the same period for the prior year, due to an expanded and extended contractual relationship with two customers.  Professional services revenue contributed $599,000 in the three months ended September 30, 2009 compared to $635,000 in the third quarter of 2008, as a result of decreased demand for new software capabilities and customizations from our current customer base.

For the nine months ended September 30, 2009, total revenues were $8,345,000 compared to $10,297,000 in the same period of the prior year.

Cost of sales decreased to $1,554,000 and $4,954,000, respectively, for the three and nine months ended September 30, 2009 compared to $2,216,000 and $5,022,000, respectively, for the same periods in 2008. We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand. Non-cash capitalized software amortization was $227,000 and $714,000, respectively, for the three and nine months ended September 30, 2009 as compared to $236,000 and $682,000, respectively, for the same periods in 2008.  We capitalized $512,000 and $929,000, respectively, of software development costs in the three and nine months ended September 30, 2009 as compared to $375,000 and $909,000, respectively, in the same periods in 2008.

Research and development expenses decreased to $231,000 and $670,000, respectively, for the three and nine months ended September 30, 2009 as compared to $347,000 and $729,000, respectively, for the same periods in 2008.  We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $252,000 and $689,000, respectively, for the three and nine months ended September 30, 2009 as compared to $130,000 and $573,000, respectively, in the same periods of 2008.  This increase in 2009 was primarily due to an addition in our marketing and sales staff, resulting in an increase in personnel-related costs.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

General and administrative expenses increased to $450,000 and $1,371,000, respectively, in the three and nine months ended September 30, 2009 as compared to $399,000 and $1,416,000, respectively, in the same periods in 2008.  This increase in 2009 was mainly due to stock-based compensation related to options and warrants issued to one of our executives and stock-based compensation to our non-employee directors.

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

At September 30, 2009, we had cash and cash equivalents of approximately $3,739,000 compared to cash and cash equivalents of approximately $4,686,000 at December 31, 2008. The decrease in cash and cash equivalents is primarily attributable to the payment of a dividend in the nine months ended September 30, 2009.

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

At September 30, 2009, we had working capital of approximately $4,836,000 compared to a working capital of approximately $4,806,000 at December 31, 2008.  This increase in our working capital resulted primarily from an increase in maintenance and professional services revenue and our continuing and ongoing effort to maintain our costs in line with our revenues.  For the nine months ended September 30, 2009, net cash provided from operating activities totaled approximately $700,000 compared to approximately $5,345,000 for the nine months ended September 30, 2008.  In 2009, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.  The Company had a significant increase in its accounts receivable in 2008 due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

For the nine months ended September 30, 2009, net cash used for investing activities was approximately $929,000 compared to approximately $1,133,000 for the nine months ended September 30, 2008.  The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

operations.  For the nine months ended September 30, 2009, net cash (used for) provided from financing activities was approximately $(718,000) compared to approximately $(138,000) for the nine months ended September 30, 2008.  The cash (used for) provided from financing activities in 2009 consisted of dividends paid to common stockholders and proceeds from the exercise of stock options, restricted stock and warrants.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Our revenues are recognized in accordance with ASC 986-605, “Software Revenue Recognition,” as amended.  Revenue from the sale of software licenses is predominately related to the sale of standardized software and is recognized when these software modules are delivered and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable.  Revenue from software maintenance contracts and ASP services is recognized ratably over the life of the contract.  Revenue from professional consulting services is recognized when the service is provided.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * * * * * *

Statements in this Form 10-Q other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks which may cause the Company’s actual results in future periods to differ materially from expected results.  Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.  Those and other risks are described in the Company’s filings with the SEC over the last 12 months, including our Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 30, 2009 and our Form 10-Q for the fiscal quarter ended June 30, 2009 filed with the SEC on August 13, 2009, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II:     OTHER INFORMATION

Item 1A.	Risk Factors.

Reference is made to Item 1A, Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 filed with the SEC on August 13, 2009.

Item 6.	Exhibits.
Exhibit
No.	Description

31.1*	Chief Executive Officer Certification pursuant to Section 13a-15(e) of the Securities Exchange Act.
31.2*	Chief Financial Officer Certification pursuant to Section 13a-15(e) of the Securities Exchange Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          COVER-ALL TECHNOLOGIES INC.

Date: November 13, 2009	By: /s/ John W. Roblin
John W. Roblin, Chairman of the Board of Directors
and Chief Executive Officer

Date: November 13, 2009	By: /s/ Ann F. Massey
Ann F. Massey, Chief Financial Officer