Form 10-K
period 2009-12-31
COVER ALL TECHNOLOGIES INC
filed 2010-03-19
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009.

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Securities.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

   Large accelerated filer ☐

Accelerated filer ☐

   Non-accelerated filer (Do not check if a smaller reporting company) ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22,419,000.

As of March 15, 2010, there were 24,733,786 shares outstanding of our common stock.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference as described in Part III.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 1 - “Business”, Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described or implied by such statements.  Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, objectives, expectations, plans or intentions.  Statements contained in this report that are not historical facts are forward-looking statements.  Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements.  In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments.  Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties.  Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and general conditions in the economy and capital markets.  Except to the extent required by applicable laws and regulations, we undertake no obligations to update any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

MARKETING

We maintain an in-house sales and marketing staff. We also utilize distributors, outside consultants and other complimentary service providers to market our products.  We redesigned our Internet site and established linkages to portals and other websites.  We will continue to expand in 2010 as we focus on the Internet as a valuable source of information for current and potential customers interested in our products and services.  We also participate in, display and demonstrate our software products at industry trade shows.  Our consulting staff, business partners and other third parties also generate sales leads.  We also communicate with our existing customers in a variety of ways including an annual Customer Conference.

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

Research and development expenses were $891,000, $1,035,000 and $510,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

INTELLECTUAL PROPERTY

We currently have no patents or patent applications pending.  We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights.

BACKLOG

We had no license, maintenance, professional services or ASP backlog of unbilled work as of December 31, 2009.

MAJOR CUSTOMERS

Our product line is in use in over 35 companies.  For the years ended December 31, 2009, 2008 and 2007, we had four, three and two customers who contributed revenues in excess of 10% of our total revenues for the respective years.  One customer, a unit of American International Group, Inc. (“AIG”), generated approximately 15%, 15% and 19% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively.  One other customer, a second unit of AIG, generated approximately 12%, 17% and 25% of our revenue for the years ended December 31, 2009, 2008 and 2007, respectively, and one other customer, a third unit of AIG, generated approximately 6% and 27% of our revenue for the years ended December 31, 2009 and 2008, respectively.  Two other customers, neither of which are units of AIG, generated approximately 15% and 11% of our revenues for the year ended December 31, 2009.

Our customer relationship with AIG is governed by a Master Agreement for Software License & Support Services and Professional Services (the “Master Agreement”) which we entered into with an affiliate of AIG.  The grant of any particular software license to any unit of AIG referred above and the provision of any particular support services or professional services are subject to the entry into of separate arrangements with such unit of AIG pursuant to the Master Agreement, including Client Services Addenda and work orders.  We entered into a separate Client Services Addendum with each of the three units of AIG, respectively.  As amended, the Master Agreement and the Client Services Addenda for the second and third of the AIG units referred to above each have a term until September 30, 2012 and will automatically renew for successive one-year terms unless a party delivers a written notice of non-renewal to the other party at least 180 days prior to the expiration of the then current term.  The Client Services Addendum for the first of the AIG units referred to above has a term until March 31, 2010 and, unless the parties mutually agree otherwise, is subject to renewal or non-renewal seven months prior to the expiration date.

The Master Agreement contains the general terms and conditions for us to grant software licenses and provide support services and professional services to the AIG customers.  The related Client Services Addenda and work orders with respect to each of the three units of AIG constitute three separate and independent contractual arrangements, as the Client Services Addenda with the respective units of AIG cover different customers, different software and service components and different fees and payment structures.  There is no cross-default provision in any of these Client Services Addenda, and each of them can be terminated individually without affecting the term of the remaining ones.  Under these arrangements, none of the three units of AIG has any obligation to continue to purchase any additional software license or professional services from us without a separate agreement between us and the applicable unit of AIG.  Each of the three units of AIG, however, has the obligation to continue to purchase our support services (which include our ASP services) during the applicable contractual term with such unit of AIG.  For the year ended December 31, 2009, the revenues we generated from such continuing support services (including our ASP services) for the three units of AIG represented approximately 11%, 5% and 4%, respectively, of our total revenues, and the total revenues we generated from the three units of AIG represented approximately 15%, 11% and 6%, respectively, of our total revenues.

EMPLOYEES

We had 48 employees, all of whom were full-time employees, as of December 31, 2009.  None of our employees are represented by a labor union, and we have not experienced any work stoppages.  We believe that relations with our employees are good.

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

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

While we were profitable in 2009, 2008 and 2007, we incurred losses in 2006 and 2005.  Our earnings are volatile, and we may not be profitable in the future.

We incurred a loss of $1,000,000 in 2006 and $1,434,000 in 2005.  Although we generated net income of approximately $3,917,000 in 2009, $4,556,000 in 2008 and $1,231,000 in 2007, there is no assurance that we will be able to maintain profitability in the future.  Our ability to invest in sales and marketing programs, to expand and upgrade our technology infrastructure and to fund our research and development efforts will depend on existing cash balances and our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.  If we are unable to achieve or maintain profitability in the future, we may be unable to fund our liquidity needs.

We may need additional financing in order to continue to develop our business.

We may need additional financing to continue to fund the research and development of our software products and to expand and grow our business generally.  To the extent that we will be required to fund operating losses, our financial position would deteriorate.  If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to further restrictions on our operations and finances.  Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business, even though these actions might otherwise benefit our business. As of December 31, 2009, we had net stockholders’ equity of approximately $11,502,000 and net working capital of approximately $7,232,000.

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

We depend on key personnel.

Our success depends to a significant extent upon a limited number of members of senior management and other key employees, including John W. Roblin, our Chief Executive Officer, Manish D. Shah, our President and Chief Technology Officer, and Maryanne Gallagher, our Executive Vice President and Chief Operating Officer.  We maintain key man life insurance on Mr. Roblin, Mr. Shah and Ms. Gallagher in the amount of $1,000,000 per individual.  The loss of the service of one or more key managers or other key employees could have a significant and adverse effect upon our business, operating results or financial condition.  In addition, we believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel.  Competition for such personnel in the computer software industry is intense.  We may not be succes sful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results or financial condition.

Our products are affected by rapid technological change and we may not be able to keep up with these changes.

The demand for our products is impacted by rapid technological advances, evolving industry standards in computer hardware and software technology, changing insurance industry requirements and frequent new product introductions and enhancements that address the evolving needs of the insurance industry.  The process of developing software products such as those we offer is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies.  The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable.  Our future success depends upon our ability to anticipate or respond to technological advances, emerging industry standards and practices in a timely and cost-effective manner.  We may not be successful in developin g and marketing new products or enhancements to existing products that respond to technological changes or evolving industry standards.  The failure to respond successfully to these changes and evolving standards on a timely basis, or at all, could have a detrimental effect on our business, operating results and financial condition.

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

In 2009, 2008 and 2007, our software products operations depended primarily on certain existing major customers.  One of these major customers, a unit of AIG, accounted for approximately 15%, 15% and 19% of our total revenues in 2009, 2008 and 2007, respectively.  One other major customer, a second unit of AIG, accounted for approximately 12%, 17% and 25% of our total revenues in 2009, 2008 and 2007, respectively.  The other customer, a third unit of AIG, generated approximately 6% and 27% of our total revenues for the years ended December 31, 2009 and 2008, respectively.  Two other customers, neither of which are units of AIG, generated approximately 15% and 11% of our revenues in 2009.  We anticipate that our operations will continue to depend upon the continuing business of our existing customers, particularly the major customers, and the ability to attract new customers.  Our contractual arrangements with these units of AIG, however, do not obligate any of them to continue to purchase from us any additional software license or professional services.  Each of the three units of AIG has the obligation to continue to purchase our support services (which include our ASP services) during the applicable contractual term with such unit.  The term with respect to our contractual arrangement to provide these services to the first of the AIG units referred to above will expire on March 31, 2010 and, unless the parties mutually agree otherwise, is subject to renewal or non-renewal seven months prior to the expiration date.  The term with respect to our contractual arrangement to provide these services to the remaining two units of AIG will expire on September 30, 2012 and will automatically renew for successive one-year terms unless a party delivers a written notice of non-renewal to the other party at least 180 days prior to the expiration of the then current term.  For the year ended December 31, 2009, the revenues we generated from such continuing support services (including our ASP services) for the three units of AIG represented approximately 11%, 5% and 4%, respectively, of our total revenues, and the total revenues we generated from the three units of AIG represented approximately 15%, 11% and 6%, respectively.  See “Business – Major Customers”.  The loss of one or more of our existing major customers or our inability to continue to attract new customers could significantly and adversely affect our business, operating results and financial condition.

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

We may not get the full benefit of our tax loss carry forwards.

Under the United States Internal Revenue Code, companies that have not been operating profitably are allowed to apply certain of their past losses to offset future taxable income liabilities they may incur once they reach profitability.  These amounts are known as net operating tax loss carryforwards.  At December 31, 2009, we had approximately $16 million of federal net operating tax loss carryforwards expiring at various dates through 2026.  Because of certain provisions of the Tax Reform Act of 1986 related to change of control, however, we may not get the full benefit of these loss carryforwards.  If we are limited from using net operating tax loss carryforwards to offset any of our income, this would increase our taxes owed and reduce our cash for operations.

RISKS RELATED TO OUR COMMON STOCK

Holders of our common stock may have difficulty in selling those shares.

Our common stock is not traded on any securities exchange.  Our common stock is quoted on the Over-the-Counter (OTC) Bulletin Board.  Securities quoted on the OTC Bulletin Board do not enjoy the same liquidity as securities that trade on a securities exchange.  As a result, you may have difficulty in selling shares of our common stock.  In addition, our common stock is a “penny stock” as that term is defined in the Exchange Act.  Brokers effecting transactions in a “penny stock” are subject to additional customer disclosure and record keeping obligations, including disclosure of the risks associated with low price stocks, stock quote information and broker compensation.  In addition, brokers effecting transactions in a “penny stock” are also subject to additional sales practice requirements under Rule 15g-9 of the Exchange Act including making inquiries into the suitability of “penny stock” investments for each customer or obtaining a prior written agreement for the specific “penny stock” purchase.  Because of these additional obligations, some brokers will not effect transactions in “penny stocks.”

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

An aggregate of 100,000 warrants, expiring in 2011, to purchase such number of shares of our common stock were outstanding as of December 31, 2009 and are currently exercisable at a price of $0.35 per share.  The current exercise price of these warrants is subject to adjustment if we issue or sell additional shares of our common stock for less than 95% of the market price on the date of issuance or sale, in which case the exercise price will be reduced to a new exercise price in accordance with the terms of the warrants.  Pursuant to the terms of these warrants, the issuance or sale of additional shares of common stock resulting from the exercise of stock options to be granted in the future to employees or directors pursuant to our existing stock option plans outstanding on the date of the warrant will not trigger any adjustment to the exercise price of the warrants.  The issuance of any additional shares of our common stock as a consequence of the exercise of any of the warrants may result in significant dilution to our stockholders and may depress the market price of our common stock.  Further, if the exercise price of the warrants is adjusted, the additional shares of our common stock that would be issued upon exercise of the warrants as a result of such adjustment may also result in significant dilution to our stockholders.

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

Declaration and payment of any dividend on our common stock is subject to the discretion of our board of directors.  The timing and amount of dividend payments will be dependent upon factors such as our earnings, financial condition, cash requirements and availability, and restrictions in our credit facilities.  While we paid a special cash dividend on April 7, 2009, the payment of future dividends is not guaranteed or assured.  Accordingly, it is likely that investors may have to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters is located in Fairfield, New Jersey, where we occupy approximately 20,000 square feet under a lease that expires at October 31, 2012.  Currently, we fully utilize this facility.  We believe that our headquarters is well maintained and adequate to meet our needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any legal proceedings, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our business, financial position, results of operations or liquidity.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

Our common stock is quoted on the OTC Bulletin Board.  The quotations below reflect the high and low bid prices for our common stock since January 1, 2008 as reported on the OTC Bulletin Board.  The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2009:	High	Low
4th Quarter	$1.45	$0.95
3rd Quarter	1.40	0.95
2nd Quarter	1.10	0.70
1st Quarter	1.33	0.66

2008:	High	Low
4th Quarter	$1.15	$0.65
3rd Quarter	1.20	0.72
2nd Quarter	1.22	0.76
1st Quarter	1.38	0.95

As of March 11, 2010, there were 462 holders of record of our common stock.  This number does not include beneficial owners who may hold their shares in street name.

On February 17, 2009, we announced that our board of directors declared a special cash dividend in the amount of $0.03 per share on our common stock.  This dividend was paid on April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009.  Since 1994, we have not otherwise declared or paid any dividends on our common stock.  Our board of directors will review its dividend policy from time to time and will take into account prevailing market conditions and our anticipated uses of cash.

The closing sales price for our common stock on March 11, 2010 was $1.21, as reported by the OTC Bulletin Board.

PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder returns (including reinvestment of dividends) from the period from December 31, 2004 through December 31, 2009 on an investment of $100 in (i) our common stock, (ii) the Russell MicroCap Index (an index of microcap companies), (iii) an index of peer companies selected by us and used in last year’s Annual Report on Form 10-K (the “Old Peer Group”), and (iv) a new index of peer companies selected by us (the “New Peer Group”), as described below. You should be aware that historical results are not necessarily indicative of future performance.

We have selected the Russell MicroCap Index for comparative purposes.  We believe that, given our current size of operations and market capitalization, the Russell MicroCap Index, which measures the performance of stocks in the micro-cap segment of the U.S. equity securities market, provides an appropriate benchmark against which to measure our stock performance.

The New Peer Group consists of Computer Sciences Corporation, Ebix Inc., Pegasystems Inc. and Sapient Corp.  The Old Peer Group consists of Computer Sciences Corporation, Ebix Inc., Pegasystems Inc. and Forgehouse Inc.  We replaced Forgehouse Inc. with Sapient Corp. in the New Peer Group because we believe that Sapient provides a more meaningful comparison to our business.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cover-All Technologies Inc., the Russell MicroCap Index, the New Peer Group and the Old Peer Group

	December 31,
	2004	2005	2006	2007	2008	2009
Cover-All Technologies Inc.	$100.00	$ 85.94	$123.44	$215.63	$140.63	$180.83
Russell MicroCap Index	$100.00	$102.57	$119.53	$109.97	$ 66.23	$ 84.42
New Peer Group	$100.00	$ 88.42	$ 93.49	$ 93.02	$ 65.92	$115.16
Old Peer Group	$100.00	$ 89.89	$ 95.65	$ 91.01	$ 66.96	$116.12

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial information as of December 31, 2009 and 2008, and for each of the years ended December 31, 2009, 2008 and 2007, have been derived from and should be read in conjunction with our audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.  The selected historical consolidated financial information as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 have been derived from our audited consolidated financial statements which are not included in this report.

Selected Five-Year Consolidated Financial Data

The following is a summary of selected five-year consolidated financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005:

	Year ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:	(in thousands, except per share amounts)
Revenues	$ 14,515	$ 13,467	$ 9,777	$ 7,288	$ 7,255
Income (loss) before income tax	3,335	2,904	1,245	(1,000)	(1,434)
Net income (loss)	3,917 (1)	4,556 (2)	1,231	(1,000)	(1,434)
Net income (loss) per share – basic	0.16	0.19	0.06	(0.06)	(0.09)
Net income (loss) per share – diluted	0.16	0.19	0.05	(0.06)	(0.09)
Cash dividends per share	$ 0.03	$ —	$ —	$ —	$ —

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$ 4,324	$ 4,686	$ 11	$ 132	$ 296
Working capital (deficiency)	7,232	4,806	545	(898)	(237)
Total assets	14,999	11,039	5,864	3,556	4,677
Short-term debt	—	—	262	339	247
Long-term debt	—	—	—	1,708	1,927
Stockholders’ equity (deficit)	11,502	7,804	2,285	(1,024)	(265)

____________________

(1)

Net income for the year ended December 31, 2009 included a deferred income tax benefit of $0.8 million as a result of the Company’s reversal of a portion of its Deferred Tax Asset valuation allowance.

(2)

Net income for the year ended December 31, 2008 included a deferred income tax benefit of $1.7 million as a result of the Company’s reversal of a portion of its Deferred Tax Asset valuation allowance.

Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2009 and 2008:

	2009
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Total revenues	$ 3,055	$ 2,739	$ 2,550	$ 6,171
Operating income	4.22	175	63	2,624
Net income	435	194	21	3,267
Basic earnings per common share	$ 0.02	$ 0.01	$ 0.00	$ 0.13
Diluted earnings per common share	$ 0.02	$ 0.01	$ 0.00	$ 0.13

	2008
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Total revenues	$ 2,996	$ 2,510	$ 4,791	$ 3,170
Operating income	568	287	1,676	286
Net income	580	292	1,694	1,990
Basic earnings per common share	$ 0.02	$ 0.01	$ 0.07	$ 0.08
Diluted earnings per common share	$ 0.02	$ 0.01	$ 0.07	$ 0.08

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2009 OVERVIEW

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

We earn revenue from software contract licenses, ASP service fees, continuing maintenance fees for servicing the product and professional services.  Total revenue in 2009 increased to $14,515,000 from $13,467,000 in 2008, due to an increase in all license, maintenance and ASP revenue.

The following is an overview of the key components of our revenue and other important financial data in 2009:

Software Licenses.  We signed three new contracts in 2009. The increase in license revenue, to $4,138,000 in 2009 from $3,802,000 in 2008, was mainly a result of these three new contracts and sales to existing customers in 2009.  In 2009 our growth in license revenue was 9%.  Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Maintenance.  Maintenance revenue was $4,987,000 in 2009 compared to $4,151,000 in 2008.  The increase in maintenance revenue in 2009 was mainly due to the annual renewal of existing customers’ maintenance and maintenance from new customer contracts signed in 2008.  Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services.  The decrease in professional services revenue, to $3,282,000 in 2009 from $3,477,000 in 2008, was a result of decreased demand for new software capabilities and customizations from our current customer base and no significant customization related to new license sales in 2009.  The three new contracts were signed in the later part of 2009 and are expected to generate professional services in 2010.

ASP Services.  ASP services revenue was $2,108,000 in 2009 compared to $2,037,000 in 2008, due to expanded and extended contractual relationships with two large customers.

Income before Provision for Income Taxes.  Income before provision for income taxes was $3,335,000 in 2009 compared to $2,876,000 in 2008, primarily due to an increase in all license, maintenance and ASP revenue and our continuing and ongoing effort to maintain our expenses in the line with revenues in 2009.  Our growth in revenue of 8% exceeded our growth in expenses of 5%.

Income Tax Benefit.  We recorded income taxes of $205,000 in 2009 which is comprised of New Jersey state tax and Federal alternative minimum tax.  We also recorded an income tax benefit of $787,000 in 2009.

Net Income.  Net income for 2009 was $3,917,000 compared to $4,556,000 in 2008, mainly as a result of a decrease in our Deferred Tax Asset valuation allowance.  Our growth in revenue of 8% exceeded our growth in expenses of 5%.

Cash Flow.  We generated $1,764,000 in positive cash flow from operations in 2009 and ended the year with $4,324,000 in cash and cash equivalents and $5,086,000 in accounts receivable.

We continue to face competition for growth in 2010 mainly in the marketing and selling of our products and services to new customers, caused by a number of factors, including long sales cycles and general economic and business conditions.  In addition, there are risks related to customers’ acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize.  However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers.  Consequently, we continue to incur additional sales and marketing expense in advance of generating the corresponding revenue.

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

Our revenues are recognized in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 986-605, “Software Revenue Recognition,” as amended.  Revenue from the sale of software licenses is predominately from standardized software and is recognized when standard software modules are delivered and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable.  Revenue from software maintenance contracts and ASP services is recognized ratably over the life of the contract.  Revenue from professional consulting services is recognized when the service is provided.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2009	2008	2007
Revenues:
License	28.5%	28.2%	27.4%
Maintenance	34.4	30.8	32.8
Professional Services	22.6	25.8	23.7
Applications Service Provider (“ASP”) Services	14.5	15.2	16.1
Total Revenues	100.0	100.0	100.0

Cost of Revenues:
License	12.5	13.6	11.7
Maintenance	18.5	18.4	28.6
Professional Services	10.9	11.1	13.1
ASP Services	11.6	9.9	4.8
Total Cost of Revenues	53.5	53.0	58.2
Direct Margin	46.5	47.0	41.8

Operating Expenses:
Sales and Marketing	6.3	6.6	8.2
General and Administrative	11.5	11.6	14.7
Research and Development	6.1	7.7	5.2
Provision for Doubtful Accounts	—	0.2	0.5
Total Operating Expenses	23.9	26.1	28.6

Operating Income	22.6	20.9	13.2

Other (Income) Expense:
Interest Expense	—	0.1	0.5
Interest Expense - Related Party	—	—	0.1
Interest Income	(0.1)	(0.2)	—
Other Expense	—	—	—
Other Income	(0.3)	(0.3)	—
Total Other (Income) Expense	(0.4)	(0.4)	0.6

Income Before Income Taxes	23.0	21.3	12.6

Income Tax Benefit:	4.0	12.5	—

Net Income	27.0%	33.8%	12.6%

YEAR ENDED DECEMBER 31, 2009 COMPARED WITH YEAR ENDED DECEMBER 31, 2008

Revenues

Total revenues were $14,515,000 for the year ended December 31, 2009 compared to $13,467,000 for the year ended December 31, 2008, an increase of 8%.  License fees were $4,138,000 for the year ended December 31, 2009 compared to $3,802,000 in 2008, an increase of 9%, as a result of three new license sales and sales to existing customers in 2009.  For the year ended December 31, 2009, maintenance revenues were $4,987,000 compared to $4,151,000 of the prior year, due to the annual renewal of existing customers’ maintenance and maintenance from new customer contracts signed in 2008.  Professional services revenue contributed $3,282,000 for the year ended December 31, 2009 compared to $3,477,000 for the year ended December 31, 2008 as a result of decreased demand for new software capabilities and customizations from our two new customers signed in 2009 and our current customer base.  We expect that the new license sales in 2009 will generate significant additional professional services revenue in 2010.  ASP revenues were $2,108,000 for the year ended December 31, 2009 compared to $2,037,000 for the year ended December 31, 2008 due primarily to an expanded and extended contractual relationship with two large customers.

Cost of sales increased to $7,760,000 for the year ended December 31, 2009 as compared to $7,145,000 for 2008, due to higher salaries and personnel-related expenses associated with staffing changes.  Non-cash capitalized software amortization was $917,000 for the year ended December 31, 2009 as compared to $868,000 in 2008.  We capitalized software development costs of $1,411,000 in 2009 compared to $1,136,000 in 2008.

Expenses

Research and Development.  Research and development expenses were $891,000 for the year ended December 31, 2009 compared to $1,035,000 in 2008, primarily due to our research and development staff working on developing various new software capabilities that were capitalized in 2009.  We intend to continue to maintain our ongoing effort to enhance the functionality of our products and solutions to remain competitive.

Sales and Marketing.  Sales and marketing expenses increased to $906,000 for the year ended December 31, 2009 from $883,000 in 2008, primarily due to costs related to our new website and personnel-related costs.

General and Administrative.  General and administrative expenses were $1,674,000 in 2009 as compared to $1,540,000 in 2008.  The increase in the general and administrative expenses was mainly due to the costs of filing a registration statement with the SEC to register the resale of some of our outstanding shares of common stock.

Other Expense.  We had $1,000 of other expense for the year ended December 31, 2009 compared to $0 for the year ended December 31, 2008.

Other Income.  We had $45,000 of other income for the year ended December 31, 2009 compared to $40,000 of other income for the year ended December 31, 2008.

Provision for Doubtful Accounts.  We had $0 provision for doubtful accounts in 2009 compared to $21,000 for 2008, due to the write-off of the account receivable balances of two customers who decided not to purchase our software.

Income Tax Benefit.  We recorded income taxes of $205,000 in 2009 which is comprised of New Jersey state tax and Federal alternative minimum tax.  We also recorded an income tax benefit of $787,000 in 2009.

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

General and Administrative.  General and administrative expenses were $1,540,000 in 2008 as compared to $1,430,000 in 2007.  The increase in the general and administrative expenses was mainly due to stock-based compensation related to options and restricted stock issued to one of our executives and stock-based compensation to our non-employee directors and bonuses based on 2008 results in 2008.  In 2007, the increase in legal fees was related to a potential acquisition.

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

Income Tax Benefit.  We recorded an income tax benefit of $1,653,000 in the fourth quarter of 2008 as a result of our reversal of a portion of our Deferred Tax Asset valuation allowance, and did not record any income tax benefit in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations primarily from cash flow from operations.  Cash from operations results primarily from net income from the income statement plus non-cash expenses (depreciation and amortization) and adjusted for changes in working capital from the balance sheet.

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

At December 31, 2009, we had cash and cash equivalents of $4,324,000 compared to cash and cash equivalents of $4,687,000 at December 31, 2008.  The decrease in cash and cash equivalents is primarily attributable to timing of payments due from new contract sales in 2009.  Three new contracts were signed at the end of 2009 for which payment was due in the early part of 2010.

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

In December 31, 2009, we had working capital of $7,232,000 compared to working capital of $4,806,000 at December 31, 2008.  This increase in our working capital resulted primarily from an increase in license, maintenance and ASP revenue in 2009.  Net cash provided from operating activities totaled approximately $1,764,000 in 2009 compared to approximately $5,919,000 in 2008.  In 2009, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.  The Company had a significant increase in its accounts receivable in 2008 due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

In 2009, net cash used for investing activities was approximately $1,413,000 compared to approximately $1,360,000 in 2008.  We expect capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  We use cash to invest in capital and other assets to support our growth.

In 2009, net cash provided from (used for) financing activities was approximately $(713,000) compared to approximately $116,000 in 2008.  The cash provided from (used for) financing activities in 2009 consisted of dividends paid to common stockholders and proceeds from the exercise of stock options and warrants.  The cash provided from financing activities in 2008 consisted of proceeds from the exercise of stock options and warrants and included the purchase of treasury stock related to our share repurchase plan.

Funding Requirements

Our primary uses of cash are for personnel-related expenditures, facilities and technology costs.

We do not anticipate any large capital expenditures that will require us to seek new sources of capital.  We lease computer equipment for terms of three years in order to have the latest available technology to serve our customers and develop new products.

On June 18, 2008, we announced that the Board of Directors authorized a share buyback plan of up to 1,000,000 shares of the Company’s common stock, in accordance with Rule 10b-18 of the Exchange Act.

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

•

Our operations depend upon the continuing business of our existing customers and our ability to attract new customers.

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

Net Operating Tax Loss Carryforwards

At December 31, 2009, we had approximately $16,000,000 of federal net operating tax loss carryforwards expiring at various dates through 2026.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating tax loss carryforwards and tax credit carryforwards in periods following an ownership change.  These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period, which is generally a three-year period.  As a result of stock which may be issued by us from time to time or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating tax loss carryforwards could be significantly limited.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at December 31, 2009:

Payments due by period

(in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$ 1,360	$ 502	$ 858	$ —	$ —
Total	$ 1,360	$ 502	$ 858	$ —	$ —

We lease one facility in Fairfield, New Jersey, which lease expires at October 31, 2012.  We also lease various telephone and computer equipment.

OFF-BALANCE-SHEET ARRANGEMENTS

During the fiscal year ended December 31, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

RECENTLY ISSUED ACCOUNTING STANDARDS

On July 1, 2009, the FASB issued an accounting pronouncement establishing the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards were superseded.

 FASB ASC 260, “Earnings Per Share.” On January 1, 2009, we adopted new authoritative accounting guidance under FASB ASC 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC 715 will be included in our financial statements beginning with the financial statements for the year-ended December 31, 2009.

FASB ASC 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC 805, “Business Combinations,” became applicable to our accounting for business combinations closing on or after January 1, 2009. ASC 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450, “Contingencies.” Under ASC 805, the requirements of ASC 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC 450, “Contingencies.”

FASB ASC 810, “Consolidation.” New authoritative accounting guidance under ASC 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC 810 requires consolidated net income  to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC 810 became effective for us on January 1, 2009 and did not have a significant impact on our financial statements.

Further new authoritative accounting guidance under ASC 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC 810 will be effective January 1, 2010 and is not expected to have a significant impact on our financial statements.

FASB ASC 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC 815 became effective for us on January 1, 2009 and did not have a significant impact on our financial statements.

FASB ASC 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC 820, ”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Corporation adopted the new authoritative accounting guidance under ASC 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC 820 was effective for our financial statements beginning October 1, 2009 and is not expected to have a significant impact on our financial statements.

FASB ASC 825, “Financial Instruments.” New authoritative accounting guidance under ASC 825, “Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.

FASB ASC 855, “Subsequent Events.” New authoritative accounting guidance under ASC 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC 855 became effective for our financial statements for periods ending after June 15, 2009 and did not have a significant impact on our financial statements.

FASB ASC 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 will be effective January 1, 2010 and is not expected to have a significant impact on our financial statements.

FASB ASC 605, “Revenue Recognition for Multiple-Element Arrangements.”  In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. ASU 2009-13 is to be applied prospectively for revenue arrangements entered into or materially modified in our first quarter of 2012. Early adoption is permitted. If we were to adopt prior to the first quarter of 2012, we must apply ASU 2009-13 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. We are currently evaluating the impact of the pending adoption of ASU 2009-13 on our consolidated financial statements.

FASB ASC 605, “Revenue Recognition for Certain Arrangements that Include Software Elements.”  In October 2009, the FASB issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 605-985, Software-Revenue Recognition. ASU 2009-14 shall be applied on a prospective basis to revenue arrangements entered into or materially modified in our first quarter of 2012. Early adoption is permitted. If we were to adopt prior to the first quarter of 2012, we must apply ASU 2009-14 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. We are currently evaluating the impact of the pending adoption of ASU 2009-14 on our consolidated financial statements.

Variable Interest Entities.  In June 2009, the FASB issued a new accounting standard that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity as provided pursuant to existing accounting standards and requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt this new accounting standard in 2011 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. (T)  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports filed or submitted under the Exchange Act.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control – Integrated Framework.”

Based upon its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based upon those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 11, 2010, regarding our executive officers:

Name	Age	Position
John W. Roblin	65	Chairman of the Board of Directors and Chief Executive Officer
Manish D. Shah	38	Director, President and Chief Technology Officer
Maryanne Z. Gallagher	48	Executive Vice President and Chief Operating Officer
Ann F. Massey	51	Chief Financial Officer and Secretary

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)

The following documents are filed as a part of this report.

(1)

Financial Statements

Reference is made to the Index to Financial Statements on Page 32 of this report.

(2)

Financial Statement Schedule

II - Valuation and Qualifying Accounts — F-27

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

We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and its subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2009.  These consolidated financial statements and the consolidated financial statement schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cover-All Technologies Inc. and its subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of Cover-All Technologies Inc.’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ MSPC

Certified Public Accountants and Advisors,

A Professional Corporation

New York, New York

March 19, 2010

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets:
Current Assets:
Cash and Cash Equivalents	$4,324,446	$4,686,470
Accounts Receivable [Less Allowance for Doubtful Accounts
of $25,000 in 2009 and 2008]	5,086,482	2,055,815
Prepaid Expenses	415,491	334,804
Deferred Tax Asset	806,750	840,000

Total Current Assets	10,633,169	7,917,089

Property and Equipment - At Cost:
Furniture, Fixtures and Equipment	624,266	623,547
Less: Accumulated Depreciation	371,329	300,164

Property and Equipment - Net	252,937	323,383

Capitalized Software [Less Accumulated Amortization of
$11,966,365 and $11,049,157 in 2009 and 2008, Respectively]	2,341,960	1,848,111

Deferred Tax Asset	1,660,750	840,000

Other Assets	110,151	110,151

Total Assets	$14,998,967	$11,038,734

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$208,814	$227,007
Accrued Liabilities	1,275,058	1,061,065
Taxes Payable	139,035	--
Deferred Charges	27,510	22,503
Unearned Revenue	1,750,303	1,800,485

Total Current Liabilities	3,400,720	3,111,060

Long-Term Liabilities:
Deferred Charges	96,333	123,844

Total Liabilities	3,497,053	3,234,904

Commitments and Contingencies	--	--

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 24,885,656 and 24,690,227 Shares Issued and 24,683,786 and 24,488,357 Shares Outstanding in 2009 and 2008, Respectively	248,856	246,902

Capital In Excess of Par Value	29,703,254	29,185,646

Accumulated Deficit	(18,285,302)	(21,463,824)

Treasury Stock - At Cost - 201,870 Shares	(164,894)	(164,894)

Total Stockholders’ Equity	11,501,914	7,803,830

Total Liabilities and Stockholders’ Equity	$14,998,967	$11,038,734

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2009	2008	2007
Revenues:
Licenses	$4,138,252	$ 3,802,293	$ 2,682,840
Maintenance	4,987,218	4,150,909	3,210,423
Professional Services	3,281,973	3,476,877	2,316,211
Application Service Provider [“ASP”] Services	2,107,949	2,037,180	1,567,843

Total Revenues	14,515,392	13,467,259	9,777,317

Costs of Revenues:
Licenses	1,808,449	1,830,909	1,142,824
Maintenance	2,685,549	2,476,645	2,796,465
Professional Services	1,577,075	1,501,525	1,278,004
ASP Services	1,689,194	1,335,505	470,781

Total Costs of Revenues	7,760,267	7,144,584	5,688,074

Direct Margin	6,755,125	6,322,675	4,089,243

Operating Expenses:
Sales and Marketing	906,074	883,428	800,322
General and Administrative	1,674,445	1,540,044	1,429,757
Research and Development	890,951	1,035,014	509,629
Provision for Doubtful Accounts	--	20,770	50,661

Total Operating Expenses	3,471,470	3,479,256	2,790,369

Operating Income	3,283,655	2,843,419	1,298,874

Other [Income] Expense:
Interest Expense	--	9,469	49,782
Interest Expense - Related Party	--	2,615	5,579
Interest Income	(6,172)	(31,952)	(9)
Other Expense	616	--	--
Other Income	(45,370)	(40,405)	--

Total Other [Income] Expense	(50,926)	(60,273)	55,352

Income Before Income Taxes	3,334,581	2,903,692	1,243,522

Income Taxes [Benefit] Expense	(582,325)	(1,652,634)	12,085

Net Income	$3,916,906	$ 4,556,326	$ 1,231,437

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2009	2008	2007

Basic Earnings Per Common Share	$.16	$.19	$.06

Diluted Earnings Per Common Share	$.16	$.19	$.05

Weighted Average Number of Common Shares
Outstanding for Basic Earnings Per
Common Share	24,591,000	23,794,000	21,806,000

Weighted Average Number of Common Shares
Outstanding for Diluted Income Earnings Per
Common Share [See Note 6]	25,057,000	24,203,000	23,463,000

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY [DEFICIT]

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity [Deficit]

Balance at January 1, 2007	$194,915	$26,735,207	$(27,251,587)	$(703,000)	$ (1,024,465)

Exercise of 250,715 Stock
Options and Warrants	2,507	70,279	--	--	72,786
Conversion of $1,785,024 of
Convertible Debt	59,501	1,725,523	--	--	1,785,024
Retirement of 2,500,000 Shares
of Treasury Stock	(25,000)	(678,000)	--	703,000	--
Non-Cash Stock Based
Compensation	--	220,650	--	--	220,650
Net Income	--	--	1,231,437	--	1,231,437

Balance at December 31, 2007	231,923	28,073,659	(26,020,150)	--	2,285,432

Exercise of 540,539 Stock Options	5,405	275,945	--	--	281,350
Grant of 83,169 Shares of
Common Stock to
Non-Employee Directors	832	83,168	--	--	84,000
Conversion of $62,265 of
Convertible Debt	8,742	253,523	--	--	262,265
Purchase of 201,870 Shares of
Treasury Stock	--	--	--	(164,894)	(164,894)
Non-Cash Stock Based
Compensation	--	499,351	--	--	499,351

Net Income	--	--	4,556,326	--	4,556,326

Balance at December 31, 2008	246,902	29,185,646	(21,463,824)	(164,894)	7,803,830

Exercise of 26,429 Stock
Options and Warrants	264	13,036	--	--	13,300
Vesting of 75,000 Shares of
Restricted Stock to One of
Our Executives [See Note 3]	750	(750)	--	--	--
Grant of 84,000 Shares of
Restricted Stock to Non-
Employee Directors	840	83,160	--	--	84,000
Grant of 10,000 Shares of
Restricted Stock to Our
Investor Relations Firm	100	12,400	--	--	12,500
Non-Cash Stock Based
Compensation	--	409,762	--	--	409,762
Dividends Paid to Common
Stockholders	--	--	(738,384)	--	(738,384)
Net Income	--	--	3,916,906	--	3,916,906

Balance at December 31, 2009	$248,856	$29,703,254	$(18,285,302)	$(164,894)	$ 11,501,914

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net Income	$3,916,906	$4,556,326	$1,231,437
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Bad Debt Expense	--	20,770	50,661
Depreciation	72,165	70,706	45,770
Amortization of Capitalized Software	917,207	868,405	879,656
Amortization of Deferred Financing Costs	--	26,273	34,473
Amortization of Stock Based Compensation	409,762	583,351	220,650
Shares Provided for Services	96,500	--	--
Deferred Tax Benefit	(787,500)	(1,680,000)	--
Write-off of Leasehold Improvement	616	--	--

Changes in Assets and Liabilities:
[Increase] Decrease in:
Accounts Receivable	(3,030,667)	1,595,836	(2,367,013)
Prepaid Expenses	(80,688)	(41,408)	28,976
Increase [Decrease] in:
Accounts Payable	(18,193)	(352,439)	119,567
Accrued Liabilities	213,993	(19,070)	470,625
Taxes Payable	139,035	--	--
Deferred Charges	(22,503)	(22,503)	2,531
Unearned Revenue	(50,182)	312,940	189,964

Net Cash Provided from Operating Activities	1,776,451	5,919,187	907,297

Cash Flows from Investing Activities:
Capital Expenditures	(2,335)	(224,542)	(16,826
Capitalized Software Expenditures	(1,411,057)	(1,135,545)	(1,084,190)

Net Cash Used for Investing Activities	(1,413,392)	(1,360,087)	(1,101,016)

Cash Flows from Financing Activities:
Dividends Paid to Common Stockholders	(738,383)	--	--
Proceeds from Exercise of Stock Options, Restricted
Stock and Warrants	13,300	281,350	72,786
Purchase of Treasury Stock	--	(164,894)	--

Net Cash Provided from [Used for]
Financing Activities	(725,083)	116,456	72,786

Increase [Decrease] in Cash and Cash Equivalents	(362,024)	4,675,556	(120,933)

Cash and Cash Equivalents - Beginning of Years	4,686,470	10,914	131,847

Cash and Cash Equivalents - End of Years	$4,324,446	$4,686,470	$10,914

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$--	$9,469	$49,782
Interest - Related Party	$--	$2,615	$5,579
Income Taxes	$66,140	$27,367	$12,085

Supplemental Disclosures of Non-Cash Financing Activities:

On June 25, 2008, John Roblin, our Chairman and Chief Executive Officer, and certain other investors elected to convert all of the unpaid principal amount due on convertible debentures in their possession, totaling $262,265, into an aggregate of 874,217 shares of our common stock at the conversion price of $0.30 per share.  We made an aggregate of $10,000 of interest payments on the debentures during 2008.

In March 2007, the RENN Funds, the holders of certain convertible debentures, elected to convert all of their remaining unpaid principal amount due, totaling $1,631,601, into an aggregate of 5,438,670 shares of our common stock at the conversion price of $0.30 per share.  In June 2007, other holders of our convertible debentures elected to convert an aggregate of $33,617 in principal of such debentures into a total of 112,055 shares of our common stock at the conversion price of $0.30 per share.  We made an aggregate of $52,000 of interest payments on these debentures during 2007.

During 2007, the holders of certain convertible debentures elected to convert an aggregate of $119,807 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of necessary such installment payments in cash), for an aggregate of 399,358 shares of our common stock at the conversion price of $0.30 per share.

During 2007, we cancelled 2,500,000 shares of Treasury Stock that had been previously repurchased for $703,000.

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

Revenue Recognition - Our revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 986-605, “Software Revenue Recognition.”  Revenue from the sale of software licenses is recognized when standardized software modules are delivered to and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable.  Revenue from software maintenance contracts and ASP services are recognized ratably over the lives of the contracts.  Revenue from professional services is recognized when the service is provided.

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

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.  We place our cash and cash equivalents with high credit quality institutions to limit credit exposure.  We believe no significant concentration of credit risk exists with respect to these deposits.  Management believes that the amount of cash beyond insured amounts at December 31, 2009 is not at significant risk.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers principally major insurance companies, who are dispersed across many geographic regions. As of December 31, 2009, three customers accounted for approximately 71% of our trade accounts receivable portfolio.  As of December 31, 2008, three customers accounted for approximately 64% of our trade accounts receivable portfolio two of which were units of American International Group, Inc. which comprised 42% of our trade accounts receivable portfolio.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

Stock-Based Compensation – We follow the guidance of ASC 718, “Accounting for Stock Options and Other Stock-Based Compensation.”  ASC 718 requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards. Prior to our adoption of ASC 718, we applied the intrinsic value method to calculate the compensation expense for share-based awards. Historically, we have generally set the exercise price for our stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and we did not record any compensation expense unless the terms of the options were subsequently modified. For restricted stock awards, the calculation of compensation expense is the same.

We originally adopted ASC 718 using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. For the year ended December 31, 2009, we recognized $506,162 of stock-based compensation expense in our consolidated financial statements.  For the year ended December 31, 2008, we recognized $583,351 of stock-based compensation expense in our consolidated financial statements.  For the year ended December 31, 2007, we recognized $220,650 of stock-based compensation expense in our consolidated financial statements. We recognized expense because we had (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006 and (b) stock options and restricted stock granted subsequent to January 1, 2006.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[1] Summary of Significant Accounting Policies [Continued]

Property and Equipment - Furniture, fixtures and equipment are carried at cost.  Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets.  Depreciation expense in 2009, 2008 and 2007 was $72,165, $70,706 and $45,770, respectively.

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

Advertising Expense - We expense advertising costs as incurred.  Advertising expense in 2009, 2008 and 2007 was $121,460, $79,166 and $47,897, respectively.

Income Taxes – As defined by ASC 740, “Accounting for Income Taxes,” income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable].  Deferred tax expense [or benefit] is the change during the year in a company’s deferred tax liabilities and assets.  Deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share - We follow the provisions of ASC 260, “Earnings per Share.”  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  ASC 260 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures.  Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as  common shares that could result from the potential exercise or conversion of securities into common stock.

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

Deferred Charges - The Company’s lease on its premises provides for periodic increases over the lease term.  Pursuant to ASC 840, “Accounting for Leases,” the Company records rent expense on a straight-line basis.  The effect of this difference is recorded as deferred charges.

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

[2] Recently Issued Accounting Standards

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards were superseded.

FASB ASC 260, “Earnings Per Share.” On January 1, 2009, we adopted new authoritative accounting guidance under ASC 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5

[2] Recently Issued Accounting Standards [Continued]

FASB ASC 715, “Compensation - Retirement Benefits.”  New authoritative accounting guidance under ASC 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC 715 will be included in our financial statements beginning with the financial statements for the year-ended December 31, 2009.

FASB ASC 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC 805, “Business Combinations,” became applicable to our accounting for business combinations closing on or after January 1, 2009. ASC 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450, “Contingencies.” Under ASC 805, the requirements of ASC 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC 450, “Contingencies.”

FASB ASC 810, “Consolidation.” New authoritative accounting guidance under ASC 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC 810 requires consolidated net income  to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC 810 became effective for us on January 1, 2009 and did not have a significant impact on our financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

[2] Recently Issued Accounting Standards [Continued]

Further new authoritative accounting guidance under ASC 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC 810 will be effective January 1, 2010 and is not expected to have a significant impact on our financial statements.

FASB ASC 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting gui dance under ASC 815 became effective for us on January 1, 2009 and did not have a significant impact on our financial statements.

FASB ASC 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Corporation adopted the new authoritative accounting guidance under ASC 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC 820 became effective for our financial statements beginning October 1, 2009 and did not have a significant impact on our financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[2] Recently Issued Accounting Standards [Continued]

FASB ASC 825 “Financial Instruments.” New authoritative accounting guidance under ASC 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.

FASB ASC 855, “Subsequent Events.” New authoritative accounting guidance under ASC 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC 855 became effective for our financial statements for periods ending after June 1 5, 2009 and did not have a significant impact on our financial statements.

FASB ASC 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 will be effective January 1, 2010 and is not expected to have a significant impact on our financial statements.

FASB ASC 605, “Revenue Recognition for Multiple-Element Arrangements.”  In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. ASU 2009-13 is to be applied prospectively for reven ue arrangements entered into or materially modified in our first quarter of 2012. Early adoption is permitted. If we were to adopt prior to the first quarter of 2012, we must apply ASU 2009-13 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. We are currently evaluating the impact of the pending adoption of ASU 2009-13 on our consolidated financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[2] Recently Issued Accounting Standards [Continued]

FASB ASC 605, “Revenue Recognition for Certain Arrangements that Include Software Elements.”  In October 2009, the FASB issued Accounting Standards Update 2009-14, Revenue Recognition (605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 605-985, Software-Revenue Recognition. ASU 2009-14 shall be applied on a prospective basis to revenue arrangements entered into or materially modified in our first quarter of fiscal 2012. Early adoption is permitted. If we were to adopt prior to the first quarter of fiscal 2012, we must apply ASU 2009-14 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. We are currently evaluating the impact of the pending adoption of ASU 2009-14 on our consolidated financial statements.

Variable Interest Entities.  In June 2009, the FASB issued a new accounting standard that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity as provided pursuant to existing accounting standards and requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt this new accounting standard in fiscal 2011 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9

[3] Commitments, Contingencies and Related Party Transactions

Operating Leases - We lease approximately 20,000 square feet of office space under a lease which expires in October 2012.

Rent expense was $442,816, $403,507 and $389,930 for the years ended December 31, 2009, 2008 and 2007, respectively.

Our future minimum lease commitments under the noncancellable operating leases for rental of our office space in effect at December 31, 2009 were as follows:

Year Ending
December 31,
2010	$405,567
2011	430,602
2012	358,835
Thereafter	--

Total	$1,195,004

Employment Contracts - Effective January 1, 2010, we have an employment contract with one of our executives with an expiration date of December 31, 2011.  The aggregate commitment for future salary at December 31, 2009 was approximately $700,000.  The contract also includes a bonus based on the performance of the Company.  The contract also grants 150,000 stock options and 150,000 shares of restricted stock on the effective date.  We had an employment contract with one of our executives with an expiration date of December 31, 2009.  The aggregate commitment for future salary at December 31, 2008 was approximately $325,000.  The aggregate commitment for future salary at December 31, 2007 was approximately $650,000.  The contract also included a bonus based on the performance of the Company.  The contract also granted 72,463 stock options and 150,000 shares of restricted stock on the effective date.

[4] Income Taxes

An analysis of the components of the income tax provision is as follows:

	Years Ended
	December 31,
	2009	2008	2007
Current:
Federal	$106,412	$21,849	$--
State	98,763	5,517	12,085

Totals	205,175	27,366	12,085

Deferred:
Federal	(787,500)	(1,680,000)	--
State	--	--	--

Totals	(787,500)	(1,680,000)	--

Income Tax [Benefit] Expense	$(582,325)	$(1,652,634)	$12,085

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10

[4] Income Taxes [Continued]

The income tax for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended
	December 31,
	2009	2008	2007

Computed Federal Statutory Tax	$1,133,758	$987,255	$422,797
Valuation Allowance Adjustment to Deferred Tax Asset	(787,500)	(1,680,000)	--
Tax Benefit of Federal Net Operating Loss Carryforward	(928,583)	(959,889)	(410,712)

Actual Tax	$(582,325)	$(1,652,634)	$12,085

The components of the net deferred tax asset and liability were as follows:

	Years Ended
	December 31,
	2009	2008
Deferred Tax Assets - Current:
Accounts Receivable Allowance	$10,000	$10,000
Vacation Accrual	10,000	17,000
Net Operating Loss Carryforward	786,750	813,000

Current Deferred Tax Asset	$806,750	$840,000

Deferred Tax Asset [Liability] - Long-Term:
Net Operating Loss Carryforward	$6,232,000	$7,293,000
Capitalized Software	(937,000)	(739,000)
Depreciation and Amortization	29,000	28,000
Valuation Allowance	(3,663,250)	(5,742,000)

Long-Term Deferred Tax Asset	$1,660,750	$840,000

We adjusted our Deferred Tax Asset Valuation Allowance as of December 31, 2009 by decreasing the allowance by $787,500.  This amount represents the tax benefit, which is based upon anticipated profitability that we have determined to be more likely than not to be realized in future periods.  The net change during 2009 in the total valuation allowance was $2,078,750.

We adjusted our Deferred Tax Asset Valuation Allowance as of December 31, 2008 by decreasing the allowance by $1,680,000.  This amount represents the tax benefit, which is based upon anticipated profitability that we have determined to be more likely than not to be realized in future periods.  The net change during 2008 in the total valuation allowance was $2,498,000.

At December 31, 2009, we had approximately $16,000,000 of federal net operating tax loss carryforwards expiring at various dates through 2026.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change.  These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period.  As a result of stock which may be issued by us from time to time, and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11

[5] Stock-Based Compensation

Stock Options

In June 2005, we adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  Options may be granted as incentive or nonqualified stock options with a term of not more than ten years.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash.  At December 31, 2009 and 2008, an aggregate of 3,192,537 and 3,552,537 shares, respectively, were available for grant under the 2005 Stock Incentive Plan.

On November 15, 1994, we adopted the 1994 Stock Option Plan for Independent Directors which we amended in 2000.  Options for the purchase of up to 750,000 shares may be granted to our directors who are not employees [“non-employee directors”].  Each non-employee director who is serving on a “Date of Grant” shall automatically be granted an option to purchase 10,000 shares of common stock at the fair market value of common stock on the date the option is granted.  Dates of Grant are November 15, 1994, 1999, 2004, and 2009 for non-employee directors serving on November 15, 1994.  For individuals who become non-employee directors after November 15, 1994, such directors’ Dates of Grant will be the date such individual becomes a director and the fifth, tenth and fifteenth anniversaries of such date.  Options are exercisable in full six months after the applicable date of grant and expire five years after the date of grant.  At December 31, 2009, 2008 and 2007, 750,000, 750,000 and 750,000 shares, respectively, were available for grant under the 1994 Stock Option Plan for Independent Directors.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2007	2,018,000	$0.27 - 2.00	1.8 Years	$ .93

Granted	880,000	0.79 - 1.40	4.3 Years	1.05
Exercised	(115,000)	0.27 - 0.61		.37
Canceled	--	--		--
Expired	(250,000)	1.25 - 1.25		1.25

Balance, December 31, 2007	2,533,000	$0.34 - 2.00	2.1 Years	$ .97

Granted	347,463	0.85 - 1.38	4.5 Years	.96
Exercised	(625,000)	0.34 - 0.60		.52
Canceled	--	--		--
Expired	(758,000)	1.25 - 2.00		1.42

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12

[5] Stock-Based Compensation [Continued]

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

Balance, December 31, 2008	1,497,463	$0.36 - 1.40	3.4 Years	$.92

Granted	360,000	1.00 - 1.05	4.2 Years	1.01
Exercised	(55,000)	0.61 - 1.16		.66
Canceled	--	--		--
Expired	--	--		--

Balance, December 31, 2009	1,802,463	$0.36 - 1.40	2.8 Years	$.95

The options granted during 2009 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value

Exercise Price at Stock Price	360,000	$1.01	$.66

The options granted during 2008 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value

Exercise Price at Stock Price	347,463	$.96	$.96

The options granted during 2007 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value

Exercise Price at Stock Price	880,000	$1.05	$1.05

Exercisable options at December 31, 2009, 2008 and 2007 were as follows:

	Number of Exercisable Options	Weighted-Average Exercise Price
December 31,
2009	1,145,463	$.86
2008	699,152	$.70
2007	1,756,326	$.94

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13

[5] Stock-Based Compensation [Continued]

The following table summarizes information about stock options at December 31, 2009:

	Outstanding Stock Options				Exercisable Stock Options

Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

$.36 - $ .41	220,000	1.6 Years	$.41	220,000	$.41
$.79 - $1.05	1,135,000	3.1 Years	$.87	725,500	$.85
$1.38 - $1.40	447,463	2.7 Years	$1.40	199,963	$1.39
	1,802,463	2.8 Years	$.95	1,145,463	$.86

Warrants

There were 100,000 warrants outstanding at December 31, 2009.  The exercise prices for all the warrants issued and outstanding as of December 31, 2009 were equal to or greater than the market price of our stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

Balance, January 1, 2007	257,144	$.22 - .35	2.3 Years	$.29

Exercised	(135,715)	.22 - .35		.23

Balance, December 31, 2007	121,429	$.35 - .35	3.35 Years	$.35

Balance, December 31, 2008	121,429	$.35 - .35	2.35 Years	$.35

Exercised	(21,429)	.35 - .35		.35

Balance, December 31, 2009	100,000	$.35 - .35	1.11 Years	$.35

Exercisable Warrants at December 31, 2009, 2008 and 2007 were as follows:

	Number of Exercisable Warrants	Weighted-Average Exercise Price
December 31,
2009	100,000	$.35
2008	121,429	$.35
2007	121,429	$.35

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14

[5] Stock-Based Compensation [Continued]

Time-Based Restricted Stock Units

In 2009 and 2008, we granted -0- and 257,500, respectively, time-based RSUs vesting through August 5, 2011.

A summary of our time-based RSUs for the years ended December 31, 2009 and 2008 are as follows:

	Shares	Weighted-Average Grant Date Fair Value

Balance, January 1, 2008	125,000	$1.40

Granted	257,500	$1.16
Vested	--	--
Forfeited or Expired	--	--

Balance, December 31, 2008	382,500	$1.24

Granted	--	$--
Vested	(150,000)	--
Forfeited or Expired	(17,500)	--

Balance, December 31, 2009	215,000	$1.13

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

We follow ASC 718, “Accounting for Stock Options and Other Stock-Based Compensation.” Among other items, ASC 718 requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards. For restricted stock awards, the calculation of compensation expense under ASC 718 is based on the intrinsic value of the grant.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15

[5] Stock-Based Compensation [Continued]

For the year ended December 31, 2009, we recognized $409,762 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2008, we recognized $583,351 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2007, we recognized $220,650 of stock-based compensation expense in our consolidated financial statements.

[6] Basic Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share [“EPS”] computations:

	2009	2008	2007
Numerator:
Net Income	$3,916,906	$4,556,326	$1,231,437
Effect of Dilutive Securities:
Interest Reversal Convertible Debentures [Net of Tax]	--	--	12,600

Numerator for Diluted Earnings Per
Common Share	$3,916,906	$4,556,326	$1,244,037
Denominator:
Weighted Average Number of Common Shares
Outstanding for Basic Earnings Per Common Share	24,591,000	23,794,000	21,806,000

Effect of Dilutive Securities:
Exercise of Options	398,000	329,000	697,000
Exercise of Warrants	68,000	80,000	86,000
Conversion of Convertible Debentures	--	--	874,000

Denominator for Diluted Earnings Per
Common Share	25,057,000	24,203,000	23,463,000

Basic Earnings Per Common Share	$.16	$.19	$.06

Diluted Earnings Per Common Share	$.16	$.19	$.05

Equity instruments that may dilute earnings per share in the future are listed in Note 5. We use the treasury stock method to compute diluted earnings per share, whereby the proceeds from the exercise of dilutive instruments are hypothetically used to repurchase outstanding shares at market prices.

Options to purchase 554,963 shares of common stock at prices ranging from $1.38 to $1.40 per share were outstanding at December 31, 2009, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

Options to purchase 577,463 shares of common stock at prices ranging from $1.16 to $1.40 per share were outstanding at December 31, 2008, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16

[7] Supplemental Data

Accrued liabilities consist of the following:

	Years Ended December 31,

	2009	2008
Accrued Bonuses, Payroll, Commissions, Benefits, Temporary
Help and Consulting	$908,069	$781,695
Accrued Professional Fees	224,726	218,450
Other	142,263	60,920

Totals	$1,275,058	$1,061,065

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17

[8] 401(k) Plan

After completing a year of service and working 1,000 hours, employees age 21 and over are eligible to participate in our Tax Saver 401(k) Salary Reduction Plan.  Employees can save a percentage of pay on a pre-tax basis to an annual maximum of $16,500 for the year ended December 31, 2009.  We match $.50 for each $1.00 of the first 5% of pay employees elect to defer.  Expenses associated with this plan in 2009, 2008 and 2007 were approximately $81,274, $76,184 and $75,166, respectively.

[9] Stockholders’ Equity

In February 2009, we announced that our Board of Directors declared a special cash dividend in the amount of $0.03 per share on our common stock.  This dividend was paid on April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009.  The Company also announced that, in light of their decision to declare a special cash dividend, the Board of Directors had determined that the Company would suspend its common stock buyback plan until further notice.

On June 25, 2008, John Roblin, our Chairman and Chief Executive Officer, and certain other investors elected to convert all of the unpaid principal amount due on convertible debentures in their possession, totaling $262,265, into an aggregate of 874,217 shares of our common stock at the conversion price of $0.30 per share.  We made an aggregate of $10,000 of interest payments on the debentures during 2008.

In March 2007, the RENN Funds, the holders of certain convertible debentures, elected to convert all of their remaining unpaid principal amount due, totaling $1,631,601, into an aggregate of 5,438,670 shares of our common stock at the conversion price of $0.30 per share.  In June 2007, other holders of our convertible debentures elected to convert an aggregate of $33,617 in principal of such debentures into a total of 112,055 shares of our common stock at the conversion price of $0.30 per share.  We made an aggregate of $52,000 of interest payments on these debentures during 2007.

During 2007, the holders of certain convertible debentures elected to convert an aggregate of $119,807 in principal of such debentures, representing their monthly installments of principal under such debentures (in lieu of necessary such installment payments in cash), for an aggregate of 399,358 shares of our common stock at the conversion price of $0.30 per share.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #18

[9] Stockholders’ Equity [Continued]

In June 2008, the Board of Directors authorized a share buyback plan of up to 1,000,000 shares of the Company’s Common Stock.

In 2008, we purchased an aggregate of 201,870 shares of treasury stock on the open market at an average purchase price of $0.82 per share for a total purchase price of approximately $164,894.

During 2007, we cancelled 2,500,000 shares of treasury stock that had been previously repurchased for $703,000.

[10] Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  In assessing the fair value of our cash and cash equivalents, trade receivables and accounts payables and accrued expenses, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities.

[11] Major Customers

For the year ended December 31, 2009, sales to three customers amounted to approximately 15%, 15% and 12% of revenues, respectively.

For the year ended December 31, 2008, sales to three customers amounted to approximately 27%, 17% and 15% of revenues, respectively.

For the year ended December 31, 2007, sales to two customers amounted to approximately 25% and 19% of revenues, respectively.

All of the major customers referred to above, other than the one customer in 2009 with 15% of revenues, are units of American International Group, Inc.

[12] Subsequent Events

We evaluated subsequent events through March 19, 2010.

.  .  .  .  .  .  .  .  .  .

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

Accumulated amortization of
capitalized software and
software license:

Year Ended December 31, 2009	$11,049,157	$917,208	$--	$11,966,365

Year Ended December 31, 2008	$10,180,752	$868,405	$--	$11,049,157

Year Ended December 31, 2007	$9,301,096	$879,656	$--	$10,180,752

Allowance for Doubtful Accounts:

Year Ended December 31, 2009	$25,000	$--	$--	$25,000

Year Ended December 31, 2008	$25,000	$20,770	$20,770	$25,000

Year Ended December 31, 2007	$25,000	$50,661	$50,661	$25,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date:  March 19, 2010

By:  /s/ John W. Roblin

John W. Roblin

Chairman of the Board of Directors and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John W. Roblin John W. Roblin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 19, 2010

/s/ Ann F. Massey Ann F. Massey	Chief Financial Officer, Controller and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 19, 2010

/s/ Manish D. Shah Manish D. Shah	Director, President and Chief Technology Officer	March 19, 2010

/s/ Russell Cleveland Russell Cleveland	Director	March 19, 2010

/s/ Earl Gallegos Earl Gallegos	Director	March 19, 2010

/s/ Mark D. Johnston Mark D. Johnston	Director	March 19, 2010

/s/ Stephen M. Mulready Stephen M. Mulready	Director	March 19, 2010

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

3(a)

Certificate of Incorporation of the Registrant filed on April 22, 1985 [incorporated by reference to Exhibit 3 (a)to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 29, 1986].

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
10(c)(17)†

Form of Non-Qualified Stock Option Agreement (for Consultants) [incorporated by reference to Exhibit 10 (c)(13) the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

10(c)(18)†

Cover-All Technologies, Inc. Amended and Restated 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10(c)(18) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on March 27, 2008].

10(c)(19)†	Summary of 2009 Non-Employee Director Compensation dated March 2, 2009 [incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on March 2, 2009].
10(c)(20)†

Summary of 2010 Non-Employee Director Compensation dated March 12, 2010 [incorporated by reference to Exhibit 10(c)(20) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on March 16, 2010].

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

10(e)(7)†

Employment Agreement, dated December 26, 2007, by and between the Registrant and John Roblin [incorporated by reference to Exhibit 10(e)(7) to the Registrant’s Form 8-K (Commission File No. 0- 13124) filed on December 27, 2007].

10(e)(8)†

Employment Agreement, dated December 22, 2009, by and between the Registrant and John Roblin [incorporated by reference to Exhibit 10(e)(8) to the Registrant’s Form 8-K (Commission File No. 0- 13124) filed on December 23, 2009].

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

10(k)

Client Services Addendum, effective as of January 1, 2005, between the Registrant and AIG [incorporated by reference to Exhibit 10(k) to the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-156397) filed on August 6, 2009].***

14	Code of Ethics and Business Conduct [incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 2006].

21	Subsidiaries of the Registrant [incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 11, 1996].
23.1*	Consent of MSPC.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

*

Filed herewith.

†

Denotes a management contract or compensatory plan or arrangement.

*** Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act.