Form 10-Q
period 2010-03-31
COVER ALL TECHNOLOGIES INC
filed 2010-05-10
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2010
Common Stock, $.01 par value per share	24,809,800 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

.   .   .   .   .   .   .   .   .   .

PART I:

FINANCIAL INFORMATION

Item 1.

Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$6,699,612	$4,324,446
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	2,876,322	5,086,482
Prepaid Expenses	845,049	415,491
Deferred Tax Asset	806,750	806,750

Total Current Assets	11,227,733	10,633,169

Property and Equipment — At Cost:
Furniture, Fixtures and Equipment	688,472	624,266
Less: Accumulated Depreciation	393,299	371,329

Property and Equipment — Net	295,173	252,937

Capitalized Software (Less Accumulated Amortization of $12,155,640 and $11,966,365, respectively)	2,718,366	2,341,960

Deferred Tax Asset	1,660,750	1,660,750

Other Assets	110,388	110,151

Total Assets	$16,012,410	$14,998,967

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$392,729	$208,814
Accrued Expenses Payable	819,456	1,275,058
Taxes Payable	82,426	139,035
Deferred Charges	35,021	27,510
Unearned Revenue	2,227,196	1,750,303

Total Current Liabilities	3,556,828	3,400,720

Long-Term Liabilities:
Deferred Charges	83,197	96,333

Total Liabilities	3,640,025	3,497,053

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 24,935,656 and 24,885,656 Shares Issued and 24,733,786 and 24,683,786 Shares Outstanding, Respectively	249,356	248,856

Paid-In Capital	29,852,811	29,703,254

Accumulated Deficit	(17,564,888)	(18,285,302)

Treasury Stock — At Cost — 201,870 Shares	(164,894)	(164,894)

Total Stockholders’ Equity	12,372,385	11,501,914

Total Liabilities and Stockholders’ Equity	$16,012,410	$14,998,967

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2010	2009
Revenues:
Licenses	$1,051,124	$222,978
Maintenance	1,318,158	1,245,004
Professional Services	748,571	1,095,948
Applications Service Provider (“ASP”) Services	635,618	490,724
Total Revenues	3,753,471	3,054,654
Cost of Revenues:
Licenses	326,521	259,330
Maintenance	633,240	572,400
Professional Services	346,368	526,351
ASP Services	415,125	392,851
Total Cost of Revenues	1,721,254	1,750,932
Direct Margin	2,032,217	1,303,722
Operating Expenses:
Sales and Marketing	359,786	214,102
General and Administrative	442,856	454,901
Acquisition Expenses	285,240	—
Research and Development	152,565	212,404
Total Operating Expenses	1,240,447	881,407
Operating Income	791,770	422,315
Other Income:
Interest Income	80	3,972
Other Income	19,813	16,119
Total Other Income	19,893	20,091
Income Before Income Taxes	811,663	442,406
Income Taxes	91,249	7,505
Net Income	$720,414	$434,901
Basic Earnings Per Common Share	$0.03	$0.02
Diluted Earnings Per Common Share	$0.03	$0.02

Weighted Average Number of Common Shares
Outstanding for Basic Earnings Per Common Share	24,734,000	24,565,000

Weighted Average Number of Common Shares
Outstanding for Diluted Earnings Per Common Share	25,371,000	24,844,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2010	2009
Cash Flows Provided From Operating Activities:
Net Income	$720,414	$434,901
Adjustments to Reconcile Net Income to Net Cash Provided From Operating Activities:
Depreciation	21,970	20,769
Amortization of Capitalized Software	189,275	247,104
Noncash Stock-Based Compensation	119,557	74,529
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	2,210,160	403,171
Prepaid Expenses	(429,558)	(131,651)
Other Assets	(237)	—
Increase (Decrease) in:
Accounts Payable	183,915	145,163
Accrued Liabilities	(455,601)	(509,883)
Taxes Payable	(56,609)	—
Deferred Charges	(5,625)	(5,626)
Unearned Revenue	476,893	(67,184)
Net Cash Provided From Operating Activities	2,974,554	611,293

Cash Flows Used For Investing Activities:
Capital Expenditures	(64,206)	—
Capitalized Software Expenditures	(565,682)	(117,088)
Net Cash Used For Investing Activities	(629,888)	(117,088)

Cash Flows Provided From Financing Activities:
Proceeds from Exercise of Stock Options	30,500	7,500
Net Cash Provided From Financing Activities	30,500	7,500

Change in Cash and Cash Equivalents	2,375,166	501,705
Cash and Cash Equivalents — Beginning of Period	4,324,446	4,686,470
Cash and Cash Equivalents — End of Period	$6,699,612	$5,188,175

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$—	$—
Income Taxes	190,786	7,505

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

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1]  General

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009.  While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report.  The financial statements include, on a consolidated basis, the results of its wholly-owned subsidiary, Cover-All Systems, Inc.  All material intercompany transactions and balances have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2010, and the results of their operations for the three month periods ended March 31, 2010 and 2009, and their cash flows for the three month periods ended March 31, 2010 and 2009.  Such adjustments are of a normal and recurring nature.  The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for a full year.

[2]  Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	For the three months ended March 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$720,414	24,733,786	$0.03
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	559,306	—
Exercise of Warrants	—	72,000	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$720,414	25,365,092	$0.03

An aggregate of 554,963 restricted shares of common stock and shares of common stock underlying options at prices ranging from $1.38 to $1.40 per share were outstanding at March 31, 2010, but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$434,901	24,564,548	$0.02
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	218,806	—
Exercise of Warrants	—	61,111	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$434,901	24,844,465	$0.02

Options to purchase 859,963 shares of common stock at prices ranging from $1.00 to $1.40 per share were outstanding at March 31, 2009, but were not included in the computation of diluted EPS because the exercise prices  of the options were greater than the average market price of the common shares.

[3]  Stock Option and Stock Purchase Plans

Stock Options

In the three months ended March 31, 2010 and 2009, we recognized $120,000 and $75,000, respectively, stock-based compensation expense in our consolidated financial statements.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes-Merton pricing model.  Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced.

In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  In March 2008, the 2005 Plan was amended and restated in order to make the Company’s directors who are not employees of the Company eligible participants under the 2005 Plan.  Options may be granted as incentive or nonqualified stock options with a term of not more than ten years.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash.  At March 31, 2010, 2,795,869 shares were available for grant under the 2005 Plan.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
Balance, January 1, 2010	1,802,463	$0.36–1.40	2.8	years	$0.95
Granted	150,000	1.12	5.0	years	1.12
Balance, March 31, 2010	1,952,463	$0.36–1.40	2.8	years	$0.96

Of the stock options outstanding, an aggregate of 1,145,463 are currently exercisable.

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

Warrants

There were an aggregate of 100,000 warrants outstanding at March 31, 2010.  The exercise prices for all the warrants issued and outstanding as of March 31, 2010 were equal to or greater than the market price of our common stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
Balance, January 1, 2010	100,000	$0.35	1.11	years	$0.35
Balance, March 31, 2010	100,000	$0.35	1.11	years	$0.35

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Time-Based Restricted Stock Units

A summary of our time-based restricted stock units, or RSUs, for the three months ended March 31, 2010 is as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2010	215,000	$1.13
Granted	96,668	1.20
Forfeited or Expired	(10,000)	.85
Balance, March 31, 2010	301,668	$1.16

[4]  Income Taxes

At December 31, 2009, the Company had a net operating tax loss carryforward of approximately $16,000,000 expiring through December 31, 2026.  The deferred tax asset related to this amount has been offset by a valuation allowance.  The anticipated use of net operating loss carryforwards to offset current taxable income resulted in a decrease in that allowance of approximately $276,000 for the three months ended March 31, 2010.

[5]  Recently Issued Accounting Standards

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing the Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards were superseded.

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

FASB ASC 810, “Consolidation.” New authoritative accounting guidance under ASC 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC 810 requires consolidated net income  to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[5]  Recently Issued Accounting Standards [Continued]

consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC 810 became effective for us on January 1, 2009 and did not have a significant impact on our financial statements.

Further new authoritative accounting guidance under ASC 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This new authoritative accounting guidance under ASC 810 became effective January 1, 2010 and did not have a significant impact on our financial statements.

FASB ASC 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 became effective January 1, 2010 and did not have a significant impact on our financial statements.

FASB ASC 605, “Revenue Recognition.” In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. ASU 2009-13 is to be applied prospectively for revenue arrangements entered into or materially modified in our first quarter of 2011. Early adoption is permitted. If we were to adopt prior to the first quarter of 2011, we must apply ASU 2009-13 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. We are currently evaluating the impact of the pending adoption of ASU 2009-13 on our consolidated financial statements.

In October 2009, the FASB also issued ASU 2009-14, Revenue Recognition (605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 605-985, Software-Revenue Recognition. ASU 2009-14 shall be applied on a prospective basis to revenue arrangements entered into or materially modified in our first quarter of fiscal 2011. Early adoption is permitted. If we were to adopt prior to the first quarter of fiscal 2011, we must apply ASU 2009-14 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. We are currently evaluating the impact of the pending adoption of ASU 2009-14 on our consolidated financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 [6]  Subsequent Events

On April 12 2010, we announced the acquisition of Moore Stephens Business Solutions, LLC (“MSBS”), a provider of business intelligence and advanced analytics solutions to the insurance industry based in New York, New York.  We acquired substantially all of MSBS’ assets (excluding working capital) for an aggregate purchase price of $2,450,000, with no assumed indebtedness, payable as follows:  (i) a cash payment in the amount of $1,760,000; (ii) the execution and delivery by us to MSBS of a non-negotiable, subordinated promissory note in the aggregate principal amount of $600,000; and (iii) the delivery to MSBS of 76,014 shares of our common stock, which number of shares has a fair market value of $90,000 calculated as provided for in the purchase agreement.

MSBS serves the insurance industry exclusively, providing business intelligence and advanced analytics solutions.  Leveraging its insurance Analytic Framework (IAF), which delivers accurate, available and actionable key metric and dimensions specific to the insurance industry, MSBS has established a dominant presence in an otherwise underserved market.  With the integration of these capabilities into the Cover-All portfolio, the combined company will be well positioned to deliver additional value to the existing customers of both companies, as well as benefit from an unrivaled and unique competitive advantage in its combined offerings.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements.  In addition to other factors and matters discussed elsewhere in this report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2010, and other periodic reports filed, these risks, uncertainties and contingency include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, service fees from ASPs, continuing maintenance fees for servicing the product and professional services.  Total revenue for the three months ended March 31, 2010 increased to $3,753,000 from $3,055,000 for the three months ended March 31, 2009, due to an increase in revenues from license, maintenance and ASP services.

The following is an overview of the key components of our revenue and other important financial data for the three months ended March 31, 2010:

Software Licenses.  Our license revenue in the three months ended March 31, 2010 of $1,051,000 was from existing customers who chose to renew, add onto or extend their use of our software.  For the three months ended March 31, 2009, we generated $223,000 in license revenue.  Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Maintenance.  Maintenance revenue was $1,318,000 in the three months ended March 31, 2010 compared to $1,245,000 in the same period in 2009.  The increase in the first three months of 2010 was mainly due to the annual renewal of existing customers’ maintenance and maintenance from new customer contracts signed in 2009.  Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services.  The decrease in professional services revenue, from $1,096,000 in the three months ended March 31, 2009 to $748,000 in the same period of 2010, was a result of decreased demand for new software capabilities and customizations from our current customer base.

ASP Services.  ASP services revenue was $636,000 in the first three months of 2010 compared to $491,000 in the same period in 2009, due to expanded and extended contractual relationships with two large customers.

Income before Provision for Income Taxes.  Income before provision for income taxes was $812,000 in the three months ended March 31, 2010 compared to $442,000 in the same period of 2009, as a result of an increase in license, maintenance and ASP revenue offset by a decrease in professional services revenue.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Net Income.  Net income for the three months ended March 31, 2010 increased to $720,000 from $435,000 in the same period of 2009, as a result of an increase in license, maintenance and ASP revenue offset by a decrease in professional services revenue.

Cash Flow.  We generated $2,975,000 in positive cash flow from operations in the first three months of 2010 and ended the period with $6,700,000 in cash and cash equivalents and $2,876,000 in accounts receivable.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2010	2009
Revenues:
License	28.0%	7.3%
Maintenance	35.1	40.8
Professional Services	19.9	35.9
Applications Service Provider (“ASP”) Services	17.0	16.0
Total Revenues	100.0	100.0
Cost of Revenues:
License	8.7	8.5
Maintenance	16.9	18.7
Professional Services	9.2	17.2
ASP Services	11.1	12.9
Total Cost of Revenues	45.9	57.3
Direct Margin	54.1	42.7
Operating Expenses:
Sales and Marketing	9.6	7.0
General and Administrative	11.8	14.9
Acquisition Expenses	7.6	—
Research and Development	4.0	7.0
Total Operating Expenses	33.0	28.9
Operating Income	21.1	13.8
Other Expense (Income):
Interest Income	—	(0.1)
Other Income	(0.5)	(0.5)
Total Other Expense (Income)	(0.5)	(0.6)
Income Before Income Taxes	21.6	14.4
Income Taxes	2.4	0.2
Net Income	19.2%	14.2%

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Total revenues for the three months ended March 31, 2010 were $3,753,000 as compared to $3,055,000 for the same period in 2009.  License fees were $1,051,000 for the three months ended March 31, 2010 as compared to $223,000 in the same period in 2009, as a result of increased demand from our existing customer base for new products.  For the three months ended March 31, 2010, maintenance revenues were $1,318,000 as compared to $1,245,000 in the same period of the prior year primarily due to the annual renewals from our existing customers and the new customer contracts signed in 2009.  For the three months ended March 31, 2010, ASP revenues were $636,000 as compared to $491,000 in the same period for the prior year, due to expanded and extended contractual relationships with two customers.  Professional services revenue contributed $748,000 in the three months ended March 31, 2010 as compared to $1,096,000 in the first quarter of 2009 as a result of decreased demand for new software capabilities and customizations from our current customer base.

Cost of sales decreased to $1,721,000 for the three months ended March 31, 2010 as compared to $1,751,000 for the same period in 2009 due to our continuing effort to maintain our costs in line with our revenue.  We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our continually increasing demand.  Non-cash capitalized software amortization was $189,000 for the three months ended March 31, 2010 as compared to $247,000 for the same period in 2009.  The Company capitalized $566,000 of software development costs in the first three months of 2010 as compared to $117,000 in the same period in 2009.

Research and development expenses decreased to $153,000 for the three months ended March 31, 2010 as compared to $212,000 for the same period in 2009, primarily as a result of our efforts to develop new capability to better service our customers, the costs of which are being capitalized.  We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $360,000 for the three months ended March 31, 2010 as compared to $214,000 in the same period of 2009.  This increase in 2010 was primarily due to an increase in our marketing and sales personnel-related costs.

Acquisition expenses were approximately $285,000 for the three months ended March 31, 2010 as compared to zero in the same period of 2009.  These expenses were in connection with the acquisition of MSBS discussed in Note 6.

General and administrative expenses were $443,000 in the three months ended March 31, 2010 as compared to $455,000 in the same period in 2009.  This decrease in 2010 was mainly due to decreased stock-based compensation related to options and restricted stock issued to one of our executives and stock-based compensation to our non-employee directors in 2010.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

At March 31, 2010, we had cash and cash equivalents of $6,700,000 compared to cash and cash equivalents of $5,188,000 at March 31, 2009.  The increase in cash and cash equivalents is primarily attributable to the increase in our revenues from license, maintenance and ASP services in the three months ended March 31, 2010 and new customer contracts signed in 2009.

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

At March 31, 2010, we had working capital of approximately $7,671,000 compared to working capital of approximately $4,724,000 at March 31, 2009.  This increase in our working capital resulted primarily from an increase in our revenues from license, maintenance and ASP services from existing customers and new customer contracts in 2009 that generated significant cash in the later part of 2009. For the three months ended March 31, 2010, net cash provided from operating activities totaled approximately $2,975,000 compared to approximately $611,000 for the three months ended March 31, 2009.  In 2010, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income, plus non-cash expense and changes in working capital.

For the three months ended March 31, 2010, net cash used for investing activities was approximately $630,000 as compared to approximately $117,000 for the three months ended March 31, 2009.  The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  For the three months ended March 31, 2010, net cash provided from financing activities was approximately $31,000 compared to approximately $7,500 for the three months ended March 31, 2009.  The cash provided from financing activities in 2010 consisted of proceeds from the exercise of stock options.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

Our revenues are recognized in accordance with FASB ASC 986-605, “Software Revenue Recognition,” as amended.   Revenue from the sale of software licenses is predominately related to the sale of standardized software and is recognized when these software modules are delivered and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable.  Revenue from software maintenance contracts and ASP services is recognized ratably over the life of the contract.  Revenue from professional consulting services is recognized when the service is provided.

Amounts invoiced to our customers in excess of recognizable revenues are recorded as deferred revenues.  The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

Item 4.

Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

* * * * * * * * *

Statements in this Form 10-Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks which may cause the Company’s actual results in future periods to differ materially from expected results.  Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.  Those and other risks are described in the Company’s filings with the SEC over the last 12 months, including our Form 10-K filed with the SEC on March 19, 2010 and Post-Effective Amendment No. 1 to Form S-1 (File No. 333-156397) filed with the SEC on May 7, 2010, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II:

OTHER INFORMATION

Item 1A.

Risk Factors.

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 19, 2010, have not materially changed, but for the addition of the risk factors set forth in the Company’s Post-Effective Amendment No. 1 to Form S-1 (File No. 333-156397), filed with the SEC on May 7, 2010, which are incorporated herein by reference.

Item 6.

Exhibits.

Exhibit No.		Description
4(b)
Non-Negotiable Subordinated Promissory Note, dated April 12, 2010, in the principal amount of $600,000 for the benefit of Moore Stephens Business Solutions, LLC [incorporated by reference to Exhibit 4(b) to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 (SEC File No. 333-156397) filed on May 7, 2010].

10(l)(1)
Asset Purchase Agreement, dated April 12, 2010, among the Registrant, Hays & Company LLP, Moore Stephens Consulting Limited and The Rachlin Group [incorporated by reference to Exhibit 10(l)(1) to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 (SEC File No. 333-156397) filed on May 7, 2010].

10(l)(2)
Mutual Non-Competition Agreement, dated April 12, 2010, between the Registrant and Moore Stephens Consulting Limited [incorporated by reference to Exhibit 10(l)(2) to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 (SEC File No. 333-156397) filed on May 7, 2010].

10(m)	*
Employment Agreement, dated April 12, 2010, by and between the Registrant and Seth Rachlin [incorporated by reference to Exhibit 10(m) to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 (SEC File No. 333-156397) filed on May 7, 2010].

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date:  May 10, 2010

By:

 /s/ John W. Roblin

John W. Roblin, Chairman of the Board of Directors
and Chief Executive Officer

Date:  May 10, 2010

By:  /s/ Ann F. Massey

Ann F. Massey, Chief Financial Officer