Form 10-Q
period 2010-06-30
COVER ALL TECHNOLOGIES INC
filed 2010-08-10
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2010
Common Stock, $.01 par value per share	24,809,800 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

.   .   .   .   .   .   .   .   .   .

PART I:

  FINANCIAL INFORMATION

Item 1.

  Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$ 4,690,520	$ 4,324,446
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000 in 2010 and 2009)	3,282,682	5,086,482
Prepaid Expenses	757,962	415,491
Deferred Tax Asset	794,750	806,750
Total Current Assets	9,525,914	10,633,169
Property and Equipment – At Cost:
Furniture, Fixtures and Equipment	947,960	624,266
Less: Accumulated Depreciation	437,929	371,329
Property and Equipment – Net	510,031	252,937
Goodwill	1,039,115	—
Capitalized Software (Less Accumulated Amortization of $12,322,798 and $11,966,365, respectively)	4,116,390	2,341,960
Customer Lists/Relationship (Less Accumulated Amortization of $16,093 and $0, respectively)	203,907	—
Non-Compete Agreements (Less Accumulated Amortization of $14,044 and $0, respectively)	145,956	—
Deferred Tax Asset	1,660,750	1,660,750
Other Assets	218,983	110,151
Total Assets	$ 17,421,046	$ 14,998,967

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$ 529,065	$ 208,814
Current Portion of Long Term Debt	400,000	—
Accrued Expenses Payable	625,563	1,275,058
Taxes Payable	104,307	139,035
Deferred Charges	42,531	27,510
Unearned Revenue	2,262,312	1,750,303
Total Current Liabilities	3,963,778	3,400,720
Long Term Liabilities:
Long Term Debt	200,000	—
Deferred Charges	70,061	96,333
Total Liabilities	4,233,839	3,497,053
Commitments and Contingencies	—	—
Stockholders’ Equity: Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 25,011,670 and 24,885,656 Shares Issued and 24,809,800 and 24,683,786 Shares Outstanding, Respectively	250,117	248,856
Paid-In Capital	30,101,256	29,703,254
Accumulated Deficit	(16,999,272)	(18,285,302)
Treasury Stock – At Cost – 201,870 Shares	(164,894)	(164,894)
Total Stockholders’ Equity	13,187,207	11,501,914
Total Liabilities and Stockholders’ Equity	$ 17,421,046	$ 14,998,967

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Licenses	$ 396,197	$ 83,415	$ 1,447,321	$ 306,393
Maintenance	1,400,043	1,252,475	2,718,201	2,497,479
Professional Services	2,262,471	890,619	3,011,042	1,986,567
Applications Service Provider (“ASP”) Services	636,286	512,964	1,271,904	1,003,688
Total Revenues	4,694,997	2,739,473	8,448,468	5,794,127
Cost of Revenues:
Licenses	332,519	232,990	659,040	492,320
Maintenance	674,907	624,155	1,308,147	1,196,555
Professional Services	1,505,471	412,171	1,851,839	938,522
ASP Services	425,394	379,782	840,519	772,633
Total Cost of Revenues	2,938,291	1,649,098	4,659,545	3,400,030
Direct Margin	1,756,706	1,090,375	3,788,923	2,394,097
Operating Expenses:
Sales and Marketing	398,605	222,421	758,391	436,523
General and Administrative	505,353	466,625	948,209	921,526
Acquisition Expenses	—	—	285,240	—
Research and Development	180,190	226,010	332,755	438,414
Total Operating Expenses	1,084,148	915,056	2,324,595	1,796,463
Operating Income	672,558	175,319	1,464,328	597,634
Other (Expense) Income
Interest Expense	(6,575)	—	(6,575)	—
Interest Income	84	1,895	164	5,867
Other Income	1,790	17,181	21,603	33,300
Total Other (Expense) Income	(4,701)	19,076	15,192	39,167
Income Before Income Taxes	667,857	194,395	1,479,520	636,801
Income Taxes	102,241	520	193,490	8,025
Net Income	$ 565,616	$ 193,875	$ 1,286,030	$ 628,776
Basic Earnings Per Common Share	$ 0.02	$ 0.01	$ 0.05	$ 0.03
Diluted Earnings Per Common Share	$ 0.02	$ 0.01	$ 0.05	$ 0.03
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	24,801,000	24,585,000	24,767,000	24,565,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	25,790,000	25,010,000	25,568,000	24,915,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2010	2009
Cash Flows Provided From Operating Activities:
Net Income	$ 1,286,030	$ 628,776
Adjustments to Reconcile Net Income to
Net Cash Provided From Operating Activities:
Depreciation	66,600	38,687
Amortization of Capitalized Software	356,433	487,262
Amortization of Customer Lists/Relationships	16,093	—
Amortization of Non-Compete Agreements	14,044	—
Non-Cash Stock-Based Compensation	278,763	175,113
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	1,803,800	356,386
Prepaid Expenses	(324,034)	(132,293)
Other Assets	(108,832)	—
Increase (Decrease) in:
Accounts Payable	320,251	91,731
Accrued Liabilities	(649,495)	(729,460)
Taxes Payable	(22,728)	—
Deferred Charges	(11,251)	(11,252)
Unearned Revenue	512,009	(50,483)
Net Cash Provided From Operating Activities	3,537,683	854,467

Cash Flows Provided From (Used For) Investing Activities:
Capital Expenditures	(99,223)	—
Capitalized Software Expenditures	(1,310,863)	(417,293)
Acquisition	(1,792,023)	—
Net Cash Provided From (Used For) Investing Activities	(3,202,091)	(417,293)

Cash Flows Provided From (Used For) Financing Activities:
Dividends Paid to Common Stockholders	—	(738,383)
Proceeds from Exercise of Stock Options	30,500	7,500
Net Cash Provided From (Used For) Financing Activities	30,500	(730,883)

Change in Cash and Cash Equivalents	366,074	(293,709)
Cash and Cash Equivalents – Beginning of Period	4,324,446	4,686,470
Cash and Cash Equivalents – End of Period	$ 4,690,520	$ 4,392,761

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$ 6,575	$ —
Income Taxes	$ 214,284	$ 8,025

Supplemental Disclosure of Non-Cash Operating and Financing Activities

On February 17, 2009, the Company declared a special cash dividend in the amount of $0.03 per share on its common stock.  This dividend was paid on April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009.

Supplemental schedule of noncash investing activities:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

The Company purchased certain assets of Moore Stephens Business Solutions, LLC (“MSBS”). In conjunction with the acquisition, debt was issued as follows:

Fair value of assets acquired	$ 2,482,023
Cash paid for the assets acquired	(1,792,023)
Fair Value of common stock issued	(90,000)
Debt issued	$ (600,000)

The Company issued an aggregate 76,014 shares of its common stock in connection with the acquisition.

See Note 7 of Notes to Consolidated Financial Statements for further details on the acquisition.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[1]  General

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009.  While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report.  The financial statements include on a consolidated basis the results of its wholly-owned subsidiary, Cover-All Systems, Inc.  All material intercompany transactions and balances have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2010, and the results of their operations for the three and six month periods ended June 30, 2010 and 2009, and their cash flows for the six month periods ended June 30, 2010 and 2009.  Such adjustments are of a normal and recurring nature.  The results of operations for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for a full year.

 [2]  Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations with the effect of dilutive securities determined using the treasury stock method:

	For the three months ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$565,616	24,800,611	$0.02
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	911,489	—
Exercise of Warrants	—	77,848	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$565,616	25,789,948	$0.02

	For the six months ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$1,286,030	24,767,383	$0.05
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	724,982	—
Exercise of Warrants	—	75,352	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$1,286,030	25,667,717	$0.05

An aggregate of 579,500 restricted shares of common stock and shares of common stock underlying options at prices ranging from $1.50 to $1.55 per share were outstanding at June 30, 2010, but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$193,875	24,584,786	$0.01
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	359,264	—
Exercise of Warrants	—	66,346	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$193,875	25,010,396	$0.01

	For the six months ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$628,776	24,564,548	$0.03
Effect of Dilutive Securities:
Exercise of Options	—	286,186	—
Exercise of Warrants	—	63,918	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$628,776	24,914,652	$0.03

An aggregate of 609,963 restricted shares of common stock and shares of common stock underlying options at prices ranging from $1.05 to $1.46 per share were outstanding at June 30, 2009, but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

[3]  Stock Option and Stock Purchase Plans

Stock Options

In the three and six months ended June 30, 2010, we recognized $159,206 and $278,763, respectively, of stock-based compensation expense in our consolidated financial statements.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes-Merton pricing model.  Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced.

In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees as consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  In March 2008, the 2005 Plan was amended and restated in order to make the Company’s directors who are not employees of the Company eligible participants under the 2005 Plan. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash.  At June 30, 2010, an aggregate of 2,165,536 shares were available for grant under the 2005 Plan.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2010	1,802,463	$ 0.36 – 1.40	2.8 years	$ 0.95
Granted	567,500	1.12 – 1.55	4.9 years	1.40
Exercised	—	—	—	—
Canceled	—	—	—	—
Expired	—	—	—	—
Balance, June 30, 2010	2,369,963	$ 0.36 – 1.55	3.7 years	$ 1.05

Of the stock options outstanding, an aggregate of 1,155,463 are currently exercisable.

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

Warrants

There were an aggregate of 100,000 warrants outstanding at June 30, 2010.  The exercise prices for all the warrants issued and outstanding as of June 30, 2010 were equal to or greater than the market price of our common stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2010	100,000	$ 0.35	1.11 years	$ 0.35
Exercised	—	—	—	—
Balance, June 30, 2010	100,000	$ 0.35	0.86 years	$ 0.35

Time-Based Restricted Stock Units

A summary of our time-based restricted stock units, or RSUs, for the six months ended June 30, 2010 is as follows:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2010	215,000	$ 1.13
Granted	483,668	1.35
Forfeited or Expired	(34,167)	1.10
Balance, June 30, 2010	664,501	$ 1.29

[4]  Income Taxes

At December 31, 2009, the Company had a net operating tax loss carryforward of approximately $16,000,000 expiring through December 31, 2026.  The deferred tax asset related to this amount has been offset by a valuation allowance.  The anticipated use of net operating loss carryforwards to offset current taxable income resulted in a decrease in that allowance of approximately $503,000 for the six months ended June 30, 2010.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[5]  Recently Issued Accounting Standards [Continued]

Further new authoritative accounting guidance under ASC 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This new authoritative accounting guidance under ASC 810 became effective January 1, 2010 and did not have a significant imp act on our financial statements.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[7]  Acquisition

On April 12, 2010, we announced the acquisition of MSBS, a provider of business intelligence and advanced analytics solutions to the insurance industry based in New York, New York.  We acquired substantially all of MSBS’ assets (excluding working capital) for an aggregate purchase price of $2,450,000, with no assumed indebtedness, payable as follows:  (i) a cash payment in the amount of $1,760,000; (ii) the execution and delivery by us to MSBS of a non-negotiable, subordinated promissory note in the aggregate principal amount of $600,000; and (iii) the delivery to MSBS of 76,014 shares of our common stock, which number of shares had a fair market value of $90,000 calculated as provided for in the purchase agreement.

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

On April 12, 2010 the MSBS acquisition was valued at $2,482,023.  As a result of that acquisition, the Company acquired the following assets:

Prepaid Expenses	$ 30,253
Computer Equipment	106,400
Furniture and Fixtures	89,480
Leasehold Improvements	16,775
Partially Complete Software	802,000
Non-Compete Agreements	160,000
Customer Lists/Relationships	220,000
Goodwill[1]	1,039,115

Total	$2,482,023

The above amounts represent the allocation of purchase price based on the asset valuation which occurred during April 2010.

_________________

1 Goodwill resulted from the acquisition price exceeding the fair market value of assets acquired.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements.  In addition to other factors and matters discussed elsewhere in this report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2010 and other periodic reports filed, these risks, uncertainties and contingency include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, service fees from our Application Service Provider (“ASP”), continuing maintenance fees for servicing the product and professional services.  Total revenue for the three and six months ended June 30, 2010 increased to $4,695,000 and $8,448,000, from $2,739,000 and $5,794,000, respectively, for the three and six months ended June 30, 2009, mainly due to an increase in all revenue categories for the three and six months ended June 30, 2010.

The following is an overview of the key components of our revenue and other important financial data for the three and six months ended June 30, 2010:

Software Licenses.  Our license revenue in the three and six months ended June 30, 2010 of $396,000 and $1,447,000, respectively, was from existing customers who chose to renew, add onto or extend their use of our software.  For the three and six months ended June 30, 2009, we generated $83,000 and $306,000, respectively, in license revenue.  Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Maintenance.  Maintenance revenue was $1,400,000 and $2,718,000, respectively, in the three and six months ended June 30, 2010 compared to $1,253,000 and $2,498,000, respectively, in the same periods in 2009.  Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services.  The increase in professional services revenue, from $890,000 and $1,986,000, respectively, in the three and six months ended June 30, 2009, to $2,262,000 and $3,011,000, respectively, in the same periods of 2010, was a result of increased demand for new software capabilities and customizations from our current customer base and our recent acquisition of MSBS.

ASP Services.  ASP services revenue was $636,000 and $1,272,000, respectively, in the first three and six months of 2010 compared to $513,000 and $1,004,000, respectively, in the same periods in 2009, due to an expanded and extended contractual relationship with two large customers.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Income before Provision for Income Taxes.  Income before provision for income taxes was $668,000 and $1,480,000, respectively, in the three and six months ended June 30, 2010 compared to $194,000 and $637,000, respectively, in the same periods of 2009, primarily due to an increase in all revenue categories and our continuing and ongoing effort to maintain our expenses in line with our revenues for the six months ended June 30, 2010.

Net Income.  Net income for the three and six months ended June 30, 2010 increased to $566,000 and $1,286,000, respectively, from $194,000 and $629,000, respectively, in the same periods of 2009, as a result of an increase in all revenue categories and our continuing and ongoing effort to maintain our expenses in line with our revenues for the six months ended June 30, 2010.

Cash Flow.  We generated $4,119,000 in positive cash flow from operations in the first six months of 2010 and ended the period with $4,691,000 in cash and cash equivalents and $3,283,000 in accounts receivable.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
License	8.4%	3.1%	17.1%	5.3%
Maintenance	29.8	45.7	32.2	43.1
Professional Services	48.2	32.5	35.6	34.3
ASP Services	13.6	18.7	15.1	17.3
Total Revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
License	7.1	8.5	7.8	8.5
Maintenance	14.4	22.8	15.5	20.7
Professional Services	32.1	15.0	21.9	16.2
ASP Services	9.0	13.9	10.1	13.3
Total Cost of Revenues	62.6	60.2	55.3	58.7
Direct Margin	37.4	39.8	44.7	41.3

Operating Expenses:
Sales and Marketing	8.5	8.1	8.9	7.5
General and Administrative	10.8	17.1	11.2	16.0
Acquisition Expenses	—	—	3.4	—
Research and Development	3.8	8.2	3.9	7.6
Total Operating Expenses	23.1	33.4	27.4	31.1
Operating Income	14.3	6.4	17.3	10.2

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Other (Expense) Income:
Interest (Expense) Income	(0.1)	0.1	(0.1)	0.1
Other Income	—	0.6	0.3	0.6
Total Other (Expense) Income	(0.1)	0.7	0.2	0.7
Income Before Income Taxes	14.2	7.1	17.5	10.9

Income Taxes	2.2	—	2.3	0.1

Net Income	12.0%	7.1%	15.2%	10.8%

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Total revenues for the three months ended June 30, 2010 were $4,695,000 compared to $2,739,000 for the same period in 2009.  License fees were $396,000 for the three months ended June 30, 2010 compared to $83,000 in the same period in 2009 as a result of sales to existing customers in 2010.  For the three months ended June 30, 2010, maintenance revenues were $1,400,000 compared to $1,253,000 in the same period of the prior year primarily due to annual renewals from existing customers and new customer contracts signed in 2010.  For the three months ended June 30, 2010, ASP revenues were $636,000 compared to $513,000 in the same period for the prior year, due to an expanded and extended contractual relationship with two customers.  Professional services revenue contributed $2,262,000 in the three months ended June 30, 2010 compared to $890,000 in the second quarter of 2009, as a result of increased demand for new software capabilities and customizations from our current customer base and our recent acquisition.

For the six months ended June 30, 2010, total revenues were $8,448,000 compared to $5,794,000 in the same period of the prior year.

Cost of sales increased to $2,938,000 and $4,660,000, respectively, for the three and six months ended June 30, 2010 compared to $1,649,000 and $3,400,000, respectively, for the same periods in 2009, due to personnel-related costs and costs related to professional services generated by the recent acquisition. We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand.  Non-cash capitalized software amortization was $167,000 and $356,000, respectively, for the three and six months ended June 30, 2010 as compared to $240,000 and $487,000, respectively, for the same periods in 2009.  We capitalized $1,565,000 and $2,131,000, respectively, of software development costs in the three and six months ended June 30, 2010 as compared to $300,000 and $417,000, respectively, in the same periods in 2009.

Research and development expenses decreased to $180,000 and $333,000, respectively, for the three and six months ended June 30, 2010 as compared to $226,000 and $438,000, respectively, for the same periods in 2009, primarily as a result of the capitalization of our efforts to develop new capability to better service our customers.  We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $399,000 and $758,000, respectively, for the three and six months ended June 30, 2010 as compared to $222,000 and $437,000, respectively, in the same periods of 2009.  This increase in 2010 was primarily due to an addition in our marketing and sales staff, resulting in an increase in personnel-related costs and an increase in expenditures related to advertising and promotion.

Acquisition expenses were approximately $285,000 for the three months ended June 30, 2010 as compared to zero in the same period of 2009.  These expenses were in connection with the acquisition of MSBS discussed in Note 7 of Notes to Consolidated Financial Statements.

General and administrative expenses increased to $505,000 and $948,000, respectively, in the three and six months ended June 30, 2010 as compared to $467,000 and $930,000, respectively, in the same periods in 2009. This

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

increase in 2010 was mainly due to stock-based compensation related to options and restricted stock issued to our employees and stock-based compensation to our non-employee directors.

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

At June 30, 2010, we had cash and cash equivalents of approximately $4,691,000 compared to cash and cash equivalents of approximately $4,393,000 at June 30, 2009.  The increase in cash and cash equivalents is primarily attributable to the increase in all revenue categories in the six months ended June 30, 2010.

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

At June 30, 2010, we had working capital of approximately $5,562,000 compared to a working capital of approximately $7,232,000 at December 31, 2009.  This decrease in our working capital resulted primarily from an increase in all revenue categories and our continuing and ongoing effort to maintain our costs in line with our revenues offset by the recent acquisition discussed in Note 7 of Notes to Consolidated Financial Statements.  For the six months ended June 30, 2010, net cash provided from operating activities totaled approximately $3,538,000 compared to approximately $854,000 for the six months ended June 30, 2009.  In 2010, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.  The Company had a significant increase in its accounts receivable in 2009 due to the license sale to one large customer offset by non-cash expenses and payment of liabilities.

For the six months ended June 30, 2010, net cash used for investing activities was approximately $3,202,000 compared to approximately $417,000 for the six months ended June 30, 2009.  The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  For the six months ended June 30, 2010, net cash (used for) provided from financing activities was approximately $31,000 compared to approximately ($731,000) for the six months ended June 30, 2009.  The cash (used for) provided from financing activities in 2010 consisted of proceeds from the exercise of stock options.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

_________________
* Filed herewith.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date:  August 10, 2010

By:

 /s/ John W. Roblin

John W. Roblin, Chairman of the Board of Directors
and Chief Executive Officer

Date:  August 10, 2010

By:

/s/ Ann F. Massey

Ann F. Massey, Chief Financial Officer