Form 10-Q
period 2010-09-30
COVER ALL TECHNOLOGIES INC
filed 2010-11-12
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2010
Common Stock, $.01 par value per share	24,917,300 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I:

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of September 30, 2010 (Unaudited)

and December 31, 2009

3

Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (Unaudited)

5

Consolidated Statements of Cash Flows for the nine

months ended September 30, 2010 and 2009 (Unaudited)

6

Notes to Consolidated Financial Statements (Unaudited)

8

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures
About Market Risk

21

Item 4.

Controls and Procedures

21

PART II:

OTHER INFORMATION

Item 1A.

Risk Factors

22

Item 6.

Exhibits

22

SIGNATURES

23

•   •   •   •   •   •   •   •   •   •

PART I:

FINANCIAL INFORMATION

Item 1.

Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$5,770,595	$4,324,446
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	2,127,202	5,086,482
Prepaid Expenses	744,754	415,491
Deferred Tax Asset	806,750	806,750

Total Current Assets	9,449,301	10,633,169

Property and Equipment — At Cost:
Furniture, Fixtures and Equipment	956,269	624,266
Less: Accumulated Depreciation	483,916	371,329

Property and Equipment — Net	472,353	252,937

Goodwill	1,039,115	—

Capitalized Software (Less Accumulated Amortization of $12,464,906 and $11,966,365, respectively)	4,814,187	2,341,960

Customer Lists/Relationship (Less Accumulated Amortization of $34,426 and $0, respectively)	185,574	—

Non-Compete Agreements (Less Accumulated Amortization of $30,044 and $0, respectively)	129,955	—

Deferred Tax Asset	1,660,750	1,660,750

Other Assets	217,588	110,151

Total Assets	$17,968,823	$14,998,967

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$254,083	$208,814
Current Portion of Long Term Debt	400,000	—
Accrued Expenses Payable	931,991	1,275,058
Taxes Payable	197,444	139,035
Deferred Charges	50,042	27,510
Unearned Revenue	2,162,855	1,750,303

Total Current Liabilities	3,996,415	3,400,720
Long Term Liabilities:
Long Term Debt	100,000	—
Deferred Charges	56,924	96,333
Total Liabilities	4,153,339	3,497,053

Commitments and Contingencies	—	—

Stockholders’ Equity: Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 25,119,170 and 24,885,656 Shares Issued and 24,917,300 and 24,683,786 Shares Outstanding, Respectively	251,192	248,856

Paid-In Capital	30,280,048	29,703,254

Accumulated Deficit	(16,550,862)	(18,285,302)

Treasury Stock — At Cost — 201,870 Shares	(164,894)	(164,894)

Total Stockholders’ Equity	13,815,484	11,501,914

Total Liabilities and Stockholders’ Equity	$17,968,823	$14,998,967

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Licenses	$277,856	$177,887	$1,725,177	$484,280
Maintenance	1,405,696	1,242,784	4,123,897	3,740,263
Professional Services	2,348,740	599,341	5,359,782	2,585,908
Applications Service Provider (“ASP”) Services	636,981	530,616	1,908,885	1,534,304
Total Revenues	4,669,273	2,550,628	13,117,741	8,344,755
Cost of Revenues:
Licenses	339,463	229,192	998,503	721,512
Maintenance	755,658	625,058	2,063,805	1,821,613
Professional Services	1,562,679	307,960	3,414,518	1,246,482
ASP Services	420,001	391,968	1,260,520	1,164,601
Total Cost of Revenues	3,077,801	1,554,178	7,737,346	4,954,208
Direct Margin	1,591,472	996,450	5,380,395	3,390,547
Operating Expenses:
Sales and Marketing	361,361	252,018	1,119,752	688,541
General and Administrative	502,897	449,909	1,451,106	1,371,435
Acquisition Expenses	—	—	285,240	—
Research and Development	205,237	231,449	537,992	669,863
Total Operating Expenses	1,069,495	933,376	3,394,090	2,729,839
Operating Income	521,977	63,074	1,986,305	660,708
Other (Expense) Income:
Interest Expense	(7,124)	—	(13,699)	—
Interest Income	7,779	216	7,943	6,084
Other Income	11,364	9,018	32,967	42,318
Total Other Income	12,019	9,234	27,211	48,402
Income Before Income Taxes	533,996	72,308	2,013,516	709,110
Income Taxes	85,586	51,461	279,076	59,486
Net Income	$448,410	$20,847	$1,734,440	$649,624
Basic Earnings Per Common Share	$0.02	$0.00	$0.07	$0.03
Diluted Earnings Per Common Share	$0.02	$0.00	$0.07	$0.03
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	24,831,000	24,588,000	24,789,000	24,579,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	25,545,000	25,163,000	25,547,000	25,005,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2010	2009
Cash Flows Provided From Operating Activities:
Net Income	$1,734,440	$649,624
Adjustments to Reconcile Net Income to
Net Cash Provided From Operating Activities:
Depreciation	115,645	55,495
Amortization of Capitalized Software	498,541	713,567
Amortization of Customer Lists/Relationships	34,426	—
Amortization of Non-Compete Agreements	30,044	—
Non-Cash Stock-Based Compensation	458,629	276,667
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	2,959,280	70,688
Prepaid Expenses	(299,010)	(331,316)
Other Assets	(107,437)	(769)
Increase (Decrease) in:
Accounts Payable	45,269	(72,247)
Accrued Liabilities	(343,066)	(633,665)
Taxes Payable	58,409	—
Deferred Charges	(16,877)	(16,878)
Unearned Revenue	412,551	(11,267)
Net Cash Provided From Operating Activities	5,580,844	699,899

Cash Flows Used For Investing Activities:
Capital Expenditures	(122,404)	—
Capitalized Software Expenditures	(2,150,768)	(928,938)
Capitalized Acquisition Expenditures	(1,792,023)	—
Net Cash Used For Investing Activities	(4,065,195)	(928,938)

Cash Flows Used For Financing Activities:
Payment of Long Term Debt	(100,000)	—
Dividends Paid to Common Stockholders	—	(738,383)
Proceeds from Exercise of Stock Options	30,500	20,000
Net Cash Used For Financing Activities	(69,500)	(718,383)

Change in Cash and Cash Equivalents	1,446,149	(947,422)
Cash and Cash Equivalents — Beginning of Period	4,324,446	4,686,470
Cash and Cash Equivalents — End of Period	$5,770,595	$3,739,048

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$13,699	$—
Income Taxes	$218,734	$59,486

Supplemental Disclosure of Non-Cash Operating and Financing Activities

On February 17, 2009, the Company declared a special cash dividend in the amount of $0.03 per share on its common stock.  This dividend was paid on April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Supplemental schedule of noncash investing activities:

The Company purchased certain assets of Moore Stephens Business Solutions, LLC (“MSBS”). In connection with the acquisition, debt was issued as follows:

Fair value of assets acquired	$2,482,023
Cash paid for the assets acquired	(1,792,023)
Fair value of common stock issued	(90,000)
Debt issued	$600,000

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2010, and the results of their operations for the three and nine month periods ended September 30, 2010 and 2009, and their cash flows for the nine month periods ended September 30, 2010 and 2009. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for a full year.

 [2]  Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations with the effect of dilutive securities determined using the treasury stock method:

	For the three months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$448,410	24,830,833	$0.02
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	640,429	—
Exercise of Warrants	—	73,881	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$448,410	25,545,143	$0.02

An aggregate of 1,019,463 restricted shares of common stock and shares of common stock underlying options at prices ranging from $1.38 to $1.55 per share were outstanding at September 30, 2010, but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the nine months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$1,734,440	24,788,766	$0.07
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	683,561	—
Exercise of Warrants	—	74,820	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$1,734,440	25,547,147	$0.07

An aggregate of 947,000 restricted shares of common stock and shares of common stock underlying options at prices ranging from $1.40 to $1.55 per share were outstanding at September 30, 2010, but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

	For the three months ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$20,847	24,587,721	$0.00
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	504,530	—
Exercise of Warrants	—	70,339	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$20,847	25,162,590	$0.00

An aggregate of 554,963 restricted shares of common stock and shares of common stock underlying options at prices ranging from $1.38 to $1.40 per share were outstanding at September 30, 2009, but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

	For the nine months ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$649,624	24,579,103	$0.03
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	359,264	—
Exercise of Warrants	—	66,346	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$649,624	25,004,713	$0.03

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

An aggregate of 609,963 restricted shares of common stock and shares of common stock underlying options at prices ranging from $1.05 to $1.40 per share were outstanding at September 30, 2009, but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

[3]  Stock Option and Stock Purchase Plans

Stock Options

In the three and nine months ended September 30, 2010, we recognized $180,000 and $459,000, respectively, of stock-based compensation expense in our consolidated financial statements.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes-Merton pricing model.  Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced.

In June 2005, we adopted the 2005 Stock Incentive Plan (which we refer to as the 2005 Plan). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant. In March 2008, the 2005 Plan was amended and restated in order to make the Company’s directors who are not employees of the Company eligible participants under the 2005 Plan. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debenture convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At September 30, 2010, an aggregate of 2,258,036 shares were available for grant under the 2005 Plan.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2010	1,802,463	$0.36 – 1.40	2.8 years	$0.95
Granted	567,500	1.12 – 1.55	4.6 years	1.40
Exercised	—	—	—	—
Canceled	(75,000)	1.25 – 1.25	—	—
Expired	—	—	—	—
Balance, September 30, 2010	2,294,963	$0.36 – 1.55	3.4 years	$1.05

Of the stock options outstanding, an aggregate of 1,320,963 are currently exercisable.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants

There were an aggregate of 100,000 warrants outstanding at September 30, 2010.  The exercise prices for all the warrants issued and outstanding as of September 30, 2010 were equal to or greater than the market price of our common stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2010	100,000	$0.35	1.11 years	$0.35
Exercised	—	—	—	—
Balance, September 30, 2010	100,000	$0.35	0.61 years	$0.35

Time-Based Restricted Stock Units

A summary of our time-based restricted stock units, or RSUs, for the three months ended September 30, 2010 is as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2010	215,000	$1.13
Granted	483,668	1.35
Forfeited or Expired	(41,667)	1.18
Exercised/Vested	(107,500)	1.40
Balance, September 30, 2010	549,501	$1.26

[4]  Income Taxes

At December 31, 2009, the Company had a net operating tax loss carryforward of approximately $16,000,000 expiring through December 31, 2026.  The deferred tax asset related to this amount has been partially offset by a valuation allowance.  The anticipated use of net operating loss carryforwards to offset future taxable income resulted in a decrease in that allowance of approximately $685,000 for the nine months ended September 30, 2010.

[5]  Recently Issued Accounting Standards

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires a greater level of disaggregation in disclosures relating to the credit quality of the Company’s financing receivables and allowance for loan losses. Furthermore, ASU 2010-20 also requires enhanced disclosures around nonaccrual and past due financing receivables, impaired loans and loan modifications. The standard is effective for the first interim or annual reporting periods ending on or after December 15, 2010.

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements. This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level I and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual periods beginning after

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2010, the FASB issued an additional accounting pronouncement that amended certain requirements for subsequent events (FASB Accounting Standards Codification (“ASC”) Topic 855), which requires an SEC filer or a conduit bond obligor to evaluate subsequent events through the date the financial statements are available to be issued and removes the previous requirement to disclose the date through which subsequent events have been evaluated. The amended amendments were effective on issuance of the final pronouncement. The adoption of this pronouncement had no effect on our consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance. ASU No. 2009-13 amends ASC 605, Revenue Recognition, 25, "Multiple-Element Arrangements" (formerly EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables"), as follows: modifies criteria used to separate elements in a multiple-element arrangement, introduces the concept of "best estimate of selling price" for determining the selling price of a deliverable, establishes a hierarchy of evidence for determining the selling price of a deliverable, requires use of the relative selling price method and prohibits use of the residual method to allocate arrangement consideration among units of accounting, and expands the disclosure requirements for all multiple-element arrangements within the scope of ASC 605-25.

ASU No. 2009-14 amends the scope of ASC 985, Software, 605, "Revenue Recognition" (formerly AICPA Statement of Position 97-2, Software Revenue Recognition), to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU No. 2009-13. The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC 250, Accounting Changes and Error Corrections. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. Management is reviewing ASU No. 2009-13 and ASU No. 2009-14 for applicability to the Company's revenue recognition policies. The Company will adopt this standard for its fiscal year beginning January 1, 2011.

Other - Current Developments regarding Sarbanes-Oxley Section 404(b)

On July 21, 2010 President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act). The Act, among other things, gives non-accelerated filers, issuers with market capitalizations of less than $75 million, a permanent exemption from complying with Section 404(b) of the Sarbanes-Oxley (SOX) Act of 2002.

 [6]  Dividend

On February 17, 2009, the Company declared a special cash dividend in the amount of $0.03 per share on its common stock.  This dividend was paid on April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009.  This dividend was recorded as an increase of the accumulated deficit.

[7]  Acquisition

On April 12, 2010, the Company announced the acquisition of MSBS, a provider of business intelligence and advanced analytics solutions to the insurance industry based in New York, New York.  The Company acquired substantially all of MSBS’ assets (excluding working capital) for an aggregate purchase price of $2,450,000, with no assumed indebtedness, payable as follows:  (i) a cash payment in the amount of $1,760,000; (ii) the execution and

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

delivery by us to MSBS of a non-negotiable, subordinated promissory note in the aggregate principal amount of $600,000; and (iii) the delivery to MSBS of 76,014 shares of our common stock, which number of shares had a fair market value of $90,000 calculated as provided for in the purchase agreement.

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

On April 12, 2010 the MSBS acquisition was valued at $2,482,023.  As a result of that acquisition, the Company acquired the following assets:

Prepaid Expenses	$30,253
Computer Equipment	106,400
Furniture and Fixtures	89,480
Leasehold Improvements	16,775
Partially Complete Software	820,000
Non-Compete Agreements	160,000
Customer Lists/Relationships	220,000
Goodwill[1]	1,039,115

Total	$2,482,023

The above amounts represent the allocation of purchase price based on the asset valuation which occurred during April 2010.

_________________

1 Goodwill resulted from the acquisition price exceeding the fair market value of assets acquired.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements.  In addition to other factors and matters discussed elsewhere in this report on Form 10-Q, in our Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 19, 2010 and in our other periodic reports filed with the SEC, these risks, uncertainties and contingency include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, service fees from our Application Service Provider (“ASP”), continuing maintenance fees for servicing previously sold products and professional services. Total revenue for the three and nine months ended September 30, 2010 increased to $4,669,000 and $13,118,000, respectively, from $2,551,000 and $8,345,000, respectively, for the three and nine months ended September 30, 2009, mainly due to an increase in all revenue categories for the three and nine months ended September 30, 2010 and our recent acquisition of MSBS.

The following is an overview of the key components of our revenue and other important financial data for the three and nine months ended September 30, 2010:

Software Licenses.  Our license revenue in the three and nine months ended September 30, 2010 of $278,000 and $1,725,000, respectively, was from existing customers who chose to renew licenses, add permission for additional users on existing licenses or to extend their use of our software. For the three and nine months ended September 30, 2009, we generated $178,000 and $484,000, respectively, in license revenue. Our new software license revenue is affected by the strength of the general economy, business conditions in the insurance industry and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Maintenance.  Maintenance revenue was $1,406,000 and $4,124,000, respectively, in the three and nine months ended September 30, 2010 compared to $1,243,000 and $3,740,000, respectively, in the same periods in 2009. Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the incremental increase in maintenance associated with new license sales and annual price increases.

Professional Services.  Professional services revenue was $2,349,000 and $5,360,000, respectively, in the three and nine months ended September 30, 2010 compared to $599,000 and $2,586,000, respectively, in the same periods in 2009, as a result of increased demand for new software capabilities and customization from our current customer base during the nine months ended September 30, 2010 and our recent acquisition of MSBS.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

ASP Services.  ASP services revenue was $637,000 and $1,909,000, respectively, in the first three and nine months ended September 30, 2010 compared to $531,000 and $1,534,000, respectively, in the same periods in 2009, due to an expanded and extended contractual relationship with two large customers.

Income before Provision for Income Taxes.  Income before provision for income taxes was $534,000 and $2,014,000, respectively, in the three and nine months ended September 30, 2010 compared to $72,000 and $709,000, respectively, in the same periods of 2009 primarily due to an increase in all revenue categories and our ongoing effort to maintain our expenses in line with our continuing revenues for the nine months ended September 30, 2010.

Net Income.  Net income for the three and nine months ended September 30, 2010 increased to $448,000 and $1,734,000, respectively, from $21,000 and $650,000, respectively, in the same periods of 2009 as a result of an increase in all revenue categories and our continuing and ongoing effort to maintain our expenses in line with our continuing revenues for the nine months ended September 30, 2010.

Cash Flow.  We generated $5,581,000 in positive cash flow from operations in the first nine months of 2010 and ended the period with $5,771,000 in cash and cash equivalents and $2,127,000 in accounts receivable.

We continue to face competition for growth in 2010 mainly in the marketing and selling of our products and services to new customers caused by a number of factors, including long sales cycles and general economic and business conditions. In addition, there are risks related to customers’ acceptance and implementation delays, which could affect the timing and amount of license revenue we are able to recognize. However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers. Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
License	6.0%	7.0%	13.2%	5.8%
Maintenance	30.1	48.7	31.4	44.8
Professional Services	50.3	23.5	40.9	31.0
ASP Services	13.6	20.8	14.5	18.4
Total Revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
License	7.3	8.9	7.6	8.6
Maintenance	16.2	24.5	15.7	21.8
Professional Services	33.4	12.1	26.0	14.9
ASP Services	9.0	15.4	9.7	14.1
Total Cost of Revenues	65.9	60.9	59.0	59.4
Direct Margin	34.1	39.1	41.0	40.6

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Operating Expenses:
Sales and Marketing	7.7	9.9	8.5	8.3
General and Administrative	10.8	17.6	11.1	16.5
Acquisition Expenses	—	—	2.2	—
Research and Development	4.4	9.2	4.1	7.9
Total Operating Expenses	22.9	36.7	25.9	32.7
Operating Income	11.2	2.4	15.1	7.9

Other (Expense) Income:
Interest (Expense) Income	—	—	—	0.1
Other Income	0.2	0.4	0.2	0.5
Total Other (Expense) Income	0.2	0.4	0.2	0.6
Income Before Income Taxes	11.4	2.8	15.3	8.5

Income Taxes	1.8	2.0	2.1	0.7

Net Income	9.6%	0.8%	13.2%	7.8%

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended

September 30, 2009

Total revenues for the three months ended September 30, 2010 were $4,669,000 compared to $2,551,000 for the same period in 2009.  License fees were $278,000 for the three months ended September 30, 2010 compared to $178,000 in the same period in 2009 as a result of new sales to existing customers in 2010.  For the three months ended September 30, 2010, maintenance revenues were $1,406,000 compared to $1,243,000 in the same period of the prior year primarily due to annual renewals from existing customers and the three new customer contracts signed in 2009.  For the three months ended September 30, 2010, ASP revenues were $637,000 compared to $531,000 in the same period for the prior year, due to an expanded and extended contractual relationship with two customers.  Professional services revenue contributed $2,349,000 in the three months ended September 30, 2010 compared to $599,000 in the third quarter of 2009, as a result of increased demand for new software capabilities and customizations from our current customer base and our recent acquisition of MSBS.

For the nine months ended September 30, 2010, total revenues were $13,118,000 compared to $8,345,000 in the same period of the prior year.

Cost of sales increased to $3,078,000 and $7,737,000, respectively, for the three and nine months ended September 30, 2010 compared to $1,554,000 and $4,954,000, respectively, for the same periods in 2009. We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand. Non-cash capitalized software amortization was $142,000 and $499,000, respectively, for the three and nine months ended September 30, 2010 as compared to $227,000 and $714,000, respectively, for the same periods in 2009.  We capitalized $840,000 and $2,151,000, respectively, of software development costs in the three and nine months ended September 30, 2010 as compared to $512,000 and $929,000, respectively, in the same periods in 2009.

Research and development expenses decreased to $205,000 and $538,000, respectively, for the three and nine months ended September 30, 2010 as compared to $231,000 and $670,000, respectively, for the same periods in 2009.  We are continuing our efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $361,000 and $1,120,000, respectively, for the three and nine months ended September 30, 2010 as compared to $252,000 and $689,000, respectively, in the same periods of 2009.  This

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

increase in 2010 was primarily due to an addition in our marketing and sales staff, resulting in an increase in personnel-related costs.

Acquisition expenses were approximately $285,000 for the nine months ended September 30, 2010 as compared to zero in the same period of 2009.  These expenses were in connection with the acquisition of MSBS discussed in Note 7 of Notes to Consolidated Financial Statements.

General and administrative expenses increased to $503,000 and $1,451,000, respectively, in the three and nine months ended September 30, 2010 as compared to $450,000 and $1,371,000, respectively, in the same periods in 2009.  This increase in 2010 was mainly due to stock-based compensation related to options and restricted stock issued to our employees and stock-based compensation to our non-employee directors.

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

At September 30, 2010, we had cash and cash equivalents of approximately $5,771,000 compared to cash and cash equivalents of approximately $4,324,000 at December 31, 2009. The increase in cash and cash equivalents is primarily attributable to the increase in all revenue categories and our continuing effort to maintain our cost in line with our on-going revenue in the nine months ended September 30, 2010.

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

At September 30, 2010, we had working capital of approximately $5,453,000 compared to a working capital of approximately $4,836,000 at December 31, 2009. This increase in our working capital resulted primarily from an increase in all revenue categories and our continuing and ongoing effort to maintain our costs in line with our on-going revenues. For the nine months ended September 30, 2010, net cash provided from operating activities totaled approximately $5,581,000 compared to approximately $700,000 for the nine months ended September 30,

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

2009.  In 2010, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital. The Company had a significant increase in its accounts receivable in 2009 due to the license sale to three customers offset by non-cash expenses and payment of liabilities.

For the nine months ended September 30, 2010, net cash (used for) investing activities was approximately $(4,065,000) compared to approximately $(929,000) for the nine months ended September 30, 2009. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. For the nine months ended September 30, 2010, net cash (used for) provided from financing activities was approximately $(70,000) compared to approximately $(718,000) for the nine months ended September 30, 2009. The cash (used for) provided from financing activities in 2010 consisted of partial payment of our long term debt and proceeds from the exercise of stock options.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 12, 2010

By:

 /s/ John W. Roblin

John W. Roblin, Chairman of the Board of Directors and Chief Executive Officer

Date:  November 12, 2010

By:  /s/ Ann F. Massey

Ann F. Massey, Chief Financial Officer