Form 10-K/A
period 2009-12-31
COVER ALL TECHNOLOGIES INC
filed 2010-12-22
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to___.

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

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on April 30, 2010, are incorporated by reference as described in Part III of the Registrant’s Form 10-K.

FORWARD-LOOKING STATEMENTS

           Certain of the matters discussed in this report, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described or implied by such statements. Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, objectives, expectations, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, general conditions in the economy and capital markets. Except to the extent required by applicable laws and regulations, we undertake no obligations to update any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

EXPLANATORY NOTE

           This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as originally filed with the Securities and Exchange Commission (“SEC”) on March 19, 2010 (“Form 10-K”). This Amendment No. 1 is being filed to reflect the changes made in response to the comments received by us from the Staff of the SEC in connection with the Staff’s review of our Form 10-K, specifically with respect to Item 9A(T), “Controls and Procedures.” The complete text of the information as required by Item 9A(T) is set forth below and replaces the information in Item 9A(T) of the Form 10-K in its entirety. As required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as exhibits herewith, and as such, we have also included Item 15. “Exhibits and Financial Statement Schedules” as part of this Amendment No. 1.

           This Amendment No. 1 should be read in conjunction with the Form 10-K and our filings made with the SEC subsequent to the filing of our Form 10-K. This Amendment No. 1 continues to speak as of the date of the Form 10-K and no attempt has been made to modify or update disclosures in the Form 10-K except as noted above. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures, and any information not affected by the amendments contained in this Amendment No. 1 is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC.

i

PART III

ITEM 9A. (T) CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

           As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as a part of this report.

	(1)	Financial Statements

Reference is made to the Index to Financial Statements on Page 32 of the Form 10-K.

	(2)	Financial Statement Schedule

	II - Valuation and Qualifying Accounts.	F-27 of the Form 10-K

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

	(3)	Exhibits.

See Exhibit Index.

2

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date: December 22, 2010	By:	/s/ John W. Roblin
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

14	Code of Ethics and Business Conduct [incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 2006].

21	Subsidiaries of the Registrant [incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 11, 1996].

23.1	Consent of MSPC [incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K (Commission File No. 0-13124) filed on March 19, 2010].

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Denotes a management contract or compensatory plan or arrangement.

***	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act.