Form 10-K
period 2010-12-31
COVER ALL TECHNOLOGIES INC
filed 2011-03-24
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

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

Accelerated filer ☐

   Non-accelerated filer (Do not check if a smaller reporting company) ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22,792,000.

As of March 10, 2011, there were 25,074,801 shares outstanding of our common stock.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference as described in Part III.

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

GENERAL

We provide unique, cost-effective business-focused solutions to the property and casualty insurance industry.  Our customers include insurance companies, agents, brokers and managing general agents (MGAs).  Our proprietary technology solutions and services are designed to enable our customers to introduce new products quickly, expand their distribution channels, reduce costs and improve service to their customers.  In addition, we also offer an innovative Business Intelligence suite of products to enable our customers to leverage their information assets for real time business insights and for better risk selection, pricing and financial reporting.

Our software products and services focus on the functions required to underwrite, rate, quote, issue, print, bill and support the entire lifecycle of insurance policies.  Our products and services combine an in-depth knowledge of property and casualty insurance with an innovative and proprietary state-of-the-art technology platform.  Our products provide advanced insurance functionality available on an “off-the-shelf” basis yet also provide additional flexibility for accommodating a high degree of customization for our customers to compete in the marketplace through differentiation.  Our software is licensed for use in the customer’s data centers or can be provided through our application services provider, referred to as “ASP,” using third party technology platforms and support.

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

Our ongoing maintenance and support services, usually through five-year minimum customer contracts, typically generate significant recurring revenue of approximately 25 to 30 cents for every dollar spent on licensing fees.

We were incorporated in Delaware in April 1985 as Warner Computer Systems, Inc. and changed our name to Warner Insurance Services, Inc. in March 1992.  In June 1996, we changed our name to Cover-All Technologies Inc.  Our products and services are offered through our wholly-owned subsidiary, Cover-All Systems, Inc., also a Delaware corporation.

PRODUCTS

My Insurance Center

Our My Insurance Center, referred to as “MIC,” is a customizable and configurable web-based, data-centric “hub and spoke” software platform built around a shared “information hub” and suite of product components.  MIC is designed for insurance agents, brokers and carriers with integrated workflows and access to real-time information.  By centralizing the data in the MIC platform and using customized components to enable processes, we can quickly build a unique solution for each customer.

My Insurance Center is designed to efficiently and rapidly adapt to changes in our customer’s business needs as well as to address the complexity and rate of change of the insurance business, state regulation and technology innovation.  The MIC architecture concept was originally introduced in 2001 and it has been significantly enhanced and expanded every year since.  The early implementations of My Insurance Center utilized our then-existing rating and issuance products.  In 2009, we announced MIC NexGen, a set of capabilities designed and built to support the entire policy issuance process to add significant functionality, enhance performance and position Cover-All to introduce new service offerings.

Our My Insurance Center NexGen component is a powerful set of tools and capabilities providing full policy support (data capture, rate, quote, issue, statistical reporting, print, audits and complete policy lifecycle management) for customized products that we believe is unparalleled in the insurance industry.  We have also developed a set of processes and tools that enable us to work together with our customers in an interactive development process that, when combined with our off-shore development resources, deliver these products in short time frames.

In addition to our ability to create and support custom products, we offer off-the-shelf products including full support for such complex products as ISO’s (Insurance Services Office) Commercial Automobile and Commercial Package products for all states as well as full support for Workers Compensation.  Some of these new products have been developed and released in 2010.  With the delivery of the NexGen products, we have completely replaced all our older platforms, collectively known as Classic, with new, fully integrated state-of-the-art technologies.

These NexGen products have been redesigned by us to enable us to provide services to our customers that can be measured in terms of quality, speed and value.  In addition, we are able to provide a significant number of capabilities to our customers to enable them to customize, personalize and control their My Insurance Center platform in real time.

MIC is designed to be the platform to serve players throughout the entire insurance value chain, including the insured, agents, brokers, insurance companies and reinsurers.  Because it is scalable, MIC is able to serve both large and small organizations.  MIC can be accessed securely over the Internet.  MIC is designed to be deployed globally in the future to adapt to different languages and currencies and to support different insurance products in other countries.

MIC provides an integrated platform with baseline common insurance functions that can be customized by us for customers’ business needs.  MIC also provides many configuration capabilities that are used by customers for further tailoring the application.  Finally, MIC allows end users to personalize screens and content for meeting their roles and responsibilities.

MIC is designed to fully support STP (Straight-Through-Processing).  MIC enables our customers to utilize our rating, policy issuance, billing and other software components into a fully-integrated platform that, among other things, eliminates redundant data entry.  Information is stored in a client-centric database and becomes immediately available to other users or functions.  MIC may be customized to generate user alerts when a user-specified condition occurs.  Additionally, MIC has been designed to allow the customer to configure features according to their own look and feel preferences and workflow processes.  For instance, the browser-based user interface allows employees, agents and other end users to personalize their desktops so they see only the information they need or desire.  We believe that MIC allows our customers to reduce costs, leverage the latest technologies, better manage risk, provide better service to their customers, enter new markets, introduce new products and grow premiums.

We are investing in research and development for evolving the MIC platform to meet customers’ business needs in a rapidly changing marketplace.  We have added new and advanced capabilities to MIC, such as our NexGen policy administration platform, workflow management, rules-based underwriting, financial modules for determining profitability by policy, account-centric and policy-centric views, integration with partners’ accounting, claims processing systems and certain other new components.  With these new capabilities, MIC enables us to develop complex and custom products in shorter timeframes for introducing new insurance products into the marketplace.

My Insurance Center utilizes a data-centric architecture which enables us to provide our customers with an integrated solution of shared information.  When combined with the straight-through processing and information access tools, My Insurance Center provides outstanding access to information for business leaders.  In addition, this data centric approach enables us to interface with external data sources and other internal systems very effectively.

Access to accurate and timely information can be a significant competitive advantage for better pricing, risk selection and service.  With this access to information, our customers can develop insights and tools to create competitive advantage.  The nimbleness of My Insurance Center can then be leveraged to open new markets, develop new products, or implement new predictive modeling tools to improve underwriting.

In order to exploit these information-driven opportunities, in April 2010 we purchased certain assets of Moore Stephens Business Solutions LLC (“MSBS”), a provider of custom business intelligence solutions for the property and casualty insurance industry.  While creating custom business intelligence solutions for a number of insurance clients, MSBS had developed a template for new customers that created a starting point for new implementations.  Utilizing our experience in creating customizable, out-of-the-box products, we are developing a new product that, while utilizing some of the design concepts of MSBS, can be fully integrated with MIC.  We expect that this new product will be available in 2011, will be sold as an additional component to MIC customers and will “plug in” to their existing MIC.  In addition, the product will also be marketed as a stand-alone product with interfaces to other policy administration, claims and reinsurance systems.

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

•

Regulatory Compliance – In highly state regulated insurance industry, compliance requires frequent software updates and audit capabilities.  MIC provides regulatory updates, which are delivered on a monthly basis through our support services.

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

•

Openness and Scalability – MIC is based on open technologies such as J2EE, XML, Oracle and Web 2.0 (AJAX, GWT) through which we can deliver technological changes.  MIC is designed to scale “horizontally” without adding significant cost to meet customers’ growing business needs.

MIC NexGen – The Policy Administration Component of MIC

The MIC NexGen software uses a unique design that separates the “insurance product definition” from the actual technology “engines.”  The sophistication of this design is intended to enable us to stay current with technology innovations while preserving our “insurance knowledge” investment.  In addition, by centralizing many of the complexities of insurance in the core (similar to a video game console), we are able to create metadata-driven “cartridges” that define the actual insurance product (rates, rules, forms, etc.) very quickly.  In addition, MIC NexGen is designed for change and flexibility.

The MIC NexGen software and products support the following policy functions:

•

Data capture and editing

•

Rating

•

Policy issuance including multiple recipient print

•

All policy transactions including quotes, new lines, endorsements, renewals, audits and cancellations

•

Statistical coding

•

Full Policy Print (with variable data)

•

Audits

•

Out of Sequence Processing

•

Full Policy Life Cycle support

•

Installments

MIC NexGen is designed to accommodate all lines of property and casualty insurance.  We believe that it is especially effective in coping with the complexity and variability of commercial lines of insurance.

We believe that this flexibility of MIC NexGen is a competitive advantage, and we have utilized its capabilities to develop many custom products as well as all state support for Workers Compensation, ISO Commercial Automobile (delivered in the first quarter of 2011) and ISO Commercial Package (expected to be delivered in the second quarter of 2011).  The NexGen products are replacing our earlier MIC Rating & Issuance products that have been in use by our customers for many years.  Today, we offer off-the-shelf support for more than 40 lines of commercial business in all 50 states, the District of Columbia and Puerto Rico.

Both the older Rating & Issuance and the new NexGen platform leverage the Engine/Metadata design and are fully integrated with the MIC platform.  The innovative design of the product isolates insurance product knowledge from the application itself in data files, referred to as “Metadata.”  We have built an extensive knowledge base, estimated at more than 100 person-years of effort, in this Metadata that defines the details of virtually hundreds of insurance policy types and coverages.

The MIC Rating & Insurance product is in use in over 35 companies.

The new NexGen policy administration platform of MIC provides the following advanced capabilities:

•

Dynamic data capture for reducing data entry and different views for brokers and underwriters

•

Improved user interface and features for boosting user productivity

•

Custom and complex rating algorithm

•

Custom or branded document generation capability

•

Rapid development of new products and changes in existing products

•

Better audit support for compliance checks

•

Out of Sequence endorsement processing

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

•

Policy Dashboard – premium and loss information

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

We believe that our business-focused approach allows customers to accelerate their time to market, solve ongoing business challenges and achieve sustainable competitive advantages during periods of economic uncertainty.

COMPETITION

The computer software and services industry is highly competitive and rapidly changing, as current competitors expand their product offerings and new companies enter the marketplace.  Because of our extensive base of knowledge in the insurance industry, however, we believe that our products offer customers certain advantages not available from our competitors.  Our customers have access to our extensive experience and software inventory in the area of rating and policy issuance of commercial lines policies, among the most complex of insurance transactions.

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

MARKETING

We maintain an in-house sales and marketing staff. We also utilize outside consultants and other complimentary service providers to market our products.  We redesigned our Internet site and established linkages to portals and other websites.  We will continue to expand in 2011 as we focus on the Internet as a valuable source of information for current and potential customers interested in our products and services.  We participate in, display and demonstrate our software products at industry trade shows.  Our consulting staff, business partners and other third parties also generate sales leads.  We also communicate with our existing customers in a variety of ways including an annual Customer Conference.

RESEARCH AND DEVELOPMENT

Our business is characterized by rapid business and technological change.  We believe our success will depend, in part, on our ability to meet the new needs of our customers and the marketplace as well as continuing to enhance our products based on new technologies.  Accordingly, we must maintain ongoing research and development programs to add value to our suite of products, as well as any possible expansion of our product lines.

Our goal with all of our products and services is to enhance the ease of implementation, functionality, long-term flexibility and the ability to provide improved customer service.

Research and development expenses were $847,000, $891,000 and $1,035,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

INTELLECTUAL PROPERTY

We currently have no patents or patent applications pending.  We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights.

BACKLOG

As of December 31, 2010, we had a backlog of software license, maintenance and professional services agreements with customers expected to result in approximately $1,100,000 of future revenue, of which we expect approximately $850,000 to be recognized in 2011.  Under some of these agreements, we must fulfill certain conditions prior to recognizing revenue, and there can be no assurance when, if at all, we will be able to satisfy such conditions in each instance.  Purchase orders constituting backlog may also be cancelled or deferred by customers and, therefore, may not be indicative of future revenue.

MAJOR CUSTOMERS

Our product line is in use in over 35 companies.  For the years ended December 31, 2010, 2009 and 2008, we had four, three and three customers who contributed revenues in excess of 10% of our total revenues for the respective years.

As our business has grown, we have become less reliant on any one major customer, including three units of Chartis Inc., formerly units of American International Group, Inc. (“CHARTIS”).  For the year ended December 31, 2010, three customers, none of which are units of CHARTIS, generated approximately 19%, 11% and 10% of our revenues, respectively.

A fourth customer, a unit of CHARTIS, generated approximately 11%, 15% and 15% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively.  Another customer, a second unit of CHARTIS, generated approximately 5%, 12% and 17% of our revenue for the years ended December 31, 2010, 2009 and 2008, respectively, and one other customer, a third unit of CHARTIS, generated approximately 4%, 6% and 27% of our revenue for the years ended December 31, 2010, 2009 and 2008, respectively.  The aggregate percentage of our total revenue generated by the three CHARTIS customers for the years ended December 31, 2010, 2009, 2008, respectively, is 20%, 33%, and 59%.

Our customer relationship with CHARTIS is governed by a Master Agreement for Software License and Support Services and Professional Services (the “Master Agreement”) which we entered into with an affiliate of CHARTIS.  The grant of any particular software license to any unit of CHARTIS referred above and the provision of any particular support services or professional services are subject to the entry into of separate arrangements with such unit of CHARTIS pursuant to the Master Agreement, including Client Services Addenda and work orders.  We entered into a separate Client Services Addendum with each of the three units of CHARTIS, respectively.  As amended, the Master Agreement and the Client Services Addenda for the second and third of the CHARTIS units referred to above each have a term until September 30, 2012 and will automatically renew for successive one-year terms unless one party delivers a written notice of non-renewal to the other party at least 180 days prior to the expiration of the then current term.  The Client Services Addendum for the first of the CHARTIS units referred to above has a term until March 31, 2012 and, unless the parties mutually agree otherwise, is subject to renewal or non-renewal seven months prior to the expiration date.

The Master Agreement contains the general terms and conditions for us to grant software licenses and provide support services and professional services to the CHARTIS customers.  The related Client Services Addenda and work orders with respect to each of the three units of CHARTIS constitute three separate and independent contractual arrangements, as the Client Services Addenda with the respective units of CHARTIS cover different customers, different software and service components and different fees and payment structures.  There is no cross-default provision in any of these Client Services Addenda, and each of them can be terminated individually without affecting the term of the remaining ones.  Under these arrangements, none of the three units of CHARTIS has any obligation to continue to purchase any additional software license or professional services from us without a separate agreement between us and the applicable unit of CHARTIS.  Each of the three units of CHARTIS, however, has the obligation to continue to purchase our support services (which include our ASP services) during the applicable contractual term with such unit of CHARTIS.  For the year ended December 31, 2010, the revenues we generated from such continuing support services (including our ASP services) for the three units of CHARTIS represented approximately 9%, 4% and 4%, respectively, of our total revenues, and the total revenues we generated from the three units of CHARTIS represented approximately 11%, 5% and 4%, respectively, of our total revenues.

EMPLOYEES

We had 82 employees, all of whom were full-time employees, as of December 31, 2010.  None of our employees is represented by a labor union, and we have not experienced any work stoppages.  We believe that relations with our employees are good.

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

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

If we do not continue to innovate and provide products and services that are useful to insurance companies in a cost-effective way, we may not remain competitive, and our revenues and operating results could suffer.

Our future success depends on our ability to provide innovative and quality products and services for the insurance marketplace. Because our products and services represent the core functionality that powers the businesses of our customers, our competitors are constantly developing innovations in similar products and services. As a result, we must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new products and services that insurance companies can easily and effectively use. If we are unsuccessful in these endeavors, we may not remain competitive, and our revenues and operating results could suffer.  Additionally, we rely on our references from existing customers for new sales. If we are unable to provide quality products and services, then our customers may become dissatisfied and may not provide these references. We also rely on an offshore software development vendor for developing and servicing our products, and our operating results would suffer if we cannot maintain our current cost structure through offshore development resources in the future.

We depend on product introductions in order to remain competitive in our industry.

We are currently investing resources in product development and expect to continue to do so in the future.  Our future success will depend on our ability to continue to enhance our current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving insurance industry requirements and otherwise achieve market acceptance.  We may not be successful in continuing to introduce and market, on a timely and cost-effective basis, product enhancements or new products that respond to technological advances by others.  Any failure by us to anticipate or respond adequately to changes in technology and insurance industry preferences, or any significant delays in product development or introduction, would significantly and adversely affect our business, operating results and financial condition.

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

We depend on key personnel.

Our success depends to a significant extent upon a limited number of members of senior management and other key employees, including John W. Roblin, our Chief Executive Officer, Manish D. Shah, our President and Chief Technology Officer, and Maryanne Gallagher, our Executive Vice President and Chief Operating Officer.  We maintain “key-man” life insurance on Mr. Roblin, Mr. Shah and Ms. Gallagher in the amount of $1,000,000 per individual.  The loss of the service of one or more key managers or other key employees could have a significant and adverse effect upon our business, operating results or financial condition.  In addition, we believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel.  Competition for such personnel in the computer software industry is intense.  We may not be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results or financial condition.

We may be subject to information technology system failures and network disruptions.

Information technology system failures, network disruptions and breaches of data security caused by such factors, including, but not limited to, earthquakes, fire, flood, theft, fraud, malicious attack, acts of terrorism or other causes could disrupt our operations.  While we have taken steps to address these concerns by implementing internal control measures, there can be no assurance that such a system failure, disruption or breach will not materially adversely affect our financial condition and operating results, including loss of revenue due to adverse customer reaction or required corrective action.  In addition, our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur.

Our market is highly competitive.

Both the computer software and the insurance software systems industries are highly competitive.  There are a number of larger companies, including computer manufacturers, computer service and software companies and insurance companies, that have greater financial resources than we have.  These companies currently offer and have the technological ability to develop software products that are core to the business of insurance companies and similar to those offered by us.  These companies present a significant competitive challenge to our business.  Because we do not have the same financial resources as these competitors, we may have a difficult time in the future in competing with these companies.  In addition, very large insurers internally develop systems similar to our systems and as a result, they may not become customers of our software.  We compete on the basis of our insurance knowledge, products, service, price, system functionality and performance and technological advances.  Although we believe we can continue to compete on the basis of these factors, some of our current competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our current competitors may be able to:

•

undertake more extensive marketing campaigns for their brands and services;

•

devote more resources to product development;

•

adopt more aggressive pricing policies; and

•

make more attractive offers to potential employees and third-party service providers.

We may need additional financing in order to continue to develop our business.

We may need additional financing to continue to fund acquisitions and business development and to expand and grow our business generally.  If equity securities are issued in connection with a financing or business acquisition, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to further restrictions on our operations and finances both in and outside the ordinary course of business.  As of December 31, 2010, we had net stockholders’ equity of approximately $15,204,000 and net working capital of approximately $5,013,000.

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

We depend on existing major customers, the loss of one or more of which could have a material adverse effect on our results of operations and financial condition.

We anticipate that our operations will continue to depend upon the continuing business of our existing customers, particularly our major customers, and the ability to attract new customers.

In 2010, 2009 and 2008, our software products operations depended primarily on certain existing major customers.  Three customers generated approximately 19%, 11%, and 10% of our revenues in 2010.  One additional customer, a unit of CHARTIS, accounted for approximately 11%, 15% and 15% of our total revenues in 2010, 2009 and 2008, respectively.  One other customer, a second unit of CHARTIS, accounted for approximately 5%, 12% and 17% of our total revenues in 2010, 2009 and 2008, respectively.  Another customer, a third unit of CHARTIS, generated approximately 4%, 6% and 27% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Our contractual arrangements with these units of CHARTIS, however, do not obligate any of them to continue to purchase from us any additional software license or professional services.  Each of the three units of CHARTIS has the obligation to continue to purchase our support services (which include our ASP services) during the applicable contractual term with such unit.  The term with respect to our contractual arrangement to provide these services to the first of the CHARTIS units referred to above will expire on March 31, 2012 and, unless the parties mutually agree otherwise, is subject to renewal or non-renewal seven months prior to the expiration date.  The term with respect to our contractual arrangement to provide these services to the remaining two units of CHARTIS will expire on September 30, 2012 and will automatically renew for successive one-year terms unless a party delivers a written notice of non-renewal to the other party at least 180 days prior to the expiration of the then current term.  For the year ended December 31, 2010, the revenues we generated from such continuing support services (including our ASP services) for the three units of CHARTIS represented approximately 9%, 4% and 4%, respectively, of our total revenues, and the total revenues we generated from the three units of CHARTIS represented approximately 11%, 5% and 4%, respectively.  See “Business – Major Customers”.  The loss of one or more of our existing major customers or our inability to continue to attract new customers could significantly and adversely affect our business, operating results and financial condition.

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

Under the United States Internal Revenue Code, companies that have not been operating profitably are allowed to apply certain of their past losses to offset future taxable income liabilities they may incur once they reach profitability.  These amounts are known as net operating tax loss carryforwards.  At December 31, 2010, we had approximately $16 million of federal net operating tax loss carryforwards expiring at various dates through 2026.  Because of certain provisions of the Tax Reform Act of 1986 related to change of control, however, we may not get the full benefit of these loss carryforwards.  If we are limited from using net operating tax loss carryforwards to offset any of our income, this would increase our taxes owed and reduce our cash for operations.

RISKS RELATED TO OUR COMMON STOCK

Holders of our common stock may have difficulty in selling those shares.

Our common stock is not currently traded on any national securities exchange.  Our common stock is quoted on the OTCQB.  Securities quoted on the OTCQB do not enjoy the same liquidity as securities that trade on a national securities exchange.  As a result, you may have difficulty in selling shares of our common stock.  In addition, our common stock is a “penny stock” as that term is defined in the Exchange Act.  Brokers effecting transactions in a “penny stock” are subject to additional customer disclosure and record keeping obligations, including disclosure of the risks associated with low price stocks, stock quote information and broker compensation.  In addition, brokers effecting transactions in a “penny stock” are also subject to additional sales practice requirements under Rule 15g-9 of the Exchange Act including making inquiries into the suitability of “penny stock” investments for each customer or obtaining a prior written agreement for the specific “penny stock” purchase.  Because of these additional obligations, some brokers will not effect transactions in “penny stocks.”

Our stock price has been volatile.

Quarterly operating results have fluctuated and are likely to continue to fluctuate.  The market price of our common stock has been and may continue to be volatile.  Factors that are difficult to predict, such as quarterly revenues and operating results, limited trading volumes and overall market performance, may have a significant effect on the price of our common stock.  Revenues and operating results have varied considerably in the past from period to period and are likely to vary considerably in the future.  We plan product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue.  As a result, quarterly period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

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

We may not pay any cash dividends on our common stock in the future.

Declaration and payment of any dividend on our common stock is subject to the discretion of our board of directors.  The timing and amount of dividend payments will be dependent upon factors such as our earnings, financial condition, cash requirements and availability, and restrictions in our credit facilities.  While we paid a special cash dividend in April 2009, the payment of future dividends is not guaranteed or assured.  Accordingly, it is likely that investors may have to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

RISKS RELATED TO ACQUISITION

We may fail to realize the anticipated benefits of the acquisition of Moore Stephens Business Solutions, LLC.

On April 12, 2010, we acquired substantially all of the assets (excluding working capital) of MSBS through our wholly-owned subsidiary, Cover-All Systems, Inc.  The success of the acquisition will depend on, among other things, our ability to realize anticipated benefits, growth opportunities and cost savings and to integrate the operations of MSBS in a manner that does not materially disrupt our own operations. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.  Further, it is possible that the integration process could result in the disruption of the ongoing business or inconsistencies in standards, controls, procedures and policies that would adversely affect our business, financial condition or results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2.  PROPERTIES

Our headquarters is located in Fairfield, New Jersey, where we occupy approximately 20,000 square feet under a lease that expires on October 31, 2012.  Currently, we fully utilize this facility.  We believe that our headquarters is well maintained and adequate to meet our needs for the foreseeable future.  As a consequence of our acquisition of MSBS, we also have office space of approximately 6,000 square feet located in mid-town Manhattan under a separate lease which is due to expire on January 31, 2014.  We believe that this office space is also well maintained and will be adequate to meet our needs for the foreseeable future.

ITEM  3.  LEGAL PROCEEDINGS

None.

ITEM  4.  [RESERVED]

PART II

ITEM  5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

Since 2000, our common stock has been quoted on the OTC Bulletin Board.  The quotations below reflect the high and low bid prices for our common stock since January 1, 2009 as reported on the OTC Bulletin Board.  The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2010:	High	Low
4th Quarter	$1.62	$1.20
3rd Quarter	1.45	1.17
2nd Quarter	1.75	1.12
1st Quarter	1.49	0.94

2009:	High	Low
4th Quarter	$1.45	$0.95
3rd Quarter	1.40	0.95
2nd Quarter	1.10	0.70
1st Quarter	1.33	0.66

On February 23, 2011, our common stock was removed from listing on the OTC Bulletin Board due to lack of quotations for four consecutive days by our market makers.  Our common stock continues to trade on the OTCQB market and can now be found under the symbol COVR.PK.

As of March 10, 2011, there were 469 holders of record of our common stock.  This number does not include beneficial owners who may hold their shares in street name.

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

The closing sales price for our common stock on March 10, 2011 was $2.05, as reported by the OTCQB.

PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder returns (including reinvestment of dividends) from the period from December 31, 2005 through December 31, 2010 on an investment of $100 in (i) our common stock, (ii) the Russell MicroCap Index (an index of microcap companies), and (iii) an index of peer companies selected by us, as described below. You should be aware that historical results are not necessarily indicative of future performance.

We have selected the Russell MicroCap Index for comparative purposes.  We believe that, given our current size of operations and market capitalization, the Russell MicroCap Index, which measures the performance of stocks in the micro-cap segment of the U.S. equity securities market, provides an appropriate benchmark against which to measure our stock performance.

Our Peer Group consists of Computer Sciences Corporation, Ebix Inc., Pegasystems Inc. and Sapient Corp.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cover-All Technologies Inc., the Russell MicroCap Index and the Peer Group

	December 31,
	2005	2006	2007	2008	2009	2010
Cover-All Technologies Inc.	$100.00	$143.44	$250.91	$163.64	$210.42	$304.36
Russell MicroCap Index	$100.00	$116.54	$107.22	$64.57	$82.31	$106.09
Peer Group	$100.00	$105.73	$105.20	$74.55	$130.24	$127.99

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial information as of December 31, 2010 and 2009, and for each of the years ended December 31, 2010, 2009 and 2008, have been derived from and should be read in conjunction with our audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.  The selected historical consolidated financial information as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 have been derived from our audited consolidated financial statements which are not included in this report.

Selected Five-Year Consolidated Financial Data

The following is a summary of selected five-year consolidated financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006:

	Year ended December 31,
	2010		2009		2008		2007	2006
Statement of Operations Data:	(in thousands, except per share amounts)
Revenues	$17,457		$14,515		$13,467		$9,777	$7,288
Income (loss) before income tax	2,215		3,335		2,904		1,245	(1,000)
Net income (loss)	2,952	(1)	3,917	(1)	4,556	(2)	1,231	(1,000)
Net income (loss) per share — basic	0.12		0.16		0.19		0.06	(0.06)
Net income (loss) per share — diluted	0.12		0.16		0.19		0.05	(0.06)
Cash dividends per share	$—		$0.03		$—		$—	$—

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$5,893	$4,324	$4,686	$11	$132
Working capital (deficiency)	5,013	7,232	4,806	545	(898)
Total assets	19,513	14,999	11,039	5,864	3,556
Short-term debt	400	—	—	262	339
Long-term debt	—	—	—	—	1,708
Stockholders’ equity (deficit)	15,204	11,502	7,804	2,285	(1,024)

____________________

(1)

Net income for such year included a deferred income tax benefit of $0.8 million as a result of the Company’s reversal of a portion of its Deferred Tax Asset valuation allowance.

(2)

Net income for such year included a deferred income tax benefit of $1.7 million as a result of the Company’s reversal of a portion of its Deferred Tax Asset valuation allowance.

Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2010 and 2009:

	2010
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Total revenues	$3,754	$4,695	$4,669	$4,339
Operating income	792	673	522	194
Net income	721	566	448	1,217
Basic earnings per common share	$0.03	$0.02	$0.02	$0.05
Diluted earnings per common share	$0.03	$0.02	$0.02	$0.05

	2009
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Total revenues	$3,055	$2,739	$2,550	$6,171
Operating income	422	175	63	2,624
Net income	435	194	21	3,267
Basic earnings per common share	$0.02	$0.01	$0.00	$0.13
Diluted earnings per common share	$0.02	$0.01	$0.00	$0.13

ITEM  7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2010 OVERVIEW

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

We earn revenue from software contract licenses, ASP service fees, continuing maintenance fees for servicing the product and professional services.  Total revenue in 2010 increased to $17,457,000 from $14,515,000 in 2009, due to an increase in maintenance, professional services and ASP revenue.

The following is an overview of the key components of our revenue and other important financial data in 2010:

Software Licenses.  License revenue was $2,288,000 in 2010 compared to $4,138,000 in 2009 as a result of fewer new customer sales and sales to existing customers in 2010.  Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Maintenance.  Maintenance revenue was $5,545,000 in 2010 compared to $4,987,000 in 2009.  The increase in maintenance revenue in 2010 was mainly due to the annual renewal of existing customers’ maintenance and maintenance from new customer contracts signed in 2009.  Maintenance revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services.  The increase in professional services revenue to $7,070,000 in 2010 from $3,282,000 in 2009, was a result of increased demand for new software capabilities and customizations from our current customer base and the recent acquisition of MSBS.

ASP Services.  ASP services revenue was $2,554,000 in 2010 compared to $2,108,000 in 2009, due to expanded and extended contractual relationships with two large customers.

Income before Provision for Income Taxes.  Income before provision for income taxes was $2,215,000 in 2010 compared to $3,335,000 in 2009, primarily due to a decrease in license revenue

Income Tax Benefit.  We recorded income taxes, which are comprised of New Jersey state tax and Federal alternative minimum tax, of $63,000 and $205,000 in 2010 and 2009, respectively.  We also recorded income tax benefit of $800,000 and $787,000 in 2010 and 2009, respectively.

Net Income.  Net income for 2010 was $2,952,000 compared to $3,917,000 in 2009, mainly as a result of a decrease in license revenue.

Cash Flow.  We generated $6,899,000 in positive cash flow from operations in 2010 and ended the year with $5,893,000 in cash and cash equivalents and $1,895,000 in accounts receivable.

We continue to face competition for growth in 2011 mainly in the marketing and selling of our products and services to new customers caused by a number of factors, including long sales cycles and general economic and business conditions.  In addition, there are risks related to customers’ acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize.  However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers.  Consequently, we continue to incur additional sales and marketing expense in advance of generating the corresponding revenue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States.  The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could materially differ from those estimates.  We have disclosed all significant accounting policies in Note 1 to the consolidated financial statements included in this annual report on Form 10-K.  The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies.  Critical accounting policies and estimates are:

•

Revenue Recognition;

•

Valuation of Capitalized Software;

•

Valuation of Allowance for Doubtful Accounts Receivable; and

•

Business Combinations and Goodwill.

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

Our revenues are recognized in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software Revenue Recognition, as amended.  Revenue from the sale of software licenses is predominately from standardized software and is recognized when standard software modules are delivered and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable.  Revenue from software maintenance contracts and ASP services is recognized ratably over the life of the contract.  Revenue from professional consulting services is recognized when the service is provided.

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

Business Combination, Goodwill and Other Intangible Assets

ASC 805, Business Combinations, requires that the purchase method of accounting be used for all business combinations.  It further specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill.  The intangible assets, other than goodwill, acquired in the MSBS transaction will be amortized using the straight-line method over their estimated useful lives.

Goodwill represents the cost of the MSBS assets in excess of the fair value of identifiable tangible and intangible net assets purchased.  Goodwill is not amortized but is tested for impairment.  We review our goodwill for impairment annually in the fourth quarter.  We also analyze whether any indicators of impairment exist each quarter.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of our assets, and/or slower growth rates, among others.

We estimate the fair value of MSBS using discounted expected future cash flows, supported by the results of various market approach valuation models.  If the fair value of MSBS exceeds net book value, goodwill is not impaired, and no further testing is necessary.  If the net book value exceeds fair value, we perform a second test to measure the amount of impairment loss.  To measure the amount of any impairment charge, we determine the implied fair value of goodwill in the same manner as in a business combination.

Specifically, we allocate fair value to all assets and liabilities, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill.  If the implied fair value of goodwill is less than the goodwill recorded on our consolidated balance sheet, we record an impairment charge for the difference.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2010	2009	2008
Revenues:
License	13.1%	28.5%	28.2%
Maintenance	31.8	34.4	30.8
Professional Services	40.5	22.6	25.8
Applications Service Provider (“ASP”) Services	14.6	14.5	15.2
Total Revenues	100.0	100.0	100.0

Cost of Revenues:
License	7.6	12.5	13.6
Maintenance	16.3	18.5	18.4
Professional Services	28.5	10.9	11.1
ASP Services	9.6	11.6	9.9
Total Cost of Revenues	62.0	53.5	53.0
Direct Margin	38.0	46.5	47.0

Operating Expenses:
Sales and Marketing	8.2	6.3	6.6
General and Administrative	10.9	11.5	11.6
Acquisition Costs	1.6	—	—
Research and Development	4.8	6.1	7.7
Provision for Doubtful Accounts	—	—	0.2
Total Operating Expenses	25.5	23.9	26.1
Operating Income	12.5	22.6	20.9

Other (Income) Expense:
Interest Expense	0.1	—	0.1
Interest Expense - Related Party	—	—	—
Interest Income	(0.1)	(0.1)	(0.2)
Other Expense	—	—	—
Other Income	(0.2)	(0.3)	(0.3)
Total Other (Income) Expense	(0.2)	(0.4)	(0.4)
Income Before Income Taxes	12.7	23.0	21.3
Income Tax Benefit:	4.2	4.0	12.5
Net Income	16.9%	27.0%	33.8%

YEAR ENDED DECEMBER 31, 2010 COMPARED WITH YEAR ENDED DECEMBER 31, 2009

Revenues

Total revenues were $17,457,000 for the year ended December 31, 2010 compared to $14,515,000 for the year ended December 31, 2009, an increase of 20%.  License fees were $2,288,000 for the year ended December 31, 2010 compared to $4,138,000 in 2009, as a result of fewer new customer license sales and sales to existing customers in 2010.  For the year ended December 31, 2010, maintenance revenues were $5,545,000 compared to $4,987,000 of the prior year, due to the annual renewal of existing customers’ maintenance and maintenance from new customer contracts signed in 2009.  Professional services revenue contributed $7,070,000 for the year ended December 31, 2010 compared to $3,282,000 for the year ended December 31, 2009 as a result of increased demand for new software capabilities and customizations from our current customer base and our recent acquisition of MSBS.  ASP revenues were $2,554,000 for the year ended December 31, 2010 compared to $2,108,000 for the year ended December 31, 2009 due primarily to an expanded and extended contractual relationship with two large customers.

Cost of sales increased to $10,817,000 for the year ended December 31, 2010 as compared to $7,760,000 for 2009, due to higher salaries and personnel-related expenses associated with staffing changes and our recent acquisition of MSBS.  Non-cash capitalized software amortization was $618,000 for the year ended December 31, 2010 as compared to $917,000 in 2009.  We capitalized software development costs of $3,260,000 in 2010 compared to $1,411,000 in 2009.

Expenses

Research and Development.  Research and development expenses were $847,000 for the year ended December 31, 2010 compared to $891,000 in 2009, primarily due to our research and development staff working on developing various new software capabilities that were capitalized in 2010.  We intend to continue to maintain our ongoing effort to enhance the functionality of our products and solutions to remain competitive.

Sales and Marketing.  Sales and marketing expenses increased to $1,424,000 for the year ended December 31, 2010 from $906,000 in 2009, primarily due to costs related to increased advertising and promotion and personnel-related costs.

Acquisition.  Acquisition expenses were approximately $285,000 for the year ended December 31, 2010 as compared to zero in the same period of 2009.  These expenses were in connection with the acquisition of MSBS.

General and Administrative.  General and administrative expenses were $1,902,000 in 2010 as compared to $1,674,000 in 2009.  The increase in the general and administrative expenses was mainly due to the costs related to our recent acquisition of MSBS.

Other Expense.  We had $0 of other expense for the year ended December 31, 2010 compared to $1,000 for the year ended December 31, 2009.

Other Income.  We had $43,000 of other income for the year ended December 31, 2010 compared to $45,000 of other income for the year ended December 31, 2009.

Income Tax Benefit.  In 2010, we recorded income taxes of $63,000, which is comprised of New Jersey state tax and Federal alternative minimum tax.  We also recorded an income tax benefit of $800,000 in 2010.

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

Income Tax Benefit.  In 2009, we recorded income taxes of $205,000, which is comprised of New Jersey state tax and Federal alternative minimum tax.  We also recorded an income tax benefit of $787,000 in 2009.

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

At December 31, 2010, we had cash and cash equivalents of $5,893,000 compared to cash and cash equivalents of $4,324,000 at December 31, 2009.  The increase in cash and cash equivalents is primarily attributable to payments due from new contract sales in 2009.  Three new contracts were signed at the end of 2009 for which payment was due in 2010.

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

In December 31, 2010, we had working capital of $5,013,000 compared to working capital of $7,232,000 at December 31, 2009.  This decrease in our working capital resulted primarily from a decrease in license revenue in 2010.  Net cash provided from operating activities totaled approximately $6,899,000 in 2010 compared to approximately $1,776,000 in 2009.  In 2010, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.  The Company had a significant increase in its accounts receivable in 2009 due to the license sales to new customers offset by non-cash expenses and payment of liabilities.

In 2010, net cash used for investing activities was approximately $5,172,000 compared to approximately $1,413,000 in 2009.  The increase in net cash used for investing activities was mainly due to capitalized acquisition expenditures related to the acquisition of MSBS and a significant increase in capitalized software.  We expect capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  We use cash to invest in capital and other assets to support our growth.

In 2010, net cash provided from (used for) financing activities was approximately $(159,000) compared to approximately $(725,000) in 2009.  The cash provided from financing activities in 2010 consisted of proceeds from the exercise of stock options and warrants and included the payment of debt related to the acquisition of MSBS.  The cash provided from (used for) financing activities in 2009 consisted of dividends paid to common stockholders and proceeds from the exercise of stock options and warrants.

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

On February 17, 2009, we announced that our board of directors declared a special cash dividend in the amount of $0.03 per share on our common stock.  This dividend was paid on April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009.  The Company also announced that in light of its decision to declare a special cash dividend, the Board of Directors had determined that the Company would suspend its common stock buyback plan until further notice.

On April 12, 2010, the Company announced the acquisition of MSBS, a provider of business intelligence and advanced analytical solutions to the insurance industry based in New York, New York.  The Company acquired substantially all of MSBS’ assets (excluding working capital) for an aggregate purchase price of $2,450,000, with no assumed indebtedness, payable as follows: (i) a cash flow payment in the amount of $1,760,000; (ii) the execution and delivery by the Company to MSBS of a non-negotiable, subordinated promissory note in the aggregate principal amount of $600,000; and (iii) the delivery to MSBS of 76,014 shares of our common stock, which number of shares had a fair market value of $90,000 calculated as provided for in the purchase agreement.

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

Our future liquidity and capital resource requirements will depend on many factors, including but not limited to the following trends and uncertainties we face:

•

Our ability to generate cash is subject to general economic, financial, competitive and other factors beyond its control;

•

Our need to invest resources in product development in order to continue to enhance our current product, develop new products, attract and retain customers and keep pace with competitive product introductions and technological developments;

•

We experience intense competition in our industry and continuing technological changes;

•

Insurance companies typically are slow in making decisions and have numerous bureaucratic and institutional obstacles, which can make our efforts to attain new customers difficult;

•

We compete with a number of larger companies who have greater resources than those of ours – we do so on the basis of insurance knowledge, products, services, price, technological advances and system functionality and performance;

•

Our operations depend upon the continuing business of our existing customers and our ability to attract new customers; and

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

Net Operating Tax Loss Carryforwards

At December 31, 2010, we had approximately $17,000,000 of federal net operating tax loss carryforwards expiring at various dates through 2026.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating tax loss carryforwards and tax credit carryforwards in periods following an ownership change.  These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period, which is generally a three-year period.  As a result of stock which may be issued by us from time to time or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating tax loss carryforwards could be significantly limited.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at December 31, 2010:

Payments due by period
(in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$2,166	$876	$1,290	$—	$—
Total	$2,166	$876	$1,290	$—	$—

We lease one facility in Fairfield, New Jersey, which lease expires at October 31, 2012 and one facility in New York, New York, which lease expires January 31, 2014.  We also lease various telephone and computer equipment.

OFF-BALANCE-SHEET ARRANGEMENTS

During the fiscal year ended December 31, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

RECENT ACCOUNTING AND AUDITING DEVELOPMENTS

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 requires a greater level of disaggregation in disclosures relating to the credit quality of the Company’s financing receivables and allowance for loan losses.  Furthermore, ASU 2010-20 also requires enhanced disclosures around nonaccurual and past due financing receivables, impaired loans and loan modifications.  The standard is effective for the first interim or annual reporting periods ending on or after December 15, 2010.

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements.  This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements.  This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2010, the FASB issued an additional accounting pronouncement that amended certain requirements for subsequent events (FASB ASC Topic 855), which requires an SEC filer or a conduit bond obligor to evaluate subsequent events through the date the financial statements are available to be issued and removes the previous requirements to disclose the date through which subsequent events have been evaluated.  The amended amendments were effective on issuance of the final pronouncement.  The adoption of this pronouncement had no effect on our consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance.  ASU 2009-13 amends ASC 605, Revenue Recognition, Section 25, Multiple-Element Arrangements, as follows: modifies criteria used to separate elements in a multiple-element arrangement, introduces the concept of “best estimate of selling price” for determining the selling price of a deliverable, requires use of the relative selling price method and prohibits use of the residual method to allocate arrangement consideration among units of accounting, and expands the disclosure requirements for all multiple-element arrangements within the scope of ASC 605-25.

ASU 2009-14 amends the scope of ASC 985, Software, and ASC 605, Revenue Recognition, to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance.  Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU 2009-13.  The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC 250, Accounting Changes and Error Corrections.  Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable.  Management is reviewing ASU 2009-13 and ASU 2009-14 for applicability to the Company’s revenue recognition policies.  The Company will adopt this standard for our fiscal year beginning January 1, 2011.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control – Integrated Framework.”

Based upon its assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based upon those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM  10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item and not otherwise set forth below will be included in the Proxy Statement and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 10, 2011, regarding our executive officers:

Name	Age	Position
John W. Roblin	65	Chairman of the Board of Directors and Chief Executive Officer
Manish D. Shah	39	Director, President and Chief Technology Officer
Maryanne Z. Gallagher	49	Executive Vice President and Chief Operating Officer
Ann F. Massey	52	Chief Financial Officer and Secretary

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

ITEM  11.  EXECUTIVE COMPENSATION

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM  14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM  1.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

The following documents are filed as a part of this report.

(1)

Financial Statements

Reference is made to the Index to Financial Statements on Page 31 of this report.

(2)

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts.	F-24

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

We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and its subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cover-All Technologies Inc. and its subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of Cover-All Technologies Inc.’s internal control over financial reporting as of December 31, 2010, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ MSPC

Certified Public Accountants and Advisors,
A Professional Corporation

New York, New York
March 24, 2011

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets:
Current Assets:
Cash and Cash Equivalents	$5,892,649	$4,324,446
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000 in 2010 and 2009)	1,895,205	5,086,482
Prepaid Expenses	691,020	415,491
Deferred Tax Asset	800,000	806,750
Total Current Assets	9,278,874	10,633,169

Property and Equipment — At Cost:
Furniture, Fixtures and Equipment	956,269	624,266
Less: Accumulated Depreciation	530,701	371,329
Property and Equipment — Net	425,568	252,937
Goodwill	1,039,114	—

Capitalized Software (Less Accumulated Amortization of $12,584,710 and $11,966,365 in 2010 and 2009, Respectively)	5,804,093	2,341,960
Customer Lists/Relationships (Less Accumulated Amortization of $52,759 and $-0- in 2010 and 2009, Respectively)	167,241	—
Non-Competition Agreements (Less Accumulated Amortization of $46,044 and $-0- in 2010 and 2009, Respectively)	113,955	—
Deferred Tax Asset	2,467,500	1,660,750
Other Assets	217,015	110,151
Total Assets	$19,513,360	$14,998,967

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$273,910	$208,814
Note Payable	400,000	—
Accrued Liabilities	1,363,706	1,275,058
Taxes Payable	—	139,035
Deferred Charges	52,545	27,510
Unearned Revenue	2,175,683	1,750,303
Total Current Liabilities	4,265,844	3,400,720

Long-Term Liabilities:
Deferred Charges	43,788	96,333
Total Liabilities	4,309,632	3,497,053
Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 25,201,671 and 24,885,656 Shares Issued and 24,999,801 and 24,683,786 Shares Outstanding in 2010 and 2009, Respectively	252,017	248,856

Capital In Excess of Par Value	30,450,122	29,703,254

Accumulated Deficit	(15,333,517)	(18,285,302)

Treasury Stock — 201,870 Shares — At Cost	(164,894)	(164,894)

Total Stockholders’ Equity	15,203,728	11,501,914

Total Liabilities and Stockholders’ Equity	$19,513,360	$14,998,967

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2010	2009	2008
Revenues:
Licenses	$2,288,202	$4,138,252	$3,802,293
Maintenance	5,545,142	4,987,218	4,150,909
Professional Services	7,069,715	3,281,973	3,476,877
Application Service Provider (“ASP”) Services	2,553,766	2,107,949	2,037,180
Total Revenues	17,456,825	14,515,392	13,467,259

Costs of Revenues:
Licenses	1,326,973	1,808,449	1,830,909
Maintenance	2,834,910	2,685,549	2,476,645
Professional Services	4,976,200	1,577,075	1,501,525
ASP Services	1,679,248	1,689,194	1,335,505
Total Costs of Revenues	10,817,331	7,760,267	7,144,584
Direct Margin	6,639,494	6,755,125	6,322,675

Operating Expenses:
Sales and Marketing	1,423,656	906,074	883,428
General and Administrative	1,901,673	1,674,445	1,540,044
Acquisition Costs	285,240	—	—
Research and Development	847,496	890,951	1,035,014
Provision for Doubtful Accounts	—	—	20,770
Total Operating Expenses	4,458,065	3,471,470	3,479,256
Operating Income	2,181,429	3,283,655	2,843,419

Other (Income) Expense:
Interest Expense	18,740	—	9,469
Interest Expense — Related Party	—	—	2,615
Interest Income	(8,687)	(6,172)	(31,952)
Other Expense	—	616	—
Other Income	(43,477)	(45,370)	(40,405)
Total Other (Income) Expense	(33,424)	(50,926)	(60,273)
Income Before Income Taxes	2,214,853	3,334,581	2,903,692
Income Tax (Benefit)	(736,933)	(582,325)	(1,652,634)
Net Income	$2,951,786	$3,916,906	$4,556,326

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2010	2009	2008
Basic Earnings Per Common Share	$.12	$.16	$.19
Diluted Earnings Per Common Share	$.12	$.16	$.19
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	24,828,000	24,591,000	23,794,000
Weighted Average Number of Common Shares Outstanding for Diluted Income Earnings Per Common Share	25,590,000	25,057,000	24,203,000

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2008	$231,923	$28,073,659	$(26,020,150)	$—	$2,285,432
Exercise of 540,539 Stock Options	5,405	275,945	—	—	281,350
Grant of 83,169 Shares of Common Stock to Non-Employee Directors	832	83,168	—	—	84,000
Conversion of $62,265 of Convertible Debt	8,742	253,523	—	—	262,265
Purchase of 201,870 Shares of Treasury Stock	—	—	—	(164,894)	(164,894)
Non-Cash Stock-Based Compensation	—	499,351	—	—	499,351
Net Income	—	—	4,556,326	—	4,556,326
Balance at December 31, 2008	246,902	29,185,646	(21,463,824)	(164,894)	7,803,830
Exercise of 26,429 Stock Options and Warrants	264	13,036	—	—	13,300
Vesting of 75,000 Shares of Restricted Stock to One of Our Executives	750	(750)	—	—	—
Grant of 84,000 Shares of Restricted Stock to Non- Employee Directors	840	83,160	—	—	84,000
Grant of 10,000 Shares of Restricted Stock to Our Investor Relations Firm	100	12,400	—	—	12,500
Non-Cash Stock-Based Compensation	—	409,762	—	—	409,762
Dividends Paid to Common Stockholders	—	—	(738,384)	—	(738,384)
Net Income	—	—	3,916,906	—	3,916,906
Balance at December 31, 2009	248,856	29,703,254	(18,285,302)	(164,894)	11,501,914
Exercise of 60,000 Stock Options and Warrants	600	40,700	—	—	41,300
Vesting of 107,500 Shares of Restricted Stock to Several of Our Employees	1,075	(1,075)	—	—	—
Grant of 72,501 Shares of Restricted Stock to Non- Employee Directors	725	99,164	—	—	99,889
Grant of 76,014 Shares of Stock to MSBS Related to the Acquisition	760	89,240	—	—	90,000
Non-Cash Stock-Based Compensation	—	518,839	—	—	518,839
Net Income	—	—	2,951,786	—	2,951,786
Balance at December 31, 2010	$252,016	$30,450,122	$(15,333,516)	$(164,894)	$15,203,728

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net Income	$2,951,786	$3,916,906	$4,556,326
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Bad Debt Expense	—	—	20,770
Depreciation	159,835	72,165	70,706
Amortization of Capitalized Software	618,345	917,207	868,405
Amortization of Customer Lists/Relationships	52,759	—	—
Amortization of Non-Competition Agreements	46,044	—	—
Amortization of Deferred Financing Costs	—	—	26,273
Amortization of Stock-Based Compensation	518,839	409,762	583,351
Stock-Based Compensation Provided for Services	99,889	96,500	—
Deferred Tax Benefit	(800,000)	(787,500)	(1,680,000)
Write-off of Leasehold Improvement	—	616	—

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	3,191,277	(3,030,667)	1,595,836
Prepaid Expenses	(245,274)	(80,688)	(41,408)
Other Assets	(106,864)	—	—
Increase (Decrease) in:
Accounts Payable	65,096	(18,193)	(352,439)
Accrued Liabilities	88,648	213,993	(19,070)
Taxes Payable	(139,035)	139,035	—
Deferred Charges	(27,510)	(22,503)	(22,503)
Unearned Revenue	425,380	(50,182)	312,940
Net Cash Provided from Operating Activities	6,899,215	1,776,451	5,919,187

Cash Flows from Investing Activities:
Capital Expenditures	(119,810)	(2,335)	(224,542)
Capitalized Software Expenditures	(3,260,479)	(1,411,057)	(1,135,545)
Cost of Acquisition	(1,792,023)	—	—

Net Cash Used for Investing Activities	(5,172,312)	(1,413,392)	(1,360,087)

Cash Flows from Financing Activities:
Payment of Debt	(200,000)	—	—
Dividends Paid to Common Stockholders	—	(738,383)	—
Proceeds from Exercise of Stock Options, Restricted Stock and Warrants	41,300	13,300	281,350
Purchase of Treasury Stock	—	—	(164,894)

Net Cash Provided from (Used for) Financing Activities	(158,700)	(725,083)	116,456
Increase (Decrease) in Cash and Cash Equivalents	1,568,203	(362,024)	4,675,556

Cash and Cash Equivalents — Beginning of Years	4,324,446	4,686,470	10,914

Cash and Cash Equivalents — End of Years	$5,892,649	$4,324,446	$4,686,470

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$18,740	$—	$9,469
Interest — Related Party	$—	$—	$2,615
Income Taxes	$267,102	$66,140	$27,367

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

Supplemental Disclosures of Non-Cash Investing Activities:
   On April 12, 2010, the Company purchased certain assets of Moore Stephens Business Solutions, LLC (“MSBS”). In connection with the acquisition, debt was issued as follows:

Fair Value of Assets Acquired	$2,482,023
Cash Paid for the Assets Acquired	(1,792,023)
Fair Value of Common Stock Issued	(90,000)

Debt Issued	$600,000

The Company issued an aggregate of 76,014 shares of its common stock in connection with the acquisition. See Note 3 of the Consolidated Financial Statements for further details on the acquisition.

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Summary of Significant Accounting Policies

Description of Business — Cover-All Technologies Inc., through its wholly-owned subsidiary, Cover-All Systems, Inc., licenses and maintains its software products for the property/casualty insurance industry throughout the United States and Puerto Rico. The subsidiary also provides professional consulting services to its customers interested in customizing their software.

Principles of Consolidation — The consolidated financial statements include the accounts of Cover-All Technologies Inc. and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition — Our revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 986-605, Software Revenue Recognition. Revenue from the sale of software licenses is recognized when standardized software modules are delivered to and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable. Revenue from software maintenance contracts and ASP services are recognized ratably over the lives of the contracts. Revenue from professional services is recognized when the service is provided.

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

Cash and Cash Equivalents — We consider all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Risk Concentrations — Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these deposits. Management believes that the amount of cash beyond insured amounts at December 31, 2010 is not at significant risk.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers principally major insurance companies, who are dispersed across many geographic regions. As of December 31, 2010, four customers accounted for approximately 70% of our trade accounts receivable portfolio. As of December 31, 2009, three customers accounted for approximately 71% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2

[1] Summary of Significant Accounting Policies [Continued]

Impairment of Long-Lived Assets — We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made.

Stock-Based Compensation — We follow the guidance of ASC 718, Accounting for Stock Options and Other Stock-Based Compensation. ASC 718 requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards. Prior to our adoption of ASC 718, we applied the intrinsic value method to calculate the compensation expense for share-based awards. Historically, we have generally set the exercise price for our stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and we did not record any compensation expense unless the terms of the options were subsequently modified. For restricted stock awards, the calculation of compensation expense is the same.

For the year ended December 31, 2010, we recognized $618,728 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2009, we recognized $506,262 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2008, we recognized $583,351 of stock-based compensation expense in our consolidated financial statements. We recognized expense because we had (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006 and (b) stock options and restricted stock granted subsequent to January 1, 2006.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model. ASC 718 requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced.

Property and Equipment — Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets. Depreciation expense in 2010, 2009 and 2008 was $159,835, $72,165 and $70,706, respectively.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[1] Summary of Significant Accounting Policies [Continued]

Intangible Assets — All of the Company’s intangible assets are amortized using the straight-line method over their estimated useful lives, which ranges from 30 months to 3 years. The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the intangible asset to its carrying value. If an impairment exists, the Company calculates the impairment by comparing the carrying value of the intangible asset to its fair value as determined by discounted expected cash flows. The Company has not recorded any impairments in 2010, 2009 or 2008.

Goodwill — We review our goodwill for impairment annually in the fourth quarter. We also analyze whether any indicators of impairment exist each quarter. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of our assets, and/or slower growth rates, among others.

We estimate the fair value of MSBS using discounted expected future cash flows, supported by the results of various market approach valuation models. If the fair value of MSBS exceeds net book value, goodwill is not impaired, and no further testing is necessary. If the net book value exceeds fair value, we perform a second test to measure the amount of impairment loss. To measure the amount of any impairment charge, we determine the implied fair value of goodwill in the same manner as in a business combination.

Specifically, we allocate fair value to all assets and liabilities, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our consolidated balance sheet, we record an impairment charge for the difference. There was no recorded impairment of goodwill during the year ended December 31, 2010.

Capitalized Software — Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Amortization is calculated on a product-by-product basis as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product. At each balance sheet date, the unamortized capitalized costs of each computer software product is compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and deploying that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

Advertising Expense — We expense advertising costs as incurred. Advertising expense in 2010, 2009 and 2008 was $243,136, $121,460 and $79,166, respectively, and is reported as a component of sales and marketing expense.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

[1] Summary of Significant Accounting Policies [Continued]

Income Taxes — As defined by ASC 740, Accounting for Income Taxes, income tax expense (or benefit) for the year is the sum of deferred tax expense (or benefit) and income taxes currently payable (or refundable). Deferred tax expense (or benefit) is the change during the year in a company’s deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share — We follow the provisions of ASC 260, Earnings per Share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. ASC 260 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on per share amounts (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Equity instruments that may dilute earnings per share in the future are listed in Note 8.

The dilutive effect of convertible debt is reflected in diluted earnings per share by the application of the if-converted method. The convertible debt could potentially dilute basic earnings per share in future periods.

Deferred Charges — The Company’s lease on its premises provides for periodic increases over the lease term. Pursuant to ASC 840, Accounting for Leases, the Company records rent expense on a straight-line basis. The effect of this difference is recorded as deferred charges.

Fair Value of Financial Instruments — Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including the cash accounts receivable, accounts payable and accrued expenses, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. The fair value of property and equipment is estimated to approximate their net book value.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5

[2] Recently Issued Accounting Standards

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires a greater level of disaggregation in disclosures relating to the credit quality of the Company’s financing receivables and allowance for loan losses. Furthermore, ASU No. 2010-20 also requires enhanced disclosures around nonaccrual and past due financing receivables, impaired loans and loan modifications. The standard is effective for the first interim or annual reporting periods ending on or after December 15, 2010.

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements. This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level I and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not believe the adoption of this guidance has had a material impact on its consolidated financial position or results of operations.

In September, 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance. ASU No. 2009-13 amends ASC 605, Revenue Recognition, 25, Multiple-Element Arrangements, as follows: modifies criteria used to separate elements in a multiple-element arrangement, introduces the concept of “best estimate of selling price” for determining the selling price of a deliverable, establishes a hierarchy of evidence for determining the selling price of a deliverable, requires use of the relative selling price method and prohibits use of the residual method to allocate arrangement consideration among units of accounting, and expands the disclosure requirements for all multiple-element arrangements within the scope of ASC 605-25.

ASU No. 2009-14 amends the scope of ASC 985, Software, 605, Revenue Recognition, to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU No. 2009-13. The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC 250, Accounting Changes and Error Corrections. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. Management is reviewing ASU No. 2009-13 and ASU No. 2009-14 for applicability to the Company’s revenue recognition policies. The Company will adopt these standards for our fiscal year beginning January 1, 2011.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

[3] Acquisition, Goodwill and Other Intangible Assets

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

On April 12, 2010 the MSBS acquisition was valued at $2,482,023. As a result of that acquisition, the Company acquired the following assets:

Prepaid Expenses	$30,253
Computer Equipment	106,400
Furniture and Fixtures	89,480
Leasehold Improvements	16,775
Partially Complete Software	820,000
Agreements	160,000
Customer Lists/Relationships	220,000
Goodwill	1,039,115

Total	$2,482,023

The above amounts represent the allocation of the purchase price based on the asset valuation which occurred during April 2010. Goodwill resulted from the acquisition price exceeding the fair market value of assets acquired.

[4] Commitments, Contingencies and Related Party Transactions

Operating Leases — We lease approximately 20,000 square feet of office space under a lease which expires in October 2012 and approximately 6,000 square feet of office space under a lease which expires in January 2014.

Rent expense was $600,904, $442,816 and $403,507 for the years ended December 31, 2010, 2009 and 2008, respectively.

Our future minimum lease commitments under the noncancellable operating leases for rental of our office space in effect at December 31, 2010 were as follows:

Year ending December 31,
2011	$696,891
2012	630,450
2013	277,048
2014 and Thereafter	23,125

Total	$1,627,514

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[4] Commitments, Contingencies and Related Party Transactions [Continued]

Employment Contracts — Effective January 1, 2010, we have an employment contract with one of our executives with an expiration date of December 31, 2011. The aggregate commitment for future salary at December 31, 2010 was approximately $350,000. The aggregate commitment for future salary at December 31, 2009 was approximately $700,000. The contract also includes a bonus based on the performance of the Company. The contract also grants 150,000 stock options and 150,000 shares of restricted stock on the effective date. We had an employment contract with one of our executives with an expiration date of December 31, 2009. The aggregate commitment for future salary at December 31, 2008 was approximately $325,000. The contract also included a bonus based on the performance of the Company. The contract also granted 72,463 stock options and 150,000 shares of restricted stock on the effective date.

[5] Income Taxes

An analysis of the components of the income tax provision is as follows:

	Years ended
	December 31,
	2010	2009	2008
Current:
Federal	$11,492	$106,412	$21,849
State	51,575	98,763	5,517

Totals	63,067	205,175	27,366
Deferred:
Federal	(800,000)	(787,500)	(1,680,000)
State	—	—	—

Totals	(800,000)	(787,500)	(1,680,000)

Income Tax (Benefit)	$(736,933)	$(582,325)	$(1,652,634)

The income tax for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years ended
	December 31,
	2010	2009	2008
Computed Federal Statutory Tax	$753,050	$1,133,758	$987,255
Valuation Allowance Adjustment to Deferred Tax Asset	(800,000)	(787,500)	(1,680,000)
Tax Benefit of Federal Net Operating Loss Carryforward	(689,983)	(928,583)	(959,889)

Actual Tax (Benefit)	$(736,933)	$(582,325)	$(1,652,634)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[5] Income Taxes [Continued]

The components of the net deferred tax asset and liability were as follows:

	Years ended
	December 31,
	2010	2009
Deferred Tax Assets — Current:
Accounts Receivable Allowance	$10,000	$10,000
Vacation Accrual	10,000	10,000
Net Operating Loss Carryforward	780,000	786,750

Current Deferred Tax Asset	$800,000	$806,750

Deferred Tax Asset (Liability) — Long-Term:
Net Operating Loss Carryforward	$6,232,000	$6,232,000
Capitalized Software	(2,322,000)	(937,000)
Depreciation and Amortization	64,000	29,000
Valuation Allowance	(1,506,500)	(3,663,250)
Long-Term Deferred Tax Asset	$2,467,500	$1,660,750

We adjusted our Deferred Tax Asset Valuation Allowance as of December 31, 2010 by decreasing the allowance by $800,000. This amount represents the tax benefit, which is based upon anticipated profitability that we have determined to be more likely than not to be realized in future periods. The net change during 2010 in the total valuation allowance was $2,156,750.

We adjusted our Deferred Tax Asset Valuation Allowance as of December 31, 2009 by decreasing the allowance by $787,500. This amount represents the tax benefit, which is based upon anticipated profitability that we have determined to be more likely than not to be realized in future periods. The net change during 2010 in the total valuation allowance was $2,078,750.

At December 31, 2010, we had approximately $16,000,000 of federal net operating tax loss carryforwards expiring at various dates through 2026. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time, and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

[6] Note Payable

In connection with the acquisition of MSBS (see Note 3), the Company issued a $600,000, 5% note payable. The note is to be paid in $100,000 quarterly installments, with the final payment to be made on October 12, 2011.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9

[7]    Stock-Based Compensation

Stock Options

In June 2005, we adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At December 31, 2010 and 2009, an aggregate of 2,238,037 and 3,192,537 shares, respectively, were available for grant under the 2005 Stock Incentive Plan.

The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes”) to measure fair value of the share-based awards. The Black-Scholes model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the expected stock price volatility, the expected life of the option award, the risk-free interest rate of return and dividends during the expected term.

—  Expected volatilities are based on historical volatility of the Company’s stock during the preceding periods. The Company uses “Level 1” inputs, which are our trading market values in active markets.

—  The Company uses historical data to estimate expected life of the option award. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.

—  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

—  The Company does not anticipate issuance of dividends during the expected term.

	2010	2009
Expected volatility	45%–50%	45%–50%
Weighted-average volatility	47%	48%
Expected dividends	0%	0%
Expected term (in years)	3–5	3–5
Risk-free interest rate	3%	3%

As of December 31, 2010, there was approximately $889,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted by the Company. That cost is expected to be recognized over a weighted-average period of 2.0 years.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10

[7]    Stock-Based Compensation [Continued]

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2008	2,533,000	$0.34-2.00	2.1 Years	$.97

Granted	347,463	0.85-1.38	4.5 Years	.96
Exercised	(625,000)	0.34-0.60		.52
Canceled	—	—		—
Expired	(758,000)	1.25-2.00		1.42

Balance, December 31, 2008	1,497,463	$0.36-1.40	3.4 Years	$.92

Granted	360,000	1.00-1.05	4.2 Years	1.01
Exercised	(55,000)	0.61-1.16		.66
Canceled	—	—		—
Expired	—	—		—

Balance, December 31, 2009	1,802,463	$0.36-1.40	2.8 Years	$.95

Granted	567,500	1.12-1.55	4.3 Years	1.40
Exercised	(10,000)	1.05		1.05
Canceled	(75,000)	1.25		1.25
Expired	—	—	—

Balance, December 31, 2010	2,284,963	$0.36-1.55	2.3 Years	$1.05

The options granted during 2010 are distributed as follows:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
Exercise Price at Stock Price	567,500	$1.40	$.60

The options granted during 2009 are distributed as follows:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
Exercise Price at Stock Price	360,000	$1.01	$.66

The options granted during 2008 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
Exercise Price at Stock Price	347,463	$.96	$.96

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11

[7]    Stock-Based Compensation [Continued]

Exercisable options at December 31, 2010, 2009 and 2008 were as follows:

December 31,	Number of Exercisable Options	Weighted-Average Exercise Price
2010	1,385,963	$.92
2009	1,145,463	$.86
2008	699,152	$.70

The following table summarizes information about stock options at December 31, 2010:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$ .36-$ .41	220,000	.6 Years	$ .41	220,000	$ .41
$ .79-$1.05	1,125,000	2.1 Years	$ .87	767,250	$ .85
$1.12-$1.55	939,963	3.1 Years	$1.41	398,713	$1.34

	2,284,963	2.3 Years	$1.05	1,385,963	$ .92

Warrants

There were 100,000 warrants outstanding at December 31, 2010. The exercise prices for all the warrants issued and outstanding as of December 31, 2010 were equal to or greater than the market price of our stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
Balance, December 31, 2008	121,429	$.35	2.35	Years	$.35

Exercised	(21,429)	.35			.35

Balance, December 31, 2009	100,000	$.35	1.11	Years	$.35

Balance, December 31, 2010	100,000	$.35	.11	Years	$.35

Exercisable Warrants at December 31, 2010, 2009 and 2008 were as follows:

December 31,	Number of Exercisable Warrants	Weighted-Average Exercise Price
2010	100,000	$.35
2009	100,000	$.35
2008	121,429	$.35

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12

[7]    Stock-Based Compensation [Continued]

Time-Based Restricted Stock Units

In 2010, 2009 and 2008, we granted 387,000, -0- and 257,500, respectively, time-based RSUs vesting through June 2, 2013.

A summary of our time-based RSUs for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance, January 1, 2008	125,000	$1.40

Granted	257,500	$1.16
Vested	—	—
Forfeited or Expired	—	—

Balance, December 31, 2008	382,500	$1.24

Granted	—	$—
Vested	(150,000)	—
Forfeited or Expired	(17,500)	—

Balance, December 31, 2009	215,000	$1.13

Granted	387,000	$1.38
Vested	(107,500)	—
Forfeited or Expired	(25,000)	—

Balance, December 31, 2010	469,500	$1.28

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

We follow ASC 718, Accounting for Stock Options and Other Stock-Based Compensation. Among other items, ASC 718 requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards. For restricted stock awards, the calculation of compensation expense under ASC 718 is based on the intrinsic value of the grant.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13

[7]    Stock-Based Compensation [Continued]

For the year ended December 31, 2010, we recognized $518,839 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2009, we recognized $409,762 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2008, we recognized $583,351 of stock-based compensation expense in our consolidated financial statements.

[8]    Basic Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	2010	2009	2008
Numerator:
Net Income	$2,951,786	$3,916,906	$4,556,326

Numerator for Diluted Earnings Per Common Share	$2,951,786	$3,916,906	$4,556,326

Denominator:
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	24,828,000	24,591,000	23,794,000

Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	687,000	398,000	329,000
Exercise of Warrants	75,000	68,000	80,000

Denominator for Diluted Earnings Per Common Share	25,590,000	25,057,000	24,203,000

Basic Earnings Per Common Share	$.12	$.16	$.19

Diluted Earnings Per Common Share	$.12	$.16	$.19

Equity instruments that may dilute earnings per share in the future are listed in Note 5. We use the treasury stock method to compute diluted earnings per share, whereby the proceeds from the exercise of dilutive instruments are hypothetically used to repurchase outstanding shares at market prices.

Options to purchase an aggregate of 342,500 shares of common stock and restricted stock of 229,500 shares ranging from $1.50 to $1.55 per share were outstanding at December 31, 2010, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

Options to purchase an aggregate of 554,963 shares of common stock at prices ranging from $1.38 to $1.40 per share were outstanding at December 31, 2009, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

Options to purchase an aggregate of 577,463 shares of common stock at prices ranging from $1.16 to $1.40 per share were outstanding at December 31, 2008, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14

[9]    Supplemental Data

Accrued liabilities consist of the following:

	Years ended December 31,
	2010	2009
Accrued Bonuses, Payroll, Commissions, Benefits, Temporary Help and Consulting	$1,080,402	$908,069
Accrued Professional Fees	227,900	224,726
Other	55,404	142,263

Totals	$1,363,706	$1,275,058

[10]    401(k) Plan

Upon date of hire, employees are eligible to participate in our Tax Saver 401(k) Salary Reduction Plan. Employees can save a percentage of pay on a pre-tax basis to an annual maximum of $22,000 for the year ended December 31, 2010. We match $.50 for each $1.00 of the first 5% of pay employees elect to defer. Expenses associated with this plan in 2010, 2009 and 2008 were approximately $127,228, $81,274 and $76,184, respectively.

[11]    Stockholders’ Equity

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15

[12]    Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of our cash and cash equivalents, trade receivables and accounts payables and accrued expenses, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities.

[13]    Major Customers

For the year ended December 31, 2010, sales to four customers amounted to approximately 19%, 11%, 11% and 10% of revenues, respectively.

For the year ended December 31, 2009, sales to three customers amounted to approximately 15%, 15% and 12% of revenues, respectively.

For the year ended December 31, 2008, sales to three customers amounted to approximately 27%, 17% and 15% of revenues, respectively.

All of the major customers referred to above, other than the three customers in 2010 with 19%, 11% and 10% of revenues, and one customer in 2009 with 15% of revenues, are units of CHARTIS, Inc., formerly associated with American International Group, Inc.

.    .    .    .    .    .    .    .    .    .

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Accumulated amortization of capitalized software and software license:
Year Ended December 31, 2010	$11,966,365	$618,345	$—	$12,584,710
Year Ended December 31, 2009	$11,049,157	$917,208	$—	$11,966,365
Year Ended December 31, 2008	$10,180,752	$868,405	$—	$11,049,157

Accumulated amortization of Customer lists/relationship:
Year Ended December 31, 2010	$—	$52,759	$—	$52,759
Year Ended December 31, 2009	$—	$—	$—	$—
Year Ended December 31, 2008	$—	$—	$—	$—

Accumulated amortization of non-compete agreements:
Year Ended December 31, 2010	$—	$46,044	$—	$46,044
Year Ended December 31, 2009	$—	$—	$—	$—
Year Ended December 31, 2008	$—	$—	$—	$—

Allowance for Doubtful Accounts:
Year Ended December 31, 2010	$25,000	$—	$—	$25,000
Year Ended December 31, 2009	$25,000	$—	$—	$25,000
Year Ended December 31, 2008	$25,000	$20,770	$20,770	$25,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date:  March 24, 2011

By:   /s/ John W. Roblin

John W. Roblin

Chairman of the Board of Directors and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John W. Roblin John W. Roblin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 24, 2011

/s/ Ann F. Massey Ann F. Massey	Chief Financial Officer, Controller and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 24, 2011

/s/ Manish D. Shah Manish D. Shah	Director, President and Chief Technology Officer	March 24, 2011

/s/ Russell Cleveland Russell Cleveland	Director	March 24, 2011

/s/ Earl Gallegos Earl Gallegos	Director	March 24, 2011

/s/ Stephen M. Mulready Stephen M. Mulready	Director	March 24, 2011

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

10(c)(21)†

Amendment No. 1 to the Cover-All Technologies Inc. Amended and Restated 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10(c)(21) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on January 3, 2011].

10(d)(1)

Lease Agreement, dated March 3, 2005, by and between the Registrant and Fairfield 80 Venture, LLC [incorporated by reference to Exhibit 10(d)(4) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 25, 2005].

10(d)(2)*

Agreement of Lease, dated December 11, 2008, by and between Moore Stephens Business Solutions, LLC and Green 317 Madison, LLC.

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

10(k)

Client Services Addendum, effective as of January 1, 2005, between the Registrant and AIG [incorporated by reference to Exhibit 10(k) to the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-156397) filed on August 6, 2009].**

10(l)(1)

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

10(m)†

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

**

Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act.

†

Denotes a management contract or compensatory plan or arrangement.