Form 10-Q
period 2011-03-31
COVER ALL TECHNOLOGIES INC
filed 2011-05-13
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	[ ]		Accelerated filer [ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2011
Common Stock, $.01 par value per share	25,184,801 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

.   .   .   .   .   .   .   .   .   .

PART I:

FINANCIAL INFORMATION

Item 1.

Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$4,364,561	$5,892,649
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	2,946,513	1,895,205
Prepaid Expenses	754,358	691,020
Deferred Tax Asset	800,000	800,000

Total Current Assets	8,865,432	9,278,874

Property and Equipment — At Cost:
Furniture, Fixtures and Equipment	956,269	956,269
Less: Accumulated Depreciation	573,387	530,701

Property and Equipment — Net	382,882	425,568

Goodwill	1,039,114	1,039,114

Capitalized Software (Less Accumulated Amortization of $12,879,567 and $12,584,710, Respectively)	6,734,380	5,804,093

Customer Lists/Relationships (Less Accumulated Amortization of $71,093 and $52,759, Respectively)	148,907	167,241

Non-Competition Agreements (Less Accumulated Amortization of $62,044 and $46,045, Respectively)	97,956	113,955

Deferred Tax Asset	2,467,500	2,467,500

Other Assets	216,446	217,015

Total Assets	$19,952,617	$19,513,360

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$274,734	$273,910
Note Payable	300,000	400,000
Accrued Expenses Payable	504,142	1,363,706
Taxes Payable	37,385	—
Deferred Charges	52,545	52,545
Unearned Revenue	2,199,359	2,175,683

Total Current Liabilities	3,368,165	4,265,844

Long-Term Liabilities:
Deferred Charges	30,652	43,788

Total Liabilities	3,398,817	4,309,632

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 25,376,671 and 25,201,671 Shares Issued and 25,174,801 and 24,999,801 Shares Outstanding, Respectively	253,767	252,017

Paid-In Capital	30,593,095	30,450,122

Accumulated Deficit	(14,128,168)	(15,333,517)

Treasury Stock — 201,870 Shares — At Cost	(164,894)	(164,894)

Total Stockholders’ Equity	16,553,800	15,203,728

Total Liabilities and Stockholders’ Equity	$19,952,617	$19,513,360

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2011	2010
Revenues:
Licenses	$1,961,161	$1,051,124
Support Services	2,114,243	1,953,776
Professional Services	1,122,039	748,571
Total Revenues	5,197,443	3,753,471
Cost of Revenues:
Licenses	517,244	326,521
Support Services	1,138,120	1,048,365
Professional Services	1,309,107	346,368
Total Cost of Revenues	2,964,471	1,721,254
Direct Margin	2,232,972	2,032,217
Operating Expenses:
Sales and Marketing	390,142	359,786
General and Administrative	452,326	442,856
Acquisition Costs	—	285,240
Research and Development	153,812	152,565
Total Operating Expenses	996,280	1,240,447
Operating Income	1,236,692	791,770
Other (Income) Expense:
Interest Expense	3,750	—
Interest Income	(83)	(80)
Other Income	(9,709)	(19,813)
Total Other (Income) Expense	(6,042)	(19,893)
Income Before Income Taxes	1,242,734	811,663
Income Taxes	37,385	91,249
Net Income	$1,205,349	$720,414
Basic Earnings Per Common Share	$0.05	$0.03
Diluted Earnings Per Common Share	$0.05	$0.03
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	25,085,000	24,734,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	26,208,000	25,371,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2011	2010
Cash Flows Provided From (Used For) Operating Activities:
Net Income	$1,205,349	$720,414
Adjustments to Reconcile Net Income to
Net Cash Provided From (Used For) Operating Activities:
Depreciation	42,686	21,970
Amortization of Capitalized Software	294,856	189,275
Amortization of Customer Lists/Relationships	18,334	—
Amortization of Non-Competition Agreements	16,000	—
Amortization of Stock-Based Compensation	104,605	106,668
Stock Based Compensation Provided for Services	5,118	12,889
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(1,051,308)	2,210,160
Prepaid Expenses	(63,338)	(429,558)
Other Assets	569	(237)
Increase (Decrease) in:
Accounts Payable	824	183,915
Accrued Liabilities	(859,564)	(455,601)
Taxes Payable	37,385	(56,609)
Deferred Charges	(13,136)	(5,625)
Unearned Revenue	23,676	476,893
Net Cash Provided From (Used For) Operating Activities	(237,944)	2,974,554

Cash Flows Used For Investing Activities:
Capital Expenditures	—	(64,206)
Capitalized Software Expenditures	(1,225,144)	(565,682)
Net Cash Used For Investing Activities	(1,225,144)	(629,888)

Cash Flows Provided From (Used For) Financing Activities:
Payment of Debt	(100,000)	—
Proceeds from Exercise of Warrants	35,000	30,500
Net Cash Provided From (Used for) Financing Activities	(65,000)	30,500

Increase (Decrease) in Cash and Cash Equivalents	(1,528,088)	2,375,166

Cash and Cash Equivalents — Beginning of Periods	5,892,649	4,324,446
Cash and Cash Equivalents — End of Periods	$4,364,561	$6,699,612

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$3,750	$—
Income Taxes	$—	$190,786

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[1]  General

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010.  While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report.  The financial statements include, on a consolidated basis, the results of its wholly owned subsidiary, Cover-All Systems, Inc.  All material intercompany transactions and balances have been eliminated.

Previously, the Company separately reported the revenue and cost of revenue categories, “Maintenance” and “Application Service Provider (“ASP”) services,” on the results of their operations. For the three months ended March 31, 2011 and 2010, and thereafter, the Company will be reporting these revenue categories as “Support Services.” Previously reported numbers have been reclassified to conform to this new presentation.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2011, and the results of their operations for the three month periods ended March 31, 2011 and 2010, and their cash flows for the three month periods ended March 31, 2011 and 2010.  Such adjustments are of a normal and recurring nature.  The results of operations for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for a full year.

[2]  Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	For the three months ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$1,205,349	25,084,801	$0.05
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	1,124,277	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$1,205,349	26,209,078	$0.05

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended March 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$720,414	24,733,786	$0.03
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	559,306	—
Exercise of Warrants	—	72,000	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$720,414	25,365,092	$0.03

An aggregate of 554,963 restricted shares of common stock and shares of common stock underlying options at exercise prices ranging from $1.38 to $1.40 per share were outstanding at March 31, 2010 but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

[3]  Stock Option and Stock Purchase Plans

Stock Options

In the three months ended March 31, 2011 and 2010, we recognized approximately $110,000 and $120,000, respectively, stock-based compensation expense in our consolidated financial statements.

In June 2005, we adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  Options may be granted as incentive or nonqualified stock options with a term of not more than ten years.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash.  At March 31, 2011, an aggregate of 2,238,037 shares were available for grant under the 2005 Stock Incentive Plan.

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

-

Expected volatilities are based on historical volatility of the Company’s stock during the preceding periods.  The Company uses “Level 1” inputs, which are our trading market values in active markets.

-

The Company uses historical data to estimate expected life of the option award.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.

-

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

-

The Company does not anticipate issuance of dividends during the expected term.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	2011	2010
Expected volatility	45%–50%	45%–50%
Weighted-average volatility	47%	47%
Expected dividends	0%	0%
Expected term (in years)	3–5	3–5
Risk-free interest rate	3%	3%

As of March 31, 2011, there was approximately $692,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements previously granted by the Company.  That cost is expected to be recognized over a weighted-average period of 1.3 years.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2011	2,284,963	$0.36 – 1.55	2.3 years	$1.05
Canceled	(20,000)	1.55	—	1.55
Balance, March 31, 2011	2,264,963	$0.36 – 1.55	2.1 years	$1.04

Of the stock options outstanding, an aggregate of 1,385,963 are currently exercisable.

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

Warrants

There were no warrants outstanding at March 31, 2011.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2011	100,000	$0.35	1.11 years	$0.35
Exercised	(100,000)	0.35	—	0.35
Balance, March 31, 2011	—	$—	—	$—

Time-Based Restricted Stock Units

A summary of our time-based restricted stock units, or RSUs, for the three months ended March 31, 2011 is as follows:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2011	469,500	$1.28
Vested	(75,000)	1.12
Forfeited or Expired	(20,000)	1.55
Balance, March 31, 2011	374,500	$1.30

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

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Accounting for Stock Options and Other Stock-Based Compensation.  Among other items, ASC 718 requires companies to record compensation expense for shared-based awards issued to employees and directors in exchange for services provided.  The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.  Our share-based awards include stock options and restricted stock awards.  For restricted stock awards, the calculation of compensation expense under ASC 718 is based on the intrinsic value of the grant.

[4]  Income Taxes

At December 31, 2010, the Company had a net operating tax loss carryforward of approximately $16,000,000 expiring at various dates through 2026.  The deferred tax asset related to this amount has been offset by a valuation allowance.  The anticipated use of net operating loss carryforwards to offset current taxable income resulted in a decrease in that allowance of approximately $98,000 for the three months ended March 31, 2011.

[5]  Recently Issued Accounting Standards

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements. This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level I and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our consolidated financial position or results of operations.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

ASU No. 2009-14 amends the scope of ASC 985, Software, 605, Revenue Recognition, to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU No. 2009-13. The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC 250, Accounting Changes and Error Corrections.  Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. Management is reviewing ASU No. 2009-13 and ASU No. 2009-14 for applicability to the Company's revenue recognition policies. The Company adopted these standards for our fiscal year beginning January 1, 2011.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements.  In addition to other factors and matters discussed elsewhere in this report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 24, 2011, and other periodic reports filed, these risks, uncertainties and contingency include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services.  Total revenue for the three months ended March 31, 2011 increased to $5,197,000 from $3,753,000 for the three months ended March 31, 2010, due to an increase in all revenue categories.

The following is an overview of the key components of our revenue and other important financial data for the three months ended March 31, 2011:

Software Licenses.  Our license revenue in the three months ended March 31, 2011 of $1,961,000 was from existing customers who chose to renew, add onto or extend their use of our software.  For the three months ended March 31, 2010, we generated $1,051,000 in license revenue.  Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Support Services.  Support services revenue was $2,114,000 in the three months ended March 31, 2011 compared to $1,954,000 in the same period in 2010.  The increase in the first three months of 2011 was mainly due to the annual renewal of existing customers’ support services and support services from new customer contracts signed in 2010.  Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new support services associated with new license sales and annual price increases.

Professional Services.  The increase in professional services revenue, from $748,000 in the three months ended March 31, 2010 to $1,122,000 in the same period of 2011 was a result of increased demand for new software capabilities and customizations from our current customer base.

Income before Provision for Income Taxes.  Income before provision for income taxes was $1,243,000 in the three months ended March 31, 2011 compared to $812,000 in the same period of 2010 as a result of increases in all revenue categories.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Net Income.  Net income for the three months ended March 31, 2011 increased to $1,205,000 from $720,000 in the same period of 2010 as a result of increases in all revenue categories.

Cash Flow.  We ended the first three months of 2011 with $4,365,000 in cash and cash equivalents and $2,947,000 in accounts receivable.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2011	2010
Revenues:
License	37.7%	28.0%
Support Services	40.7	52.1
Professional Services	21.6	19.9
Total Revenues	100.0	100.0
Cost of Revenues:
License	10.0	8.7
Support Services	21.9	28.0
Professional Services	25.1	9.2
Total Cost of Revenues	57.0	45.9
Direct Margin	43.0	54.1
Operating Expenses:
Sales and Marketing	7.5	9.6
General and Administrative	8.7	11.8
Acquisition Expenses	—	7.6
Research and Development	3.0	4.0
Total Operating Expenses	19.2	33.0
Operating Income	23.8	21.1
Other Expense (Income):
Interest Expense	0.1	—
Interest Income	—	—
Other Income	(0.2)	(0.5)
Total Other Expense (Income)	(0.1)	(0.5)
Income Before Income Taxes	23.9	21.6
Income Taxes	0.7	2.4
Net Income	23.2%	19.2%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Total revenues for the three months ended March 31, 2011 were $5,197,000 as compared to $3,753,000 for the same period in 2010.  License fees were $1,961,000 for the three months ended March 31, 2011 as compared $1,051,000 in the same period in 2010, as a result of increased demand from our existing customer base for new

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

products.  For the three months ended March 31, 2011, support services revenues were $2,114,000 as compared to $1,954,000 in the same period of the prior year primarily due to the annual renewals from our existing customers and the new customer contracts signed in 2010.  Professional services revenue contributed $1,122,000 in the three months ended March 31, 2011 as compared to $748,000 in the first quarter of 2010 as a result of increased demand for new software capabilities and customizations from our current customer base.

Cost of sales increased to $2,964,000 for the three months ended March 31, 2011 as compared to $1,721,000 for the same period in 2010 due to increased costs in line with our revenue growth.  We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our continually increasing demand.  Non-cash capitalized software amortization was $295,000 for the three months ended March 31, 2011 as compared to $189,000 for the same period in 2010.  The Company capitalized $1,225,000 of software development costs in the first three months of 2011 as compared to $566,000 in the same period in 2010.

Research and development expenses increased to $154,000 for the three months ended March 31, 2011 as compared to $153,000 for the same period in 2010, primarily as a result of our efforts to develop new capability to better service our customers.  We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $390,000 for the three months ended March 31, 2011 as compared to $360,000 in the same period of 2010.  This increase in 2011 was primarily due to an increase in our marketing and sales personnel-related costs.

Acquisition expenses were approximately $-0- for the three months ended March 31, 2011 as compared to $285,000 in the same period of 2010.  These expenses were in connection with the acquisition of substantially all of the assets (excluding working capital) of Moore Stephens Business Solutions, LLC (“MSBS”) in 2010.

General and administrative expenses were $452,000 in the three months ended March 31, 2011 as compared to $443,000 in the same period in 2010.  This increase in 2011 was mainly due to legal fees related to a customer suit.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily from cash flow from operations.  Cash from operations results primarily from net income from the income statement plus non-cash expenses (depreciation and amortization) and changes in working capital from the balance sheet.

Our largest source of operating cash flows is cash collections from our customers following the purchase or renewal of software licenses, product support agreements and other related services.  Payments from customers for software licenses are generally received at the beginning of the contract term.  Payments from customers for support services are generally received in advance on a quarterly basis.  Payments for professional services are generally received 30 days after the services are performed.

At March 31, 2011, we had cash and cash equivalents of $4,365,000 compared to cash and cash equivalents of $6,700,000 at March 31, 2010.  The decrease in cash and cash equivalents is primarily attributable to the payment of the 2010 bonuses in the three months ended March 31, 2011 and fewer new customer contracts signed at the end of 2010.

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

Our ability to continue to control expenses, maintain existing revenue streams and anticipate new revenue will impact the amounts and certainty of cash flows.  We intend to maintain our expenses in line with existing revenue streams from support services and professional services.

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

At March 31, 2011, we had working capital of approximately $5,497,000 compared to working capital of approximately $7,671,000 at March 31, 2010.  This decrease in our working capital resulted primarily from a decrease in cash due to the payment of 2010 bonuses in the first three months of 2011 and fewer new customer sales at the end of 2010. For the three months ended March 31, 2011, net cash provided from (used for) operating activities totaled approximately $(238,000) compared to approximately $2,975,000 for the three months ended March 31, 2010.  In 2011, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income, plus non-cash expense and changes in working capital.

For the three months ended March 31, 2011, net cash used for investing activities was approximately $1,225,000 as compared to approximately $630,000 for the three months ended March 31, 2010.  The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  For the three months ended March 31, 2011, net cash provided from (used for) financing activities was approximately $(65,000) compared to approximately $31,000 for the three months ended March 31, 2010.  The cash provided from financing activities in 2011 consisted of proceeds from the exercise of warrants and the payment of debt.

In connection with claims for indemnification asserted by the Company against the seller arising out of the Company’s 2010 acquisition of certain assets of MSBS, the Company has suspended all payments of interest and principal on the promissory note issued by the Company to the seller pending resolution of the indemnification claims.

Funding Requirements

Our primary uses of cash are for personnel-related expenditures, facilities and technology costs.

We do not anticipate any large capital expenditures that will require us to seek new sources of capital.  We lease computer equipment for terms of three years in order to have the latest available technology to serve our customers and develop new products.

We prepare monthly cash flow projections on a rolling twelve-month basis based on a detailed review of anticipated receipts and revenue from licenses, support services and professional services.  We also perform a detailed review of our disbursements, including fixed costs, variable costs, legal costs, payroll costs and other specific payments, on a rolling twelve-month basis.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

•

Business Combinations and Goodwill

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

Our revenues are recognized in accordance with FASB ASC 986-605, “Software Revenue Recognition,” as amended.   Revenue from the sale of software licenses is predominately related to the sale of standardized software and is recognized when these software modules are delivered and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable.  Revenue from support services is recognized ratably over the life of the contract.  Revenue from professional consulting services is recognized when the service is provided.

Amounts invoiced to our customers in excess of recognizable revenues are recorded as deferred revenues.  The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

Our revenues are derived from the licensing of our software products, professional services and support services.  We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

License Revenue.  We recognize our license revenue upon delivery, provided that collection is determined to be probable and no significant obligations remain.

Services and Support Revenue.  Our services and support revenue is composed of professional services (such as consulting services and training) and support services (maintenance, support and ASP services).  Our professional services revenue is recognized when the services are performed.  Our support services are recognized ratably over the term of the arrangement.

Multiple Element Arrangement.  We enter into revenue arrangements in which a customer may purchase a combination of software, support and professional services (multiple-element arrangements).  When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements.  VSOE of fair value is established by the price charged when that element is sold separately.  For support services, VSOE of fair value is established by renewal rates when they are sold separately.  For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

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

Item 4.

Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * * * * * *

Statements in this Form 10-Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks which may cause the Company’s actual results in future periods to differ materially from expected results.  Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.  Those and other risks are described in the Company’s filings with the SEC over the last 12 months, including our Form 10-K filed with the SEC on March 24, 2011, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II:

OTHER INFORMATION

Item 1A.

Risk Factors.

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 24, 2011, have not materially changed.

Item 5.

Other Information.

On May 11, 2011, the Audit Committee of the Board of Directors adopted an Amended and Restated Audit Committee Charter.  The Amended and Restated Audit Committee Charter is available on the Company’s website at www.cover-all.com.  Please note that information on the Company’s website is not incorporated by reference in this Report.  In addition, on May 11, 2011, the Board of Directors appointed Earl Gallegos as a member of the Compensation Committee of the Board of Directors. Mr. Gallegos replaces John Roblin as a member of the Compensation Committee effective May 11, 2011.  Mr. Roblin decided to step down from this committee in order to allow for the committee to be comprised solely of independent directors.  Mr. Gallegos is independent within the meaning of the NYSE Amex listing standards.

The adoption of the Amended and Restated Audit Committee Charter and the change in the composition of the Compensation Committee have been made in order to align the Company’s corporate governance structure with the listing requirements of the NYSE Amex.

Item 6.

Exhibits.

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date:  May 13, 2011

By:

/s/ John W. Roblin

John W. Roblin, Chairman of the Board of Directors and Chief Executive Officer

Date:  May 13, 2011

By: /s/ Ann F. Massey

Ann F. Massey, Chief Financial Officer