Form 10-Q
period 2011-06-30
COVER ALL TECHNOLOGIES INC
filed 2011-08-15
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	[ ]		Accelerated filer [ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2011
Common Stock, $.01 par value per share	25,184,801 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

.   .   .   .   .   .   .   .   .   .

PART I:

FINANCIAL INFORMATION

Item 1.

Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$4,041,951	$5,892,649
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	3,625,155	1,895,205
Prepaid Expenses	740,305	691,020
Deferred Tax Asset	800,000	800,000
Total Current Assets	9,207,411	9,278,874
Property and Equipment – At Cost:
Furniture, Fixtures and Equipment	956,269	956,269
Less: Accumulated Depreciation	611,720	530,701
Property and Equipment – Net	344,549	425,568
Goodwill	1,039,114	1,039,114
Capitalized Software (Less Accumulated Amortization of $13,166,835 and $12,584,710, Respectively)	7,474,815	5,804,093
Customer Lists/Relationship (Less Accumulated Amortization of $89,426 and $52,759, Respectively)	130,574	167,241
Non-Compete Agreements (Less Accumulated Amortization of $78,044 and $46,044, Respectively)	81,956	113,955
Deferred Tax Asset	2,467,500	2,467,500
Other Assets	231,513	217,015
Total Assets	$20,977,432	$19,513,360

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$278,786	$273,910
Note Payable	300,000	400,000
Accrued Expenses Payable	766,326	1,363,706
Taxes Payable	37,385	—
Deferred Charges	52,545	52,545
Unearned Revenue	2,151,047	2,175,683
Total Current Liabilities	3,586,089	4,265,844
Long Term Liabilities:
Deferred Charges	17,515	43,788
Total Liabilities	3,603,604	4,309,632
Commitments and Contingencies	—	—
Stockholders’ Equity: Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 25,386,671 and 25,201,671 Shares Issued and 25,184,801 and 24,999,801 Shares Outstanding, Respectively	253,867	252,017
Paid-In Capital	30,731,643	30,450,122
Accumulated Deficit	(13,446,788)	(15,333,517)
Treasury Stock – At Cost – 201,870 Shares	(164,894)	(164,894)
Total Stockholders’ Equity	17,373,828	15,203,728
Total Liabilities and Stockholders’ Equity	$20,977,432	$19,513,360

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Licenses	$1,884,433	$396,197	$3,845,594	$1,447,321
Support Services	2,105,692	2,036,329	4,219,935	3,990,105
Professional Services	1,005,467	2,262,471	2,127,506	3,011,042
Total Revenues	4,995,592	4,694,997	10,193,035	8,448,468
Cost of Revenues:
Licenses	869,481	332,519	1,386,725	659,040
Support Services	1,187,050	1,100,301	2,325,170	2,148,666
Professional Services	1,100,388	1,505,471	2,409,495	1,851,839
Total Cost of Revenues	3,156,919	2,938,291	6,121,390	4,659,545
Direct Margin	1,838,673	1,756,706	4,071,645	3,788,923
Operating Expenses:
Sales and Marketing	481,915	398,605	872,057	758,391
General and Administrative	521,770	505,353	974,096	948,209
Acquisition Costs	—	—	—	285,240
Research and Development	160,425	180,190	314,237	332,755
Total Operating Expenses	1,164,110	1,084,148	2,160,390	2,324,595
Operating Income	674,563	672,558	1,911,255	1,464,328
Other (Income) Expense
Interest Expense	—	6,575	3,750	6,575
Interest Income	(2,996)	(84)	(3,079)	(164)
Other Income	(3,821)	(1,790)	(13,530)	(21,603)
Total Other (Income) Expense	(6,817)	4,701	(12,859)	(15,192)
Income Before Income Taxes	681,380	667,857	1,924,114	1,479,520
Income Taxes	—	102,241	37,385	193,490
Net Income	$681,380	$565,616	$1,886,729	$1,286,030
Basic Earnings Per Common Share	$0.03	$0.02	$0.08	$0.05
Diluted Earnings Per Common Share	$0.03	$0.02	$0.07	$0.05
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	25,183,000	24,801,000	25,134,000	24,767,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	26,615,000	25,790,000	26,426,000	25,568,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2011	2010
Cash Flows Provided From Operating Activities:
Net Income	$1,886,729	$1,286,030
Adjustments to Reconcile Net Income to
Net Cash Provided From Operating Activities:
Depreciation	81,019	66,600
Amortization of Capitalized Software	582,125	356,433
Amortization of Customer Lists/Relationships	36,666	16,093
Amortization of Non-Compete Agreements	32,000	14,044
Amortization of Stock-Based Compensation	208,947	—
Non-Cash Stock-Based Compensation	—	233,249
Stock Based Compensation Provided for Services	35,824	45,514
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(1,729,950)	1,803,800
Prepaid Expenses	(49,285)	(324,034)
Other Assets	(14,498)	(108,832)
Increase (Decrease) in:
Accounts Payable	4,876	320,251
Accrued Liabilities	(597,380)	(649,495)
Taxes Payable	37,385	(22,728)
Deferred Charges	(26,273)	(11,251)
Unearned Revenue	(24,636)	512,009
Net Cash Provided From Operating Activities	463,549	3,537,683

Cash Used For Investing Activities:
Capital Expenditures	—	(99,223)
Capitalized Software Expenditures	(2,252,847)	(1,310,863)
Acquisition	—	(1,792,023)
Net Cash Used For Investing Activities	(2,252,847)	(3,202,109)

Cash Flows (Used For) Provided From Financing Activities:
Payment of Debt	(100,000)	—
Proceeds from Exercise of Stock Options and Warrants	38,600	30,500
Net Cash (Used For) Provided From Financing Activities	(61,400)	30,500

(Decrease) Increase in Cash and Cash Equivalents	(1,850,698)	366,074

Cash and Cash Equivalents – Beginning of Period	5,892,649	4,324,446
Cash and Cash Equivalents – End of Period	$4,041,951	$4,690,520

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$822	$6,575
Income Taxes	$—	$214,284

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Supplemental schedule of noncash investing activities:

In April 2010, the Company purchased certain assets of Moore Stephens Business Solutions, LLC (“MSBS”).  The Company issued an aggregate of 76,014 shares of its common stock in connection with the acquisition.  In conjunction with the acquisition, debt was issued as follows:

Fair value of assets acquired	$2,482,023
Cash paid for the assets acquired	(1,792,023)
Fair Value of common stock issued	(90,000)
Debt issued	$(600,000)

See Note 6 of Notes to Consolidated Financial Statements for further details on the acquisition.

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

Previously, the Company separately reported the revenue and cost of revenue categories, “Maintenance” and “Application Service Provider (“ASP”) services,” on the results of their operations.  For the three and six months ended June 30, 2011 and 2010, and thereafter, the Company will be reporting these revenue categories as “Support Services.” Previously reported numbers have been reclassified to conform to this new presentation.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2011, and the results of their operations for the three and six month periods ended June 30, 2011 and 2010, and their cash flows for the six month periods ended June 30, 2011 and 2010.  Such adjustments are of a normal and recurring nature.  The results of operations for the three and six month periods ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for a full year.

 [2]  Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations with the effect of dilutive securities determined using the treasury stock method:

	For the three months ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$681,380	25,182,933	$0.03
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	1,432,258	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$681,380	26,615,191	$0.03

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the six months ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$1,886,729	25,134,138	$0.08
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	1,292,327	(0.01)
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$1,886,729	26,426,465	$0.07

	For the three months ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$565,616	24,800,611	$0.02
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	911,489	—
Exercise of Warrants	—	77,848	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$565,616	25,789,948	$0.02

	For the six months ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$1,286,030	24,767,383	$0.05
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	724,982	—
Exercise of Warrants	—	75,352	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$1,286,030	25,667,717	$0.05

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[3]  Stock-Based Compensation and Stock Purchase Plans

Stock Options

In the three and six months ended June 30, 2011, we recognized approximately $135,000 and $245,000, respectively, of stock-based compensation expense in our consolidated financial statements.

In June 2005, we adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  Options may be granted as incentive or nonqualified stock options with a term of not more than ten years.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash.  At June 30, 2011, an aggregate of 2,238,037 shares were available for grant under the 2005 Stock Incentive Plan.

The Company uses the Black-Scholes-Merton option pricing model (“Black-Scholes”) to measure fair value of the share-based awards.  The Black-Scholes model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the expected stock price volatility, the expected life of the option award, the risk-free interest rate of return and dividends during the expected term.

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

-

The Company does not anticipate issuance of dividends during the expected term.

	2011	2010
Expected volatility	45%–50%	45%–50%
Weighted-average volatility	47%	47%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	3%	3%

As of June 30, 2011, there was approximately $526,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements previously granted by the Company.  That cost is expected to be recognized over a weighted-average period of 1.1 years.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2011	2,284,963	$ 0.36 – 1.55	2.3 years	$1.05
Cancelled	(25,000)	1.50 – 1.55	—	1.54
Exercised	(10,000)	0.36	—	0.36
Balance, June 30, 2011	2,249,963	$ 0.41 – 1.55	1.8 years	$1.05

Of the stock options outstanding, an aggregate of 1,375,963 are currently exercisable.

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

Warrants

There were no warrants outstanding at June 30, 2011.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2011	100,000	$0.35	1.11 years	$0.35
Exercised	(100,000)	0.35	—	0.35
Balance, June 30, 2011	—	$—	—	$—

Time-Based Restricted Stock Units

A summary of our time-based restricted stock units, or RSUs, for the six months ended June 30, 2011 is as follows:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2011	469,500	$1.28
Vested	(75,000)	1.12
Forfeited or Expired	(20,000)	1.55
Balance, June 30, 2011	374,500	$1.30

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

[4]  Income Taxes

At December 31, 2010, the Company had a net operating tax loss carryforward of approximately $16,000,000 expiring through December 31, 2030.  The deferred tax asset related to this amount has been offset by a valuation allowance.  The anticipated use of net operating loss carryforwards to offset current taxable income resulted in a decrease in that allowance of approximately $654,000 for the six months ended June 30, 2011.

[5]  Recently Issued Accounting Standards

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 “Presentation of Comprehensive Income.”  The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance does not affect how earnings per share is calculated or presented.  The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standard (IFRSs).  ASU No. 2011-04 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We believe there is no additional new accounting guidance adopted, but not yet effective, that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on the Company’s financial reporting.

[6]  Acquisition

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

MSBS serves the insurance industry exclusively, providing business intelligence and advanced analytics solutions.  Leveraging its insurance Analytic Framework (IAF), which delivers accurate, available and actionable key metric and dimensions specific to the insurance industry, MSBS has established a dominant presence in an otherwise underserved market.  With the integration of these capabilities into the Cover-All portfolio, the combined company is well positioned to deliver additional value to the existing customers of both companies, as well as benefit from an unrivaled and unique competitive advantage in its combined offerings.

On April 12, 2010 the MSBS acquisition was valued at $2,482,023.  As a result of that acquisition, the Company acquired the following assets:

Prepaid Expenses	$30,253
Computer Equipment	106,400
Furniture and Fixtures	89,480
Leasehold Improvements	16,775
Partially Complete Software	802,000
Non-Compete Agreements	160,000
Customer Lists/Relationships	220,000
Goodwill1	1,039,115

Total	$2,482,023

The above amounts represent the allocation of purchase price based on the asset valuation which occurred during April 2010.

_____________________

1 Goodwill resulted from the acquisition price exceeding the fair market value of net identifiable assets acquired.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements.  In addition to other factors and matters discussed elsewhere in this report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”) over the last 12 months, including our Form 10-K filed with the SEC on March 24, 2011 and Post-Effective Amendment No. 3 to Form S-1 on Form S-3 (File No. 333-156397) filed with the SEC on July 26, 2011, these risks, uncertainties and contingency include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services.  Total revenue for the three and six months ended June 30, 2011 increased to $4,996,000 and $10,193,000, from $4,695,000 and $8,448,000, respectively, for the three and six months ended June 30, 2010, mainly due to an increase in license and support services revenues for the three and six months ended June 30, 2011.

The following is an overview of the key components of our revenue and other important financial data for the three and six months ended June 30, 2011:

Software Licenses.  Our license revenue in the three and six months ended June 30, 2011 of $1,884,000 and $3,846,000, respectively, was from existing customers who chose to renew, add onto or extend their use of our software.  For the three and six months ended June 30, 2010, we generated $396,000 and $1,447,000, respectively, in license revenue.  Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Support Services.  Support services revenue was $2,106,000 and $4,220,000, respectively, in the three and six months ended June 30, 2011 compared to $2,036,000 and $3,990,000, respectively, in the same periods in 2010.  Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services.  Professional services revenue was $2,262,000 and $3,011,000, respectively, in the three and six months ended June 30, 2010 compared to $1,005,000 and $2,128,000, respectively, in the same periods of 2011, as a result of decreased demand for new software capabilities and customizations from our current customer base.

Income before Provision for Income Taxes.  Income before provision for income taxes was $681,000 and $1,924,000 respectively, in the three and six months ended June 30, 2011 compared to $668,000 and $1,480,000, respectively, in the same periods of 2010, primarily due to an increase in license and support services revenues and

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

our continuing and ongoing effort to maintain our expenses in line with our revenues for the six months ended June 30, 2011.

Net Income.  Net income for the three and six months ended June 30, 2011 increased to $681,000 and $1,887,000, respectively, from $566,000 and $1,286,000, respectively, in the same periods of 2010, as a result of an increase in license and support services revenues and our continuing and ongoing effort to maintain our expenses in line with our revenues for the six months ended June 30, 2011.

Cash Flow.  We generated $464,000 in positive cash flow from operations in the first six months of 2011 and ended the period with $4,042,000 in cash and cash equivalents and $3,625,000 in accounts receivable.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
License	37.7%	8.4%	37.7%	17.1%
Support Services	42.2	43.4	41.4	47.3
Professional Services	20.1	48.2	20.9	35.6
Total Revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
License	17.4	7.1	13.6	7.8
Support Services	23.8	23.4	22.8	25.6
Professional Services	22.0	32.1	23.6	21.9
Total Cost of Revenues	63.2	62.6	60.0	55.3
Direct Margin	36.8	37.4	40.0	44.7

Operating Expenses:
Sales and Marketing	9.6	8.5	8.6	8.9
General and Administrative	10.4	10.8	9.5	11.2
Acquisition Expenses	—	—	—	3.4
Research and Development	3.2	3.8	3.1	3.9
Total Operating Expenses	23.3	23.1	21.2	27.4
Operating Income	13.5	14.3	18.8	17.3

Other (Expense) Income:
Interest (Expense) Income	—	(0.1)	—	(0.1)
Other Income	0.1	—	0.1	0.3
Total Other (Expense) Income	0.1	(0.1)	0.1	0.2
Income Before Income Taxes	13.6	14.2	18.9	17.5

Income Taxes	—	2.2	0.4	2.3

Net Income	13.6%	12.0%	18.5%	15.2%

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Total revenues for the three months ended June 30, 2011 were $4,996,000 compared to $4,695,000 for the same period in 2010.  License fees were $1,884,000 for the three months ended June 30, 2011 compared to $396,000 in the same period in 2010 as a result of sales to existing customers in 2011 and one new customer.  For the three months ended June 30, 2011, support services revenues were $2,106,000 compared to $2,036,000 in the same period of the prior year primarily due to annual renewals from existing customers and new customer contracts signed in 2010.  Professional services revenue contributed $1,005,000 in the three months ended June 30, 2011 compared to $2,262,000 in the second quarter of 2010, as a result of a decrease in demand for new software capabilities and customizations from our current customer base.

For the six months ended June 30, 2011, total revenues were $10,193,000 compared to $8,448,000 in the same period of the prior year.

Cost of sales increased to $3,157,000 and $6,121,000, respectively, for the three and six months ended June 30, 2011 compared to $2,938,000 and $4,660,000, respectively, for the same periods in 2010, due to an increase in personnel-related costs. We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand.  Non-cash capitalized software amortization was $287,000 and $582,000, respectively, for the three and six months ended June 30, 2011 as compared to $167,000 and $356,000, respectively, for the same periods in 2010.  We capitalized $1,028,000 and $2,253,000 respectively, of software development costs in the three and six months ended June 30, 2010 as compared to $1,565,000 and $2,131,000, respectively, in the same periods in 2010.

Research and development expenses decreased to $160,000 and $314,000 respectively, for the three and six months ended June 30, 2011 as compared to $180,000 and $333,000, respectively, for the same periods in 2010, primarily as a result of the capitalization of our efforts to develop new capability to better service our customers.  We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $482,000 and $872,000 respectively, for the three and six months ended June 30, 2011 as compared to $399,000 and $758,000, respectively, in the same periods of 2010.  This increase in 2011 was primarily due to an addition in our marketing and sales staff, resulting in an increase in personnel-related costs and an increase in expenditures related to advertising and promotion.

Acquisition expenses were zero for the three months ended June 30, 2011 as compared to $285,000 in the same period of 2010.  These expenses were in connection with the acquisition of MSBS discussed in Note 6 of Notes to Consolidated Financial Statements.

General and administrative expenses increased to $522,000 and $974,000, respectively, in the three and six months ended June 30, 2011 as compared to $505,000 and $948,000, respectively, in the same periods in 2010.  This increase in 2011 was mainly due to an increase in stock-based compensation related to options and restricted stock issued to our employees.

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

At June 30, 2011, we had cash and cash equivalents of approximately $4,042,000 compared to cash and cash equivalents of approximately $5,893,000 at December 31, 2010.  The decrease in cash and cash equivalents is primarily attributable to the decrease in professional services revenue in the six months ended June 30, 2011.

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

At June 30, 2011, we had working capital of approximately $5,621,000 compared to a working capital of approximately $5,013,000 at December 31, 2010.  This increase in our working capital resulted primarily from an increase in license and support services revenue and our continuing and ongoing effort to maintain our costs in line with our revenues offset by the recent acquisition discussed in Note 6 of Notes to Consolidated Financial Statements.  For the six months ended June 30, 2011, net cash provided from operating activities totaled approximately $464,000 compared to approximately $3,538,000 for the six months ended June 30, 2010 due to an increase in accounts receivable in 2010 related to the acquisition of MSBS.  In 2011, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.

For the six months ended June 30, 2011, net cash used for investing activities was approximately $2,253,000 compared to approximately $3,202,000 for the six months ended June 30, 2010.  The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  For the six months ended June 30, 2011, net cash (used for) provided from financing activities was approximately $(61,000) compared to approximately $31,000 for the six months ended June 30, 2010.  The cash (used for) provided from financing activities in 2011 consisted of proceeds from the exercise of warrants and the payment of debt.

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

Net Operating Loss Carryforwards

At December 31, 2010, we had approximately $16,000,000 of federal net operating tax loss carryforwards expiring at various dates through 2030.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change.  These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period.  As a result of stock which may be issued by us from time to time, including the stock which may be issued relating to a potential merger or acquisition,

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

or as the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Our revenues are derived from the licensing of our software products, professional services, and support services.  We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

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

Multiple Element Arrangement.  We enter into revenue arrangements in which a customer may purchase a combination of software, support, and professional services (multiple-element arrangements).  When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements.  VSOE of fair value is established by the price charged when that element is sold separately.  For support services, VSOE of fair value is established by renewal rates when they are sold separately.  For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

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

Business Combination, Goodwill and Other Intangible Assets

ASC 805, Business Combinations, requires that the purchase method of accounting be used for all business combinations.  It further specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill.  The intangible assets, other than goodwill, acquired in the MSBS transaction are being amortized using the straight-line method over their estimated useful lives.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * * * * * *

Statements in this Form 10-Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks which may cause the Company’s actual results in future periods to differ materially from expected results.  Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.  Those and other risks are described in the Company’s filings with the SEC over the last 12 months, including our Form 10-K filed with the SEC on March 24, 2011 and Post-Effective Amendment No. 3 to Form S-1 on Form S-3 (File No. 333-156397) filed with the SEC on July 26, 2011, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II:

OTHER INFORMATION

Item 1A.

Risk Factors.

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 24, 2011, have not materially changed, but for the addition of the risk factors set forth in the Company’s Post-Effective Amendment No. 3 to Form S-1 on Form S-3 (File No. 333-156397), filed with the SEC on July 26, 2011, which are incorporated herein by reference.

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

101.1*

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited); (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text.

_________________

*

In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101.1 hereto are not to be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not to be deemed “filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date:  August 15, 2011

By:

 /s/ John W. Roblin

John W. Roblin, Chairman of the Board of Directors and Chief Executive Officer

Date:  August 15, 2011

By:

/s/ Ann F. Massey

Ann F. Massey, Chief Financial Officer