Form 10-Q
period 2011-09-30
COVER ALL TECHNOLOGIES INC
filed 2011-11-14
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   [   ]

Accelerated filer [   ]

Non-accelerated filer     [   ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2011
Common Stock, $.01 par value per share	25,604,465 shares

1977666 v6

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I:

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of September 30, 2011 (Unaudited)

and December 31, 2010

3

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (Unaudited)

5

Consolidated Statements of Cash Flows for the nine

months ended September 30, 2011 and 2010 (Unaudited)

6

Notes to Consolidated Financial Statements (Unaudited)

8

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures
About Market Risk

21

Item 4.

Controls and Procedures

21

PART II:

OTHER INFORMATION

Item 1A.

Risk Factors

23

Item 6.

Exhibits

23

SIGNATURES

24

.   .   .   .   .   .   .   .   .   .

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$ 3,701,284	$ 5,892,649
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	2,642,951	1,895,205
Prepaid Expenses	762,756	691,020
Deferred Tax Asset	800,000	800,000
Total Current Assets	7,906,991	9,278,874
Property and Equipment – At Cost:
Furniture, Fixtures and Equipment	956,269	956,269
Less: Accumulated Depreciation	646,705	530,701
Property and Equipment – Net	309,564	425,568
Goodwill	1,039,114	1,039,114
Capitalized Software (Less Accumulated Amortization of $13,629,699 and $12,584,710, Respectively)	8,108,958	5,804,093
Customer Lists/Relationship (Less Accumulated Amortization of $107,759 and $52,759, Respectively)	112,241	167,241
Non-Compete Agreements (Less Accumulated Amortization of $94,044 and $46,044, Respectively)	65,956	113,955
Deferred Tax Asset	2,467,500	2,467,500
Other Assets	217,991	217,015
Total Assets	$ 20,228,315	$ 19,513,360

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2011		December 31, 2010
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$280,670		$273,910
Note Payable	300,000		400,000
Accrued Expenses Payable	609,077		1,363,706
Taxes Payable	37,385		—
Deferred Charges	52,545		52,545
Unearned Revenue	2,141,585		2,175,683
Total Current Liabilities	3,421,262		4,265,844
Long Term Liabilities:
Deferred Charges	4,379		43,788
Total Liabilities	3,425,641		4,309,632
Commitments and Contingencies	—		—
Stockholders’ Equity: Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 25,604,465 and 25,201,671 Shares Issued and 25,604,465 and 24,999,801 Shares Outstanding, Respectively	256,045		252,017
Paid-In Capital	30,703,879		30,450,122
Accumulated Deficit	(14,157,250)		(15,333,517)
Treasury Stock – At Cost – Nil and 201,870 Shares, Respectively	-0	-	(164,894)
Total Stockholders’ Equity	16,802,674		15,203,728
Total Liabilities and Stockholders’ Equity	$20,228,315		$19,513,360

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Licenses	$1,197	$277,856	$3,846,791	$1,725,177
Support Services	2,051,942	2,042,677	6,271,877	6,032,782
Professional Services	1,330,810	2,348,740	3,458,316	5,359,782
Total Revenues	3,383,949	4,669,273	13,576,984	13,117,741
Cost of Revenues:
Licenses	780,971	339,463	2,167,696	998,503
Support Services	1,193,347	1,175,659	3,518,517	3,324,325
Professional Services	987,922	1,562,679	3,397,417	3,414,518
Total Cost of Revenues	2,962,240	3,077,801	9,083,630	7,737,346
Direct Margin	421,709	1,591,472	4,493,354	5,380,395
Operating Expenses:
Sales and Marketing	452,258	361,361	1,324,315	1,119,752
General and Administrative	519,495	502,897	1,493,591	1,451,106
Acquisition Costs	—	—	—	285,240
Research and Development	151,233	205,237	465,470	537,992
Total Operating Expenses	1,122,986	1,069,495	3,283,376	3,394,090
Operating (Loss) Income	(701,277)	521,977	1,209,978	1,986,305
Other Expense (Income)
Interest Expense	10,397	7,124	14,147	13,699
Interest Income	(60)	(7,779)	(3,139)	(7,943)
Other Income	(1,152)	(11,364)	(14,682)	(32,967)
Total Other Expense (Income)	9,185	(12,019)	(3,674)	(27,211)
(Loss) Income Before Income Taxes	(710,462)	533,996	1,213,652	2,013,516
Income Taxes	—	85,586	37,385	279,076
Net (Loss) Income	$(710,462)	$448,410	$1,176,267	$1,734,440
Basic (Loss) Earnings Per Common Share	$(0.03)	$0.02	$0.05	$0.07
Diluted (Loss) Earnings Per Common Share	$(0.03)	$0.02	$0.05	$0.07
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	25,389,000	24,831,000	25,220,000	24,789,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	25,389,000	25,545,000	26,117,000	25,547,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2011	2010
Cash Flows Provided From Operating Activities:
Net Income	$1,176,267	$1,734,440
Adjustments to Reconcile Net Income to
Net Cash Provided From Operating Activities:
Depreciation	116,004	115,645
Amortization of Capitalized Software	1,044,989	498,541
Amortization of Customer Lists/Relationships	55,000	34,426
Amortization of Non-Compete Agreements	48,000	30,044
Amortization of Stock-Based Compensation	303,199	—
Non-Cash Stock-Based Compensation	—	458,629
Stock Based Compensation Provided for Services	66,529	—
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(747,746)	2,959,280
Prepaid Expenses	(71,736)	(299,010)
Other Assets	(976)	(107,437)
Increase (Decrease) in:
Accounts Payable	6,760	45,269
Accrued Liabilities	(754,629)	(343,066)
Taxes Payable	37,385	58,409
Deferred Charges	(39,409)	(16,877)
Unearned Revenue	(34,098)	412,551
Net Cash Provided From Operating Activities	1,205,539	5,580,844

Cash Flows Used For Investing Activities:
Capital Expenditures	—	(122,404)
Capitalized Software Expenditures	(3,349,854)	(2,150,768)
Acquisition	—	(1,792,023)
Net Cash Used For Investing Activities	(3,349,854)	(4,065,195)

Cash Flows Used For Financing Activities:
Payment of Debt	(100,000)	(100,000)
Proceeds from Exercise of Stock Options and Warrants	52,950	30,500
Net Cash Used For Financing Activities	(47,050)	(69,500)

(Decrease) Increase in Cash and Cash Equivalents	(2,191,365)	1,446,149

Cash and Cash Equivalents – Beginning of Period	5,892,649	4,324,446
Cash and Cash Equivalents – End of Period	$3,701,284	$5,770,595

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$14,147	$13,699
Income Taxes	$—	$218,734

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

In August 2011, the Company’s Board of Directors approved the retirement of all of the outstanding shares of its common stock owned by the Company and held as treasury stock.  As a result, the Company retired approximately 200,000 of its common stock, which eliminated the treasury stock balance with an offsetting reduction in common stock and capital in excess of par value in the accompanying unaudited consolidated balance sheet as of September 30, 2011.

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

Previously, the Company separately reported the revenue and cost of revenue categories, “Maintenance” and “Application Service Provider (“ASP”) services,” on the results of their operations.  For the three and nine months ended September 30, 2011 and 2010, and thereafter, the Company will be reporting these revenue categories as “Support Services.” Previously reported numbers have been reclassified to conform to this new presentation.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2011, and the results of their operations for the three and nine month periods ended September 30, 2011 and 2010, and their cash flows for the nine month periods ended September 30, 2011 and 2010.  Such adjustments are of a normal and recurring nature.  The results of operations for the three and nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for a full year.

 [2]  Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations with the effect of dilutive securities determined using the treasury stock method:

	For the three months ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Loss Available to Common Stockholders	$(710,462)	25,389,056	$(0.03)
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	0	—
Diluted EPS:
Loss Available to Common Stockholders Plus Assumed Exercises	$(710,462)	25,389,056	$(0.03)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the nine months ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$1,176,267	25,220,044	$0.05
Effect of Dilutive Securities:
Exercise of Options, Warrants and Restricted Stock	—	896,461	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$1,176,267	26,116,505	$0.05

	For the three months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$448,410	24,830,833	$0.02
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	640,429	—
Exercise of Warrants	—	73,881	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$448,410	25,545,143	$0.02

	For the nine months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$1,734,440	24,788,766	$0.07
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	683,561	—
Exercise of Warrants	—	74,820	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$1,734,440	25,547,147	$0.07

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[3]  Stock-Based Compensation and Stock Purchase Plans

Stock Options

In the three and nine months ended September 30, 2011, we recognized approximately $125,000 and $370,000, respectively, of stock-based compensation expense in our consolidated financial statements.

In June 2005, we adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  Options may be granted as incentive or nonqualified stock options with a term of not more than ten years.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash.  At September 30, 2011, an aggregate of 2,238,037 shares were available for grant under the 2005 Stock Incentive Plan.

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

–

Expected volatilities are based on historical volatility of the Company’s stock during the preceding periods.  The Company uses “Level 1” inputs, which are our trading market values in active markets.

–

The Company uses historical data to estimate expected life of the option award.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.

–

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant.

–

The Company does not anticipate issuance of dividends during the expected term.

	2011	2010
Expected volatility	45%–50%	45%–50%
Weighted-average volatility	47%	47%
Expected dividends	0%	0%
Expected term (in years)	3–5	3–5
Risk-free interest rate	3%	3%

As of September 30, 2011, there was approximately $400,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements previously granted by the Company.  That cost is expected to be recognized over a weighted-average period of 1.2 years.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2011	2,284,963	$0.36 – 1.55	2.3 years	$1.05
Cancelled	(35,000)	1.50 – 1.55	—	1.54
Exercised	(473,164)	0.36 – 0.79	—	0.61
Balance, September 30, 2011	1,776,799	$0.79 – 1.55	2.0 years	$1.15

Of the stock options outstanding, an aggregate of 1,077,799 are currently exercisable.

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

Warrants

There were no warrants outstanding at September 30, 2011.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2011	100,000	$0.35	1.11 years	$0.35
Exercised	(100,000)	0.35	—	0.35
Balance, September 30, 2011	—	$—	—	$—

Time-Based Restricted Stock Units

A summary of our time-based restricted stock units, or RSUs, for the nine months ended September 30, 2011 is as follows:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2011	469,500	$1.28
Granted	42,858	2.03
Vested	(165,000)	0.97
Forfeited or Expired	(44,500)	1.55
Balance, September 30, 2011	302,858	$1.60

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

[4]  Income Taxes

At December 31, 2010, the Company had a net operating tax loss carryforward of approximately $16,000,000 expiring at dates through December 31, 2030.  The deferred tax asset related to this amount has been offset by a valuation allowance.

[5]  Recently Issued Accounting Standards

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The guidance also includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. It is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income.”  The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance does not affect how earnings per share is calculated or presented.  The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with Generally Accepted Accounting Principles and International Financial Reporting Standards.  ASU No. 2011-04 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We believe there is no additional new accounting guidance adopted, but not yet effective, that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which may have a significant impact on the Company’s financial reporting if and when enacted.

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

MSBS serves the insurance industry exclusively, providing business intelligence and advanced analytics solutions.  Leveraging its Insurance Analytic Framework, which delivers accurate, available and actionable key metric and dimensions specific to the insurance industry, MSBS has established a dominant presence in an otherwise underserved market.  With the integration of these capabilities into the Cover-All portfolio, the combined company is well positioned to deliver additional value to the existing customers of both companies, as well as benefit from an unrivaled and unique competitive advantage in its combined offerings.

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

[7]  Treasury Stock

In August 2011, our Board of Directors approved the retirement of all of the outstanding shares of our common stock owned by us and held as treasury stock.  As a result, we retired approximately 200,000 of our common stock, which eliminated the treasury stock balance with an offsetting reduction in common stock and capital in excess of par value in the accompanying unaudited consolidated balance sheet as of September 30, 2011.

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services.  Total revenue for the three and nine months ended September 30, 2011 decreased and increased to $3,384,000 and $13,577,000, respectively, from $4,669,000 and $13,118,000, respectively, for the three and nine months ended September 30, 2010.

The following is an overview of the key components of our revenue and other important financial data for the three and nine months ended September 30, 2011:

Software Licenses.  Our license revenue in the three and nine months ended September 30, 2011 of $1,000 and $3,847,000, respectively, was from existing customers who chose to renew, add onto or extend their use of our software.  For the three and nine months ended September 30, 2010, we generated $278,000 and $1,725,000, respectively, in license revenue.  Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Support Services.  Support services revenue was $2,052,000 and $6,272,000, respectively, in the three and nine months ended September 30, 2011 compared to $2,043,000 and $6,033,000, respectively, in the same periods in 2010.  Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services.  Professional services revenue was $2,349,000 and $5,360,000, respectively, in the three and nine months ended September 30, 2010 compared to $1,331,000 and $3,458,000, respectively, in the same periods of 2011, as a result of decreased demand for new software capabilities and customizations from our current customer base, as well as a shift in the business model for our Business Intelligence product from a professional services-only sales model to one that builds on product licenses and support revenue.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Income (Loss) before Provision for Income Taxes.  Income (loss) before provision for income taxes was $(710,000) and $1,214,000, respectively, in the three and nine months ended September 30, 2011 compared to $534,000 and $2,014,000, respectively, in the same periods of 2010, primarily due to a decrease in license and professional services revenues for the nine months ended September 30, 2011.

Net Income (Loss).  Net income (loss) for the three and nine months ended September 30, 2011 decreased to $(710,000) and $1,176,000, respectively, from $448,000 and $1,734,000, respectively, in the same periods of 2010, as a result of a decrease in license and professional services revenues for the three and nine months ended September 30, 2011.

Cash Flow.  We generated $1,206,000 in positive cash flow from operations in the first nine months of 2011 and ended the period with $3,701,000 in cash and cash equivalents and $2,643,000 in accounts receivable.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
License	—%	6.0%	28.3%	13.2%
Support Services	60.6	43.7	46.2	45.9
Professional Services	39.4	50.3	25.5	40.9
Total Revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
License	23.1	7.3	16.0	7.6
Support Services	35.2	25.2	25.9	25.4
Professional Services	29.2	33.4	25.0	26.0
Total Cost of Revenues	87.5	65.9	66.9	59.0
Direct Margin	12.5	34.1	33.1	41.0

Operating Expenses:
Sales and Marketing	13.4	7.7	9.8	8.5
General and Administrative	15.3	10.8	11.0	11.1
Acquisition Expenses	—	—	—	2.2
Research and Development	4.5	4.4	3.4	4.1
Total Operating Expenses	33.2	22.9	24.2	25.9
Operating (Loss) Income	(20.7)	11.2	8.9	15.1

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Other (Expense) Income:
Interest (Expense) Income	(0.3)	—	—	—
Other Income	—	0.2	—	0.2
Total Other (Expense) Income	(0.3)	0.2	—	0.2
(Loss) Income Before Income Taxes	(21.0)	11.4	8.9	15.3

Income Taxes	—	1.8	0.2	2.1

Net (Loss) Income	(21.0)%	9.6%	8.7%	13.2%

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Total revenues for the three months ended September 30, 2011 were $3,384,000 compared to $4,669,000 for the same period in 2010.  License fees were $1,000 for the three months ended September 30, 2011 compared to $278,000 in the same period in 2010 as a result of fewer sales to existing and new customers in 2011.  For the three months ended September 30, 2011, support services revenues were $2,052,000 compared to $2,043,000 in the same period of the prior year primarily due to annual renewals from existing customers and new customer contracts signed in 2010.  Professional services revenue contributed $1,331,000 in the three months ended September 30, 2011 compared to $2,349,000 in the third quarter of 2010, as a result of decreased demand for new software capabilities and customizations from our current customer base, as well as a shift in the business model for our Business Intelligence product from a professional services-only sales model to one that builds on product licenses and support revenue.

For the nine months ended September 30, 2011, total revenues were $13,577,000 compared to $13,118,000 in the same period of the prior year.

Cost of sales were $2,962,000 and $9,084,000, respectively, for the three and nine months ended September 30, 2011 compared to $3,078,000 and $7,737,000, respectively, for the same periods in 2010, due to an increase in personnel-related costs. We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand.  Non-cash capitalized software amortization was $463,000 and $1,045,000, respectively, for the three and nine months ended September 30, 2011 as compared to $142,000 and $499,000, respectively, for the same periods in 2010.  We capitalized $1,097,000 and $3,350,000, respectively, of software development costs in the three and nine months ended September 30, 2011 as compared to $840,000 and $2,151,000, respectively, in the same periods in 2010.

Research and development expenses decreased to $151,000 and $465,000, respectively, for the three and nine months ended September 30, 2011 as compared to $205,000 and $538,000, respectively, for the same periods in 2010, primarily as a result of the increased capitalization of new products and capabilities. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $452,000 and $1,324,000, respectively, for the three and nine months ended September 30, 2011 as compared to $361,000 and $1,120,000, respectively, in the same periods of 2010.  This increase in 2011 was primarily due to an addition in our marketing and sales staff, resulting in an increase in personnel-related costs and an increase in expenditures related to advertising and promotion.

Acquisition expenses were zero for the nine months ended September 30, 2011 as compared to $285,000 in the same period of 2010.  These expenses were in connection with the acquisition of MSBS discussed in Note 6 of Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

General and administrative expenses increased to $519,000 and $1,494,000, respectively, in the three and nine months ended September 30, 2011 as compared to $503,000 and $1,451,000, respectively, in the same periods in 2010.  This increase in 2011 was mainly due to an increase in stock-based compensation related to options and restricted stock issued to our employees.

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

At September 30, 2011, we had cash and cash equivalents of approximately $3,701,000 compared to cash and cash equivalents of approximately $5,893,000 at December 31, 2010.  The decrease in cash and cash equivalents is primarily attributable to the decrease in license and professional services revenue in the nine months ended September 30, 2011.

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

At September 30, 2011, we had working capital of approximately $4,486,000 compared to a working capital of approximately $5,013,000 at December 31, 2010.  This decrease in our working capital resulted primarily from a decrease in license and professional services revenue.  For the nine months ended September 30, 2011, net cash provided from operating activities totaled approximately $1,206,000 compared to approximately $5,581,000 for the nine months ended September 30, 2010 due to an increase in accounts receivable in 2011.  In 2011, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.

For the nine months ended September 30, 2011, net cash used for investing activities was approximately $3,350,000 compared to approximately $4,065,000 for the nine months ended September 30, 2010.  The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

operations.  For the nine months ended September 30, 2011, net cash used for financing activities was approximately $(47,000) compared to approximately $70,000 for the nine months ended September 30, 2010. Net cash used for financing activities in 2011 consisted of proceeds from the exercise of stock options and warrants and the payment of debt.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

101.1*

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (Unaudited); (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

Date:  November 14, 2011

By:

 /s/ John W. Roblin

John W. Roblin, Chairman of the Board of Directors
and Chief Executive Officer

Date:  November 14, 2011

By:

/s/ Ann F. Massey

Ann F. Massey, Chief Financial Officer