Form 10-K
period 2011-12-31
COVER ALL TECHNOLOGIES INC
filed 2012-04-02
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______.

Commission file number 1-09228

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
Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $39,494,000.

As of March 19, 2012, there were 25,782,730 shares outstanding of our common stock.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference as described in Part III.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this annual report on Form 10-K, including, without limitation, matters discussed under Item 1 — “Business”, Item 1A — “Risk Factors” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described or implied by such statements. Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, objectives, expectations, plans or intentions. Statements contained in this annual report on Form 10-K that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this annual report on Form 10-K concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Item 1A — “Risk Factors” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and general conditions in the economy and capital markets. Except to the extent required by applicable laws and regulations, we undertake no obligations to update any forward-looking statements to reflect events or circumstances after the date of this annual report on Form 10-K or to reflect the occurrence of unanticipated events.

i

PART I

ITEM 1.	BUSINESS

In this annual report on Form 10-K, “Cover-All,” “the Registrant,” “the Company,” “our Company,” “we,” “us” and “our” refer to Cover-All Technologies Inc. and its wholly-owned subsidiary, Cover-All Systems, Inc. Cover-All®, My Insurance CenterTM (MIC) NexGen and Insurance Policy DatabaseTM (IPD) are trademarks of Cover-All Technologies Inc.

GENERAL

We provide advanced, cost-effective business-focused solutions to the property and casualty insurance industry. Our customers include insurance companies, agents, brokers and managing general agents (MGAs). Our proprietary technology solutions and services are designed to enable our customers to introduce new products quickly, expand their distribution channels, reduce costs and improve service to their customers. In addition, we also offer an innovative Business Intelligence suite of products to enable our customers to leverage their information assets for real time business insights and for better risk selection, pricing and financial reporting.

In December 2011, we expanded our portfolio of insurance solutions by acquiring the assets of a leading claims solution provider, BlueWave Technology. The acquisition of claims software marked another milestone in our goal of becoming a leading full solution provider to the property and casualty insurance industry.

Our software products and services focus on the functions required to underwrite, rate, quote, issue, print, bill and support the entire lifecycle of insurance policies and with the BlueWave acquisition, the important claims functions. Our products and services combine an in-depth knowledge of property and casualty insurance with an innovative and proprietary state-of-the-art technology platform. Our products provide advanced insurance functionality available on an “off-the-shelf” basis yet also provide additional flexibility for accommodating a high degree of customization for our customers to compete in the marketplace through differentiation. Our software is licensed for use in the customer’s data centers or can be provided through our application services provider, referred to as “ASP,” using third party technology platforms and support.

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

In order to exploit these information-driven opportunities, in April 2010 we purchased certain assets of Moore Stephens Business Solutions LLC (“MSBS”), a provider of custom business intelligence solutions for the property and casualty insurance industry.  While creating custom business intelligence solutions for a number of insurance clients, MSBS had developed a template for new customers that created a starting point for new implementations.  Utilizing our experience in creating customizable, out-of-the-box products, we developed a new product that, while utilizing some of the design concepts of MSBS, is both fully integrated with MIC and a stand-alone product with interfaces to other policy administration, claims and reinsurance systems.  We expect that this new product will be sold as an additional component to MIC customers and will “plug in” to their existing MIC, as well as to other customers to interface with their existing infrastructure of systems.

MIC is being made available to users either for in-house implementation or through our ASP. We also support “Software as a Service” (SaaS) to meet emerging customer requirements.

MIC offers the following benefits to our customers:

•	Straight-Through-Processing — Business acquisition and the processing side of commercial property and casualty insurance is not only complex but it is highly regulated and spans across multiple constituents in the value chain. Straight-Through-Processing helps customers to reduce expenses, provide faster service times and obtain a higher degree of compliance. MIC provides Straight-Through-Processing through browser-based accessibility, roles-based security, rules-based underwriting, advanced workflow referrals and comprehensive insurance processing functions such as rating, issuance, printing and statistical coding.

•	Speed To Market — In a highly competitive insurance marketplace, insurers seek to maintain competitive advantage and high profit margins through innovation and introduction of new insurance products. The information-hub architecture of MIC enables development of complex and custom products in rapid timeframes.

•	Regulatory Compliance — In highly state regulated insurance industry, compliance requires frequent software updates and audit capabilities. MIC provides regulatory updates, which are delivered on a monthly basis through our support services.

•	Security — MIC provides roles-based security with fine-grained access control, and encryption with data auditing helps enterprise data centers meet their security requirements.

•	Configurability — MIC provides a wide scope of customization to allow MIC to meet customers’ business and operational needs while taking advantage of its baseline common capabilities for achieving cost-effective and rapid implementation.

•	Integration — MIC provides real-time integration with audit logs for seamlessly integrating MIC with other systems in our customers’ technical ecosystem.

•	Openness and Scalability — MIC is based on open technologies such as J2EE, XML, Oracle and Web 2.0 (AJAX, GWT) through which we can deliver technological changes. MIC is designed to scale “horizontally” without adding significant cost to meet customers’ growing business needs.

MIC NexGen — The Policy Administration Component of MIC

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

We believe that this flexibility of MIC NexGen is a competitive advantage, and we have utilized its capabilities to develop many custom products as well as all state support for Workers Compensation, ISO Commercial Automobile (delivered in the first quarter of 2011) and ISO Commercial Package (delivered in the second quarter of 2011). The NexGen products have now replaced our earlier MIC Rating & Issuance products that have been in use by our customers for many years. Today, we offer off-the-shelf support for more than 40 lines of commercial business in all 50 states, the District of Columbia and Puerto Rico.

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

The MIC Rating & Insurance product is in use in over 30 companies.

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

My Insurance Center — Functional Capabilities

We have, through MIC, a deep inventory of insurance software components combined with a sophisticated implementation platform. MIC includes the following critical components:

•	My Insurance Center Portal

•	Enterprise, Customer-centric Oracle database

•	Underwriting Tools

•	End User access to information in real time — Straight-Through-Processing

•	Rating and Issuance

•	Full policy lifecycle support

•	Clear and comprehensive data collection with extensive real time edits

•	Policy history — easy policy changes and useful for activities such as coverage inquiries

•	On-line system, screen and field level look-ups

•	On-line Commercial Lines Manual Tables and Footnotes

•	Easy and direct system navigation

•	Standard ISO (Insurance Service Office)/NCCI coverages and rates support

•	Company customized coverages and rates support

•	Fully automated recipient-driven issuance of insurance policies, worksheets, ID cards, etc., including print preview

•	Policy database

•	Multiple company/program/state/coverage support

•	Templates to reduce data entry time

•	Advanced Billing Capabilities — integrating with NetSuite

•	Claims Repository

•	Customer Relationship Management

•	Agency and Program Management

•	Advanced Administration Tools

•	Access to Web Services and Information Providers

•	Policy Dashboard — premium and loss information

•	Advanced Workflows, Diaries

•	Electronic Underwriting files

•	Compliance Assist, Help Desk

•	Interfaces to “back end” accounting and reporting systems

•	Policy-level Premium and Loss Information for profitability tracking/accounting

•	Quote, Binder, Policy Lifecycle support

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

MARKETING

We maintain an in-house sales and marketing staff. We also utilize outside consultants and other complimentary service providers to market our products. We redesigned our Internet site and established linkages to portals and other websites. We will continue to expand in 2012 as we focus on the Internet as a valuable source of information for current and potential customers interested in our products and services. We participate in, display and demonstrate our software products at industry trade shows. Our consulting staff, business partners and other third parties also generate sales leads. We also communicate with our existing customers in a variety of ways including an annual Customer Conference.

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

Research and development expenses were $617,000, $847,000 and $891,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

INTELLECTUAL PROPERTY

We currently have no patents or patent applications pending. We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights.

BACKLOG

We had no licenses, support services or professional services backlog of unbilled work of as of December 31, 2011.

MAJOR CUSTOMERS

Our product line is in use in over 30 companies. For the years ended December 31, 2011, 2010 and 2009, we had three, four and three customers who contributed revenues in excess of 10% of our total revenues for the respective years.

As our business has grown, we have become less reliant on any one major customer, including three units of Chartis Inc., formerly units of American International Group, Inc. (“CHARTIS”). For the year ended December 31, 2011, two customers, none of which are units of CHARTIS, generated approximately 19% and 13% of our revenues, respectively.

A third customer, a unit of CHARTIS, generated approximately 10%, 11% and 15% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Another customer, a second unit of CHARTIS, generated approximately 5%, 5% and 12% of our revenue for the years ended December 31, 2011, 2010 and 2009, respectively, and one other customer, a third unit of CHARTIS, generated approximately 4%, 4% and 6% of our revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The aggregate percentage of our total revenue generated by the three CHARTIS customers for the years ended December 31, 2011, 2010 and 2009, respectively, is 19%, 20% and 33%.

On March 29, 2012, we received notice from the third, and on March 30, 2012, we received notice from the second of the CHARTIS units referred to above that each will not renew its respective contractual arrangements, pursuant to which they were primarily receiving support services, with us when those arrangements expire on September 30, 2012.  We have not received any notice of non-renewal of our contractual arrangements from the first of the CHARTIS units referred to above, and we expect that our contractual arrangements with such unit will continue upon the same terms and conditions as had been in effect in 2011.  For the year ended December 31, 2011, the revenues we generated from support services for the three units of CHARTIS represented approximately 8%, 4% and 4%, respectively, of our total revenues, and the total revenues we generated from the three units of CHARTIS represented approximately 10%, 5% and 4%, respectively, of our total revenues.

EMPLOYEES

We had 71 employees, all of whom were full-time employees, as of December 31, 2011. None of our employees is represented by a labor union, and we have not experienced any work stoppages. We believe that relations with our employees are good.

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

Our website address is www.cover-all.com. We make available, free of charge, through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS

RISK FACTORS

In addition to the other information described elsewhere in this annual report on Form 10-K, you should carefully consider the following risk factors, which could materially adversely affect our business, financial condition and results of operations. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and results of operations.

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

We may need additional financing to continue to fund acquisitions and business development and to expand and grow our business generally. If equity securities are issued in connection with a financing or business acquisition, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to further restrictions on our operations and finances both in and outside the ordinary course of business. As of December 31, 2011, we had net stockholders’ equity of approximately $16,921,000 and net working capital of approximately $3,251,000.

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

In 2011, 2010 and 2009, our software products operations depended primarily on certain existing major customers.  Two customers generated approximately 19% and 13% of our revenues in 2011.  One additional customer, a unit of CHARTIS, accounted for approximately 10%, 11% and 15% of our total revenues in 2011, 2010 and 2009, respectively.  One other customer, a second unit of CHARTIS, accounted for approximately 5%, 5% and 12% of our total revenues in 2011, 2010 and 2009, respectively.  Another customer, a third unit of CHARTIS, generated approximately 4%, 4% and 6% of our total revenues for the years ended December 31, 2011, 2010, and 2009, respectively.

On March 29, 2012, we received notice from the third, and on March 30, 2012, we received notice from the second of the CHARTIS units referred to above that each will not renew its respective contractual arrangements, pursuant to which they were primarily receiving support services, with us when those arrangements expire on September 30, 2012.  We have not received any notice of non-renewal of our contractual arrangements from the first of the CHARTIS units referred to above, and we expect that our contractual arrangements with such unit will continue upon the same terms and conditions as had been in effect in 2011.  For the year ended December 31, 2011, the revenues we generated from support services for the three units of CHARTIS represented approximately 8%, 4% and 4%, respectively, of our total revenues, and the total revenues we generated from the three units of CHARTIS represented approximately 10%, 5% and 4%, respectively, of our total revenues.  See “Business – Major Customers”.  The impact of the non-renewal by the second and third CHARTIS units of their contractual arrangements would not be realized until the fourth quarter of 2012, and for that quarter the maximum potential impact to our revenue resulting from any such non-renewal would be approximately $360,000.

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

Under the United States Internal Revenue Code, companies that have not been operating profitably are allowed to apply certain of their past losses to offset future taxable income liabilities they may incur once they reach profitability. These amounts are known as net operating tax loss carryforwards. At December 31, 2011, we had approximately $9 million of federal net operating tax loss carryforwards expiring at various dates through 2026. Because of certain provisions of the Tax Reform Act of 1986 related to change of control, however, we may not get the full benefit of these loss carryforwards. If we are limited from using net operating tax loss carryforwards to offset any of our income, this would increase our taxes owed and reduce our cash for operations.

RISKS RELATED TO OUR COMMON STOCK

If we are unable to maintain the listing standards of the NYSE Amex, our common stock may be delisted, which may have a material adverse effect on the liquidity and value of our common stock.

Our common stock is traded on the NYSE Amex. To maintain our listing on the NYSE Amex, we must meet certain financial and liquidity criteria. The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we fail to meet any of the

NYSE Amex’s listing standards, we may be delisted. In the event of delisting, trading of our common stock would most likely be conducted in the over the counter market on an electronic bulletin board established for unlisted securities, which could have a material adverse effect on the market liquidity and value of our common stock.

Holders of our common stock may have difficulty in selling those shares.

While our common shares trade on the NYSE Amex, our stock is thinly traded and investors may have difficulty in selling their shares. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained. In addition, because our common stock trades at a price less than $5.00 per share, brokers effecting transactions in our common stock may be subject to additional customer disclosure and record keeping obligations, including disclosure of the risks associated with low price stocks, stock quote information and broker compensation. Brokers effecting transactions in our common stock may also be subject to additional sales practice requirements under certain Exchange Act rules, including making inquiries into the suitability of investments for each customer or obtaining a prior written agreement for the specific stock purchase. Because of these additional obligations, some brokers will not effect transactions in our common stock.

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

Our certificate of incorporation, as amended (the “Certificate of Incorporation”), and by-laws contain provisions that could discourage, delay or prevent a change in control or changes in our management that our stockholders may deem advantageous. These provisions:

•	require super-majority voting to amend some provisions in our Certificate of Incorporation and by-laws;

•	establish a staggered board of directors;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our by-laws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

RISKS RELATED TO ACQUISITIONS

We may fail to realize the anticipated benefits of the acquisitions of the PipelineClaims assets of Ho’ike Services, Inc. dba BlueWave Technology, and the assets of Moore Stephens Business Solutions, LLC.

On December 30, 2011, we acquired substantially all of the PipelineClaims assets (excluding working capital) of Ho’ike Services, Inc. dba BlueWave Technology (“BlueWave”), and on April 12, 2010, we acquired substantially all of the assets (excluding working capital) of MSBS, in each instance through our wholly-owned subsidiary, Cover-All Systems, Inc. The success of these acquisitions will depend on, among other things, our ability to realize anticipated benefits, growth opportunities and cost savings and to integrate the operations of BlueWave and MSBS in a manner that does not materially disrupt our own operations. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Further, it is possible that the integration process could result in the disruption of the ongoing business or inconsistencies in standards, controls, procedures and policies that would adversely affect our business, financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our headquarters is located in Fairfield, New Jersey, where we occupy approximately 20,000 square feet under a lease that expires on October 31, 2012. Currently, we fully utilize this facility. We believe that our headquarters is well maintained and adequate to meet our needs for the foreseeable future. Based upon the upcoming expiration of this lease, however, we are currently assessing our operational needs and evaluating our options for remaining at our present location under a new lease or entering into a new lease at a different location following the end of our current lease. We believe that if we do not remain at our current location, we could find alternative space and relocate our operations to such new location without any material disruption to our business.

As a consequence of our acquisition of MSBS, we also have office space of approximately 6,000 square feet located in mid-town Manhattan under a separate lease which is due to expire on January 31, 2014. We believe that this office space is also well maintained and will be adequate to meet our needs for the foreseeable future. In connection with our BlueWave acquisition, we are continuing to use a portion of the premises used by the business prior to the acquisition located in Honolulu, Hawaii, pursuant to a short-term transitional arrangement between us and Ho’ike Services, Inc. We are currently in the process of seeking new office space in Honolulu from which we will continue to operate the BlueWave business.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

Our common stock has been quoted on the NYSE Amex under the symbol “COVR” since May 25, 2011. Prior to May 25, 2011, our common stock was quoted on the OTCQB market under the symbol “COVR.PK” and prior to February 23, 2011, our common stock was quoted on the OTC Bulletin Board under the symbol “COVR.OB”. The table below sets forth (x) for the periods indicated commencing from and after May 25, 2011, the high and low sales prices for our common stock on the NYSE Amex and (y) for periods preceding May 25, 2011, the high and low bid prices for our common stock as reported on the OTCQB or OTC Bulletin Board, as applicable. The quotations below for OTCQB or OTC Bulletin Board, as applicable, bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2011:	High	Low
4th Quarter	$1.95	$1.29
3rd Quarter	2.69	1.75
2nd Quarter	3.37	1.90
1st Quarter	2.30	1.51
2010:	High	Low
4th Quarter	$1.62	$1.20
3rd Quarter	1.45	1.17
2nd Quarter	1.75	1.12
1st Quarter	1.49	0.94

As of March 19, 2012, there were 445 holders of record of our common stock. This number does not include beneficial owners who may hold their shares in street name.

No dividends were declared in 2011 or 2010.

The closing sales price for our common stock on March 19, 2012 was $2.31, as reported by the NYSE Amex.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2011, information related to our equity compensation plans. All options to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Referenced in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders(1)	1,777,463	1.24	2,195,179
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,777,463	1.24	2,195,179

(1)	Reflects grants under our Amended and Restated 2005 Stock Incentive Plan. The numbers in the table include the restricted stock granted under our 2005 Stock Incentive Plan.

PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder returns (including reinvestment of dividends) from the period from December 31, 2006 through December 31, 2011 on an investment of $100 in (i) our common stock, (ii) the Russell Microcap Index (an index of microcap companies), and (iii) an index of peer companies selected by us (the “Peer Group”), as described below. You should be aware that historical results are not necessarily indicative of future performance.

We have selected the Russell Microcap Index for comparative purposes. We believe that, given our current size of operations and market capitalization, the Russell Microcap Index, which measures the performance of stocks in the microcap segment of the U.S. equity securities market, provides an appropriate benchmark against which to measure our stock performance.

Our Peer Group consists of Computer Sciences Corporation, Ebix Inc., Pegasystems Inc. and Sapient Corp.

	December 31,
	2006	2007	2008	2009	2010	2011
Cover-All Technologies Inc.	$100.00	$174.68	$113.92	$146.50	$211.90	$235.44
Russell Microcap Index	$100.00	$92.00	$55.40	$70.63	$91.03	$82.59
Peer Group	$100.00	$99.50	$70.51	$123.18	$121.05	$77.82

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial information as of December 31, 2011 and 2010, and for each of the years ended December 31, 2011, 2010 and 2009, have been derived from and should be read in conjunction with our audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The selected historical consolidated financial information as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

Selected Five-Year Consolidated Financial Data

The following is a summary of selected five-year consolidated financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007:

	Year ended December 31,
	2011	2010		2009		2008		2007
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$17,596	$17,457		$14,515		$13,467		$9,777
Income before income tax	1,185	2,215		3,335		2,904		1,245
Net income	1,185	2,952	(1)	3,917	(1)	4,556	(2)	1,231
Net income per share — basic	0.05	0.12		0.16		0.19		0.06
Net income per share — diluted	0.05	0.12		0.16		0.19		0.05
Cash dividends per share	$—	$—		$0.03		$—		$—

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,282	$5,893	$4,324	$4,686	$11
Working capital	3,251	5,013	7,232	4,806	545
Total assets	20,458	19,513	14,999	11,039	5,864
Short-term debt	—	400	—	—	262
Long-term debt	—	—	—	—	—
Stockholders’ equity	$16,921	$15,204	$11,502	$7,804	$2,285

(1)	Net income for such year included a deferred income tax benefit of $0.8 million as a result of the Company’s reversal of a portion of its Deferred Tax Asset valuation allowance.

(2)	Net income for such year included a deferred income tax benefit of $1.7 million as a result of the Company’s reversal of a portion of its Deferred Tax Asset valuation allowance.

Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2011 and 2010:

	2011
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Total revenues	$5,197	$5,996	$3,384	$4,019
Operating income (loss)	$1,237	$674	$(701)	$(31)
Net income (loss)	$1,205	$681	$(710)	$9
Net income (loss) per common share
Basic	$0.05	$0.03	$(0.03)	$0.00
Diluted	$0.05	$0.03	$(0.03)	$0.00

	2010
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Total revenues	$3,754	$4,695	$4,669	$4,339
Operating income	$792	$673	$522	$194
Net income	$721	$566	$448	$1,217
Net income per common share
Basic	$0.03	$0.02	$0.02	$0.05
Diluted	$0.03	$0.02	$0.02	$0.05

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services. Total revenue in 2011 increased to $17,596,000 from $17,457,000 in 2010, due to an increase in license and support services offset by a decrease in professional services.

The following is an overview of the key components of our revenue and other important financial data in 2011:

Software Licenses. License revenue was $4,770,000 in 2011 compared to $2,288,000 in 2010 as a result of new customer sales and sales to existing customers in 2011. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

Support Services. Support services revenue was $8,346,000 in 2011 compared to $8,099,000 in 2010. The increase in maintenance revenue in 2011 was mainly due to the annual renewal of existing customers’ maintenance and maintenance from new customer contracts. Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new support services associated with new license sales and annual price increases.

Professional Services. The decrease in professional services revenue to $4,480,000 in 2011 from $7,070,000 in 2010 was a result of decreased demand for new software capabilities and customizations from our current customer base and the shift of MSBS revenue from professional services to license sales.

Income before Provision for Income Taxes. Income before provision for income taxes was $1,185,000 in 2011 compared to $2,125,000 in 2010, primarily due to a decrease in professional services revenue.

Income Tax Benefit. We recorded income taxes, which are comprised of New Jersey state tax and Federal alternative minimum tax, of $0 and $63,000 in 2011 and 2010, respectively. We also recorded income tax benefit of $0 and $800,000 in 2011 and 2010, respectively.

Net Income. Net income for 2011 was $1,185,000 compared to $2,952,000 in 2010, mainly as a result of a decrease in professional services revenue.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP metric, was $3.0 million for 2011 compared to $3.1 million for 2010.

Cash Flow. We generated $3,317,000 in positive cash flow from operations in 2011 and ended the year with $3,282,000 in cash and cash equivalents and $1,818,000 in accounts receivable.

We continue to face competition for growth in 2012 mainly in the marketing and selling of our products and services to new customers caused by a number of factors, including long sales cycles and general economic and business conditions. In addition, there are risks related to customers’ acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize. However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers. Consequently, we continue to incur additional sales and marketing expense in advance of generating the corresponding revenue.

As we shift over time from software development to deployment, from a financial perspective, the non-cash charges for amortization of developed software will increasingly impact our bottom line. Therefore, in order to provide more visibility to investors, we have decided to also report EBITDA to show what we believe is the Company’s earnings power without the impact of, among other items, amortization. In 2011, the non-cash charge for amortization of capitalized software increased more than 150% from 2010 to $1.5 million, and we expect this amount could exceed $3 million, or $0.12 per share, in 2012, depending on our sales success. Therefore, we believe that EBITDA will be a useful measure of the true earnings power of the Company while we complete the development and deployment cycle. As such, we expect to increasingly focus on EBITDA to evaluate our progress.

USE OF NON-GAAP FINANCIAL MEASURES

In evaluating our business, we consider and use EBITDA as a supplemental measure of our operating performance. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization. The Company presents EBITDA because it believes it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance.

The term EBITDA is not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. EBITDA has limitations as an analytical tool, and when assessing the Company’s operating performance, investors should not consider EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Among other things, EBITDA does not reflect the Company’s actual cash expenditures. Other companies may calculate similar measures differently than Cover-All limiting their usefulness as comparative tools. We compensate for these limitations by relying on our U.S. GAAP results and using EBITDA only supplementally.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the years ended December 31, 2011 and 2010:

	2011	2010
Net Income	$1,184,766	$2,951,786

Interest income, net	13,498	10,053
Income tax (benefit) expense	—	(736,933)
Depreciation	146,397	159,835
Amortization	1,686,647	717,148

EBITDA	$3,031,308	$3,101,889

EBITDA per common share:

Basic	$0.12	$0.12
Diluted	$0.12	$0.12

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

Our revenues are recognized in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software Revenue Recognition, as amended. Revenue from the sale of software licenses is predominately from standardized software and is recognized when standard software modules are delivered and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectability is probable. Revenue from support services is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

Our revenue is derived from the licensing of our software products, professional services and support services. We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

License Revenue

We recognize our license revenue upon delivery, provided collection is determined to be probable and no significant obligations remain.

Services and Support Revenue

Our services and support revenue is composed of professional services (such as consulting services and training) and support services (maintenance, support and ASP services). Our professional services revenue is recognized when the services are performed. Our support services revenues are recognized ratably over the term of the arrangement.

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

Business Combination, Goodwill and Other Intangible Assets

ASC 805, Business Combinations, requires that the purchase method of accounting be used for all business combinations. It further specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. The intangible assets, other than goodwill, acquired in the MSBS and BlueWave transactions will be amortized using the straight-line method over their estimated useful lives.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2011	2010	2009
Revenues:
License	27.1%	13.1%	28.5%
Support Services	47.4	46.4	48.9
Professional Services	25.5	40.5	22.6
Total Revenues	100.0	100.0	100.0

Cost of Revenues:
License	16.7	7.6	12.5
Support Services	26.8	25.9	30.1
Professional Services	24.5	28.5	10.9
Total Cost of Revenues	68.0	62.0	53.5
Direct Margin	32.0	38.0	46.5

Operating Expenses:
Sales and Marketing	10.1	8.2	6.3
General and Administrative	10.9	10.9	11.5
Acquisition Costs	0.8	1.6	—
Research and Development	3.5	4.8	6.1
Provision for Doubtful Accounts	—	—	—
Total Operating Expenses	25.3	25.5	23.9
Operating Income	6.7	12.5	22.6

Other (Income) Expense:
Interest Expense	0.1	0.1	—
Interest Expense — Related Party	—	—	—
Interest Income	—	(0.1)	(0.1)
Other Expense	—	—	—
Other Income	(0.1)	(0.2)	(0.3)
Total Other (Income) Expense	(0.0)	(0.2)	(0.4)
Income Before Income Taxes	6.7	12.7	23.0

Income Tax Benefit:	—	4.2	4.0
Net Income	6.7%	16.9%	27.0%

YEAR ENDED DECEMBER 31, 2011 COMPARED WITH YEAR ENDED DECEMBER 31, 2010

Revenues

Total revenues were $17,596,000 for the year ended December 31, 2011 compared to $17,457,000 for the year ended December 31, 2010. License fees were $4,770,000 for the year ended December 31, 2011 compared to $2,288,000 in 2010, an increase of 108%, as a result of new customer license sales, sales to existing customers and an increased sales and marketing effort in 2011. For the year ended December 31, 2011, support services revenues were $8,346,000 compared to $8,099,000 of the prior year, due to the annual renewal of existing customers’ maintenance and maintenance from new customer contracts. Professional services revenue contributed $4,480,000 for the year ended December 31, 2011 compared to $7,070,000 for the year ended December 31, 2010 as a result of decreased demand for new software capabilities and customizations from our current customer base and the shift of MSBS revenue from professional services to license sales.

Cost of sales increased to $11,974,000 for the year ended December 31, 2011 as compared to $10,817,000 for 2010, due to higher salaries and personnel-related expenses associated with staffing changes. Non-cash capitalized software amortization was $1,549,000 for the year ended December 31, 2011 as compared to $618,000 in 2010. We capitalized software development costs of $4,545,000 in 2011 compared to $3,260,000 in 2010.

Expenses

Research and Development. Research and development expenses were $617,000 for the year ended December 31, 2011 compared to $847,000 in 2010, primarily due to our research and development staff working on developing various new software capabilities that were capitalized in 2011. We intend to continue to maintain our ongoing effort to enhance the functionality of our products and solutions to remain competitive.

Sales and Marketing. Sales and marketing expenses increased to $1,777,000 for the year ended December 31, 2011 from $1,424,000 in 2010, primarily due to personnel-related costs and advertising and promotion expenses.

Acquisition. Acquisition expenses were approximately $137,000 for the year ended December 31, 2011 as compared to $285,000 in 2010. These expenses were in connection with the acquisition of BlueWave in 2011.

General and Administrative. General and administrative expenses were $1,913,000 in 2011 as compared to $1,902,000 in 2010. The increase in the general and administrative expenses was mainly due to an increase in stock based compensation related to options and restricted stock issued to employees and directors.

Other Income. We had $20,000 of other income for the year ended December 31, 2011 compared to $43,000 of other income for the year ended December 31, 2010.

Income Tax Benefit. In 2011, we recorded income taxes of $0. We also recorded an income tax benefit of $63,000 in 2010, which was comprised of New Jersey state tax and Federal alternative minimum tax.

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

At December 31, 2011, we had cash and cash equivalents of $3,282,000 compared to cash and cash equivalents of $5,893,000 at December 31, 2010. The decrease in cash and cash equivalents is primarily attributable to fewer new customer sales in 2011 and a decrease in professional services revenues in 2011.

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

In December 31, 2011, we had working capital of $3,251,000 compared to working capital of $5,013,000 at December 31, 2010. This decrease in our working capital resulted primarily from a decrease in professional services revenue in 2011. Net cash provided from operating activities totaled approximately $3,317,000 in 2011 compared to approximately $6,899,000 in 2010. In 2011, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital. The Company had a significant increase in its accounts receivable in 2009 due to the license sales to new customers offset by non-cash expenses and payment of liabilities.

In 2011, net cash used for investing activities was approximately $5,581,000 compared to approximately $5,172,000 in 2010. The increase in net cash used for investing activities was mainly due to capitalized acquisition expenditures related to the acquisition of BlueWave and a significant increase in capitalized software. We expect capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. We use cash to invest in capital and other assets to support our growth.

In 2011, net cash provided from (used for) financing activities was approximately $347,000 compared to approximately $(159,000) in 2010. The cash provided from financing activities in 2011 consisted of proceeds from the exercise of stock options and warrants and included the payment of debt related to the acquisition of MSBS. The cash provided from (used for) financing activities in 2009 consisted of dividends paid to common stockholders and proceeds from the exercise of stock options and warrants.

Funding Requirements

Our primary uses of cash are for personnel-related expenditures, facilities and technology costs.

We do not anticipate any large capital expenditures that will require us to seek new sources of capital. We lease computer equipment for terms of three years in order to have the latest available technology to serve our customers and develop new products.

On June 18, 2008, we announced that our board of directors authorized a share buyback plan of up to 1,000,000 shares of the Company’s common stock, in accordance with Rule 10b-18 of the Exchange Act. In 2008, the Company purchased an aggregate of 201,870 shares of the Company’s common stock on the open market at an average purchase price of $0.82 per share for a total purchase price of approximately $164,894.

On February 17, 2009, we announced that our board of directors declared a special cash dividend in the amount of $0.03 per share on our common stock. This dividend was paid on April 7, 2009 to common stockholders of record as of the close of business on March 27, 2009. The Company also announced that in light of its decision to declare a special cash dividend, our board of directors had determined that the Company would suspend its share buyback plan until further notice.

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

On December 16, 2011, we announced that our board of directors authorized a share buyback plan of up to 1,000,000 shares of the Company’s common stock, in accordance with Rule 10b-18 of the Exchange Act.

On December 30, 2011, the Company completed the acquisition of the PipelineClaims assets of BlueWave, a provider of enterprise claims management software to the property and casualty insurance industry based in Honolulu, Hawaii. The aggregate purchase price for the acquisition, in addition to the assumption by the Company of certain assumed liabilities, consisted of the following: (i) $1,100,000 in cash on the closing date, (x) $635,821 of which (net of adjustments for certain prepayments to BlueWave and other prorations) was paid in cash to BlueWave, and (y) $400,000 of which was deposited into an escrow account to be held and distributed by an escrow agent pursuant to the terms of an escrow agreement to secure possible future indemnification claims and certain other post-closing matters in favor of the Company; and (ii) up to an aggregate of $750,000 in an earnout, which earnout will be based upon the performance of the acquired business in the five years following the closing. More particularly, for each of the five years following the closing, BlueWave will be entitled to receive an amount equal to ten percent (10%) of the PipelineClaims Free Cash Flow (as such term is defined in the purchase agreement) but in no event will the Company be required to pay to BlueWave in excess of $750,000 in the aggregate for the 5-year period.

We prepare monthly cash flow projections on a rolling twelve-month basis based on a detailed review of anticipated receipts and revenue from licenses, support and professional services. We also perform a detailed review of our disbursements, including fixed costs, variable costs, legal costs, payroll costs and other specific payments, on a rolling twelve-month basis.

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

Our future liquidity and capital resource requirements will depend on many factors, including but not limited to the following trends and uncertainties we face:

•	Our ability to generate cash is subject to general economic, financial, competitive and other factors beyond our control;

•	Our need to invest resources in product development in order to continue to enhance our current products, develop new products, attract and retain customers and keep pace with competitive product introductions and technological developments;

•	We experience intense competition in our industry and continuing technological changes;

•	Insurance companies typically are slow in making decisions and have numerous bureaucratic and institutional obstacles, which can make our efforts to attain new customers difficult;

•	We compete with a number of larger companies who have greater resources than ours — we do so on the basis of insurance knowledge, products, services, price, technological advances and system functionality and performance;

•	Our operations depend upon the continuing business of our existing customers and our ability to attract new customers; and

•	A decline in software spending in the insurance industry could result in a decrease in our revenue.

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

Net Operating Tax Loss Carryforwards

At December 31, 2011, we had approximately $9,000,000 of federal net operating tax loss carryforwards expiring at various dates through 2026. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company’s ability to utilize net operating tax loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period, which is generally a three-year period. As a result of stock which may be issued by us from time to time or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating tax loss carryforwards could be significantly limited.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at December 31, 2011:

Payments due by period
(in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$1,471	$811	$660	$—	$—
Total	$1,471	$811	$660	$—	$—

We lease one facility in Fairfield, New Jersey, which lease expires October 31, 2012, and one facility in New York, New York, which lease expires January 31, 2014. We are currently using certain premises in Honolulu, Hawaii, under a short-term arrangement. We also lease various telephone and computer equipment.

OFF-BALANCE-SHEET ARRANGEMENTS

During the year ended December 31, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

RECENT ACCOUNTING AND AUDITING DEVELOPMENTS

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The guidance also includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. It is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with Generally Accepted Accounting Principles and International Financial Reporting Standards. ASU No. 2011-04 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

We believe there is no additional new accounting guidance adopted, but not yet effective, that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which may have a significance impact on the Company’s financial reporting, if and when enacted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and this Item is not applicable to us.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Item 15(a)(1) and (2) of this annual report on Form 10-K are included beginning on page F-1 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control — Integrated Framework.”

Based upon its assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based upon those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item and not otherwise set forth below will be included in the Proxy Statement and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 19, 2012, regarding our executive officers:

Name	Age	Position
John W. Roblin	66	Chairman of the Board of Directors and Chief Executive Officer
Manish D. Shah	40	Director, President and Chief Technology Officer
Maryanne Z. Gallagher	50	Executive Vice President and Chief Operating Officer
Ann F. Massey	53	Chief Financial Officer and Secretary

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

Maryanne Z. Gallagher has served as our Executive Vice President and Chief Operating Officer since May 2008 and February 2001, respectively. Prior to holding the position of Chief Operating Officer, she served as our Senior Vice President since January 2000. From November 1998 until December 1999, Ms. Gallagher served as our Vice President — Customer Service. Ms. Gallagher joined us in 1990 and has held various development and support positions in our Classic division through 1998.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this annual report on Form 10-K:

(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements on Page 33 of this annual report on Form 10-K.

(2)	Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts.	F-25

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(3)	Exhibits:

See Exhibit Index.

COVER-ALL TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cover-All Technologies Inc.

We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and its subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cover-All Technologies Inc. and its subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The Financial Statement Schedule II — Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s Rules and Regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic consolidated financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the basic consolidated financial statements. The information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the consolidated financial statements or to the basic consolidated financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

We were not engaged to examine management’s assessment of the effectiveness of Cover-All Technologies Inc.’s internal control over financial reporting as of December 31, 2011, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

MSPC

Certified Public Accountants and Advisors, A Professional Corporation

New York, New York
March 30, 2012

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets:
Current Assets:
Cash and Cash Equivalents	$3,281,965	$5,892,649
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000 in 2011 and 2010)	1,817,793	1,895,205
Prepaid Expenses	576,522	691,020
Deferred Tax Asset	1,099,000	800,000

Total Current Assets	6,775,280	9,278,874

Property and Equipment — At Cost:
Furniture, Fixtures and Equipment	912,527	956,269
Less: Accumulated Depreciation	(633,356)	(530,701)

Property and Equipment — Net	279,171	425,568

Goodwill	1,039,114	1,039,114

Customer Lists/Relationships (Less Accumulated Amortization of $126,093 and $52,759 in 2011 and 2010, Respectively)	93,907	167,241

Non-Competition Agreements (Less Accumulated Amortization of $116,044 and $46,044 in 2011 and 2010, Respectively)	49,956	113,955

Capitalized Software (Less Accumulated Amortization of $14,134,024 and $12,584,710 in 2011 and 2010, Respectively)	8,799,711	5,804,093

Deferred Tax Asset	2,168,500	2,467,500

Business Acquisition	1,035,821	—

Other Assets	216,971	217,015

Total Assets	$20,458,431	$19,513,360

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$440,635	$273,910
Accrued Liabilities	753,888	1,363,706
Deferred Charges	43,788	52,545
Note Payable	—	400,000
Unearned Revenue	2,298,985	2,175,683

Total Current Liabilities	3,537,296	4,265,844

Long-Term Liabilities:
Deferred Charges	—	43,788
Total Liabilities	3,537,296	4,309,632

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 25,782,730 and 25,201,671 Shares Issued and 25,782,730 and 24,999,801 Shares Outstanding in 2011 and 2010, Respectively	257,827	252,017

Capital In Excess of Par Value	30,812,059	30,450,122

Accumulated Deficit	(14,148,751)	(15,333,517)

Treasury Stock — Nil and 201,870 Shares — At Cost	—	(164,894)

Total Stockholders’ Equity	16,921,135	15,203,728

Total Liabilities and Stockholders’ Equity	$20,458,431	$19,513,360

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2011	2010	2009
Revenues:
Licenses	$4,769,863	$2,288,202	$4,138,252
Support Services	8,345,792	8,098,908	7,095,167
Professional Services	4,480,043	7,069,715	3,281,973

Total Revenues	17,595,698	17,456,825	14,515,392

Costs of Revenues:
Licenses	2,948,667	3,006,221	3,497,643
Support Services	4,711,864	2,834,910	2,685,549
Professional Services	4,313,160	4,976,200	1,577,075
Total Costs of Revenues	11,973,691	10,817,331	7,760,267

Direct Margin	5,622,007	6,639,494	6,755,125

Operating Expenses:
Sales and Marketing	1,776,573	1,423,656	906,074
General and Administrative	1,913,129	1,901,673	1,674,445
Acquisition Costs	137,020	285,240	—
Research and Development	616,703	847,496	890,951

Total Operating Expenses	4,443,425	4,458,065	3,471,470

Operating Income	1,178,582	2,181,429	3,283,655

Other (Income) Expense:
Interest Expense	13,767	18,740	—
Interest Income	(269)	(8,687)	(6,172)
Other Expense	—	—	616
Other Income	(19,682)	(43,477)	(45,370)

Total Other (Income) Expense	(6,184)	(33,424)	(50,926)

Income Before Income Taxes	1,184,766	2,214,853	3,334,581

Income Tax (Benefit)	—	(736,933)	(582,325)

Net Income	$1,184,766	$2,951,786	$3,916,906

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2011	2010	2009

Basic Earnings Per Common Share	$.05	$.12	$.16

Diluted Earnings Per Common Share	$.05	$.12	$.16

Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	25,324,000	24,828,000	24,591,000

Weighted Average Number of Common Shares Outstanding for Diluted Income Earnings Per Common Share	26,002,000	25,590,000	25,057,000

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2009	$246,902	$29,185,646	$(21,463,824)	$(164,894)	$7,803,830

Exercise of 26,429 Stock Options and Warrants	264	13,036	—	—	13,300
Vesting of 75,000 Shares of Restricted Stock to One of Our Executives	750	(750)	—	—	—
Grant of 84,000 Shares of Restricted Stock to Non- Employee Directors	840	83,160	—	—	84,000
Grant of 10,000 Shares of Restricted Stock to Our Investor Relations Firm	100	12,400	—	—	12,500
Non-Cash Stock-Based Compensation	—	409,762	—	—	409,762
Dividends Paid to Common Stockholders	—	—	(738,384)	—	(738,384)
Net Income	—	—	3,916,906	—	3,916,906

Balance at December 31, 2009	248,856	29,703,254	(18,285,302)	(164,894)	11,501,914

Exercise of 60,000 Stock Options and Warrants	600	40,700	—	—	41,300
Vesting of 107,500 Shares of Restricted Stock to Several of Our Employees	1,075	(1,075)	—	—	—
Grant of 72,501 Shares of Restricted Stock to Non- Employee Directors	725	99,164	—	—	99,889
Grant of 76,014 Shares of Stock to MSBS Related to the Acquisition	760	89,240	—	—	90,000
Non-Cash Stock-Based Compensation	—	518,839	—	—	518,839
Net Income	—	—	2,951,786	—	2,951,786

Balance at December 31, 2010	252,016	30,450,122	(15,333,516)	(164,894)	15,203,728

Retirement of Treasury Stock	(4,468)	(627,176)	—	631,644	—
Exercise of 820,000 Stock Options and Warrants	8,200	511,500	—	(466,750)	52,950
Vesting of 165,000 Shares of Restricted Stock to Several of Our Employees	1,650	(1,650)	—	—	—
Grant of 42,858 Shares of Restricted Stock to Non- Employee Directors	429	86,571	—	—	87,000
Non-Cash Stock-Based Compensation	—	392,691	—	—	392,691
Net Income	—	—	1,184,766	—	1,184,766

Balance at December 31, 2011	$257,827	$30,812,058	$(14,148,750)	$—	$16,921,135

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income	$1,184,766	$2,951,786	$3,916,906
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	146,397	159,835	72,165
Amortization of Capitalized Software	1,549,314	618,345	917,207
Amortization of Customer Lists/Relationships	73,333	52,759	—
Amortization of Non-Competition Agreements	64,000	46,044	—
Amortization of Stock-Based Compensation	392,691	518,839	409,762
Stock-Based Compensation Provided for Services	87,000	99,889	96,500
Deferred Tax Benefit	—	(800,000)	(787,500)
Write-off of Leasehold Improvement	—	—	616

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	77,412	3,191,277	(3,030,667)
Prepaid Expenses	114,498	(245,274)	(80,688)
Other Assets	44	(106,864)	—
Increase (Decrease) in:
Accounts Payable	166,725	65,096	(18,193)
Accrued Liabilities	(609,818)	88,648	213,993
Taxes Payable	—	(139,035)	139,035
Deferred Charges	(52,545)	(27,510)	(22,503)
Unearned Revenue	123,302	425,380	(50,182)

Net Cash Provided by Operating Activities	3,317,119	6,899,215	1,776,451

Cash Flows from Investing Activities:
Capital Expenditures	—	(119,810)	(2,335)
Capitalized Software Expenditures	(4,544,932)	(3,260,479)	(1,411,057)
Cost of Acquisition	(1,035,821)	(1,792,023)	—

Net Cash Used for Investing Activities	(5,580,753)	(5,172,312)	(1,413,392)

Cash Flows from Financing Activities:
Payment of Debt	(400,000)	(200,000)	—
Dividends Paid to Common Stockholders	—	—	(738,383)
Proceeds from Exercise of Stock Options, Restricted Stock and Warrants	52,950	41,300	13,300
Purchase of Treasury Stock	—	—	—

Net Cash (Used for) Financing Activities	(347,050)	(158,700)	(725,083)

(Decrease) Increase in Cash and Cash Equivalents	(2,610,684)	1,568,203	(362,024)

Cash and Cash Equivalents — Beginning of Years	5,892,649	4,324,446	4,686,470

Cash and Cash Equivalents — End of Years	$3,281,965	$5,892,649	$4,324,446

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2011	2010	2009
Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$13,767	$18,740	$—
Income Taxes	$27,413	$267,102	$66,140

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

Revenue Recognition - Our revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 986-605, Software Revenue Recognition. Revenue from the sale of software licenses is recognized when standardized software modules are delivered to and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable. Revenue from support services are recognized ratably over the lives of the contracts. Revenue from professional services is recognized when the service is provided.

We enter into revenue arrangements in which a customer may purchase a combination of software, support, and professional services (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. For support, VSOE of fair value is established by renewal rates, when they are sold separately. For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

Cash and Cash Equivalents - We consider all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these deposits. Management believes that the amount of cash beyond insured amounts at December 31, 2011 is not at significant risk.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers principally major insurance companies, who are dispersed across many geographic regions. As of December 31, 2011, five customers accounted for approximately 73% of our trade accounts receivable portfolio. As of December 31, 2010, four customers accounted for approximately 70% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

Stock-Based Compensation - We follow the guidance of ASC 718, Accounting for Stock Options and Other Stock-Based Compensation. ASC 718 requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards. Prior to our adoption of ASC 718, we applied the intrinsic value method to calculate the compensation expense for share-based awards. Historically, we have generally set the exercise price for our stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and we did not record any compensation expense unless the terms of the options were subsequently modified. For restricted stock awards, the calculation of compensation expense is the same.

For the year ended December 31, 2011, we recognized $479,691 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2010, we recognized $618,728 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2009, we recognized $506,262 of stock-based compensation expense in our consolidated financial statements. We recognized expense because we had (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006 and (b) stock options and restricted stock granted subsequent to January 1, 2006.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model. ASC 718 requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced.

Property and Equipment - Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets. Depreciation expense in 2011, 2010 and 2009 was $146,397, $159,835 and $72,165, respectively.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[1] Summary of Significant Accounting Policies [Continued]

Intangible Assets - All of the Company’s intangible assets are amortized using the straight-line method over their estimated useful lives, which ranges from 30 months to 3 years. The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the intangible asset to its carrying value. If an impairment exists, the Company calculates the impairment by comparing the carrying value of the intangible asset to its fair value as determined by discounted expected cash flows. The Company has not recorded any impairments in 2011, 2010 or 2009.

Goodwill - We review our goodwill for impairment annually in the fourth quarter. We also analyze whether any indicators of impairment exist each quarter. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of our assets, and/or slower growth rates, among others.

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

Specifically, we allocate fair value to all assets and liabilities, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our consolidated balance sheet, we record an impairment charge for the difference. There was no recorded impairment of goodwill during the year ended December 31, 2011.

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

Advertising Expense - We expense advertising costs as incurred. Advertising expense in 2011, 2010 and 2009 was $268,489, $243,136 and $121,460, respectively, and is reported as a component of sales and marketing expense.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

[1] Summary of Significant Accounting Policies [Continued]

Income Taxes - As defined by ASC 740, Accounting for Income Taxes, income tax expense (or benefit) for the year is the sum of deferred tax expense (or benefit) and income taxes currently payable (or refundable). Deferred tax expense (or benefit) is the change during the year in a company’s deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share - We follow the provisions of ASC 260, Earnings per Share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. ASC 260 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5

[2] Recently Issued Accounting Standards

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The guidance also includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. It is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

We believe there is no additional new accounting guidance adopted, but not yet effective, that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which may have a significant impact on the Company’s financial reporting, if and when enacted.

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

On December 30, 2011, the Company entered into an Asset Purchase Agreement with Ho’ike Services, Inc., dba BlueWave Technology, a Hawaii corporation (the “Seller”). Under the terms of the Purchase Agreement, the Company purchased from Seller certain of the assets (excluding working capital) and assumed certain liabilities of Seller’s business of developing and servicing enterprise claims management software for use in the property and casualty insurance industry, including for use by property and casualty insurance companies, third party administrators, managing general agents, self-insured employers and state funds and providing certain services related thereto, which Business Seller had marketed under the name “PipelineClaims.”

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[3] Acquisition, Goodwill and Other Intangible Assets [Continued]

The purchase price for the Assets, in addition to the assumption by the Company of the Assumed Liabilities, consists of the following: (i) $1,1000,000 in cash (subject to adjustment) on the Closing Date, (x) $635,821 of which (net of adjustments for certain prepayments to Seller and other prorations) was paid in cash to Seller, and (y) $400,000 of which was deposited into an escrow account to be held and distributed by an escrow agent pursuant to the terms of an escrow agreement to secure possible future indemnification claims and certain other post-closing matters in favor of the Company; and (ii) up to an aggregate of $750,000 in an earnout, which earnout shall be based upon the performance of the Business in the five (5) years following the closing of the Acquisition. More particularly, for each of the five (5) years following the Acquisition, Seller will be entitled to receive an amount equal to ten percent (10%) of the PipelineClaims Free Cash Flow (as such term is defined in the Purchase Agreement) but in no event will the Company be required to pay to Seller in excess of $750,000 in the aggregate for the 5-year period.

On December 30, 2011, the acquisition was valued at $1,035,821. As a result of this acquisition, the Company acquired the following assets:

Prepaid Expenses	$13,163
Computer Equipment	10,658
Customer List	182,000
Software	830,000
Total	$1,035,821

The above amounts represent the allocation of the purchase price based on the asset valuation which occurred during March 2012.

[4] Commitments, Contingencies and Related Party Transactions

Operating Leases - We lease approximately 20,000 square feet of office space under a lease which expires in October 2012 and approximately 6,000 square feet of office space under a lease which expires in January 2014.

Rent expense was $709,976, $600,904 and $442,816 for the years ended December 31, 2011, 2010 and 2009, respectively.

Our future minimum lease commitments under the noncancellable operating leases for rental of our office space in effect at December 31, 2011 were as follows:

Year ending December 31,
2012	$630,450
2013	277,048
2014 and Thereafter	23,125
Total	$930,623

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[4] Commitments, Contingencies and Related Party Transactions [Continued]

Employment Contracts - Effective January 1, 2011, we have an employment contract with one of our executives with an expiration date of December 31, 2013. The aggregate commitment for future salary at December 31, 2010 was approximately $700,000. The aggregate commitment for future salary at December 31, 2010 was approximately $350,000. The contract also includes a bonus based on the performance of the Company. We had an employment contract with one of our executives with an expiration date of December 31, 2011. The aggregate commitment for future salary at December 31, 2009 was approximately $700,000. The contract also included a bonus based on the performance of the Company. The contract also granted stock options and 150,000 shares of restricted stock on the effective date.

[5] Income Taxes

An analysis of the components of the income tax provision is as follows:

	Years ended
	December 31,
	2011	2010	2009
Current:
Federal	$—	$11,492	$106,412
State	—	51,575	98,763
Totals	—	63,067	205,175

Deferred:
Federal	—	(800,000)	(787,500)
State	—	—	—

Totals	—	(800,000)	(787,500)

Income Tax (Benefit) Expense	$—	$(736,933)	$(582,325)

The income tax for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years ended
	December 31,
	2011	2010	2009
Computed Federal Statutory Tax (Benefit)	$—	$753,050	$1,133,758
Valuation Allowance Adjustment to Deferred Tax Asset	—	(800,000)	(787,500)
Tax Benefit of Federal Net Operating Loss Carryforward	—	(689,983)	(928,583)

Actual Tax (Benefit)	$—	$(736,933)	$(582,325)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9

[5] Income Taxes [Continued]

The components of the net deferred tax asset and liability were as follows:

	Years ended
	December 31,
	2011	2010
Deferred Tax Assets — Current:
Accounts Receivable Allowance	$10,000	$10,000
Vacation Accrual	10,000	10,000
Net Operating Loss Carryforward	1,079,000	780,000

Current Deferred Tax Asset	$1,099,000	$800,000

Deferred Tax Asset (Liability) — Long-Term:
Net Operating Loss Carryforward	$6,232,000	$6,232,000
Capitalized Software	(1,818,000)	(2,322,000)
Depreciation and Amortization	59,000	64,000
Valuation Allowance	(2,304,500)	(1,506,500)
Long-Term Deferred Tax Asset	$2,168,500	$2,467,500

The net change during 2011 in the total valuation allowance was $2,078,750.

We adjusted our Deferred Tax Asset Valuation Allowance as of December 31, 2010 by decreasing the allowance by $800,000. This amount represents the tax benefit, which is based upon anticipated profitability that we have determined to be more likely than not to be realized in future periods. The net change during 2010 in the total valuation allowance was $2,156,750.

At December 31, 2011, we had approximately $9,000,000 of federal net operating tax loss carryforwards expiring at various dates through 2026. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time, and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

[6] Note Payable

In connection with the acquisition of MSBS (see Note 3), the Company issued a $600,000, 5% note payable. The note was to be paid in $100,000 quarterly installments, with the final payment made in 2011.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10

[7] Stock-Based Compensation

Stock Options

In June 2005, we adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At December 31, 2011 and 2010, an aggregate of 2,195,179 and 2,238,037 shares, respectively, were available for grant under the 2005 Stock Incentive Plan.

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

- The Company does not anticipate issuance of dividends during the expected term.

	2011	2010
Expected volatility	41% – 50%	45% – 50%
Weighted-average volatility	41%	47%
Expected dividends	0%	0%
Expected term (in years)	3 – 5	3 – 5
Risk-free interest rate	3%	3%

As of December 31, 2011, there was approximately $294,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted by the Company. That cost is expected to be recognized over a weighted-average period of 1.4 years.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11

[7] Stock-Based Compensation [Continued]

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2009	1,497,463	$0.36 – 1.40	3.4 Years	$.92

Granted	360,000	1.00 – 1.05	4.2 Years	1.01
Exercised	(55,000)	0.61 – 1.16		.66
Canceled	—	—		—
Expired	—	—		—

Balance, December 31, 2009	1,802,463	$0.36 – 1.40	2.8 Years	$.95

Granted	567,500	1.12 – 1.55	4.3 Years	1.40
Exercised	(10,000)	1.05 – 1.05		1.05
Canceled	(75,000)	1.25		1.25
Expired	—	—		—

Balance, December 31, 2010	2,284,963	$0.36 – 1.55	2.3 Years	$1.05
Granted	—	—	—	—
Exercised	(720,000)	.36 – .79		.62
Canceled	(40,000)	1.50 – 1.55		1.54
Expired	—	—		—

Balance, December 31, 2011	1,524,963	$0.85 – 1.55	2.0 Years	$1.21

The options granted during 2011 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
Exercise Price at Stock Price	—	$—	$—

The options granted during 2010 are distributed as follows:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
Exercise Price at Stock Price	567,500	$1.40	$.60

The options granted during 2009 are distributed as follows:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
Exercise Price at Stock Price	360,000	$1.01	$.66

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12

[7] Stock-Based Compensation [Continued]

Exercisable options at December 31, 2011, 2010 and 2009 were as follows:

December 31,	Number of Exercisable Options	Weighted-Average Exercise Price
2011	830,963	$1.20
2010	1,385,963	$ .92
2009	1,145,463	$ .86

The following table summarizes information about stock options at December 31, 2011:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$.85 – $1.05	625,000	1.9 Years	$.94	308,500	$.95
$1.12 – $1.55	899,963	1.2 Years	$1.40	522,463	$1.36
	1,524,963	2.0 Years	$1.21	830,963	$1.20

Warrants - There were -0- warrants outstanding at December 31, 2011.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2009	100,000	$.35	1.11 Years	$.35
Balance, December 31, 2010	100,000	$.35	.11 Years	$.35
Exercised	(100,000)	.35		.35
Balance, December 31, 2011	—			$—

Exercisable Warrants at December 31, 2011, 2010 and 2009 were as follows:

December 31,	Number of Exercisable Warrants	Weighted-Average Exercise Price
2011	—	$ —
2010	100,000	$.35
2009	100,000	$.35

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13

[7] Stock-Based Compensation [Continued]

Time-Based Restricted Stock Units - In 2011, 2010 and 2009, we granted 42,858, 387,000 and -0-, respectively, time-based RSUs vesting through June 2, 2013.

A summary of our time-based RSUs for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance, January 1, 2009	382,500	$1.24
Granted	—	—
Vested	(150,000)	—
Forfeited or Expired	(17,500)	—

Balance, December 31, 2009	215,000	$1.13

Granted	387,000	$1.38
Vested	(107,500)	—
Forfeited or Expired	(25,000)	—

Balance, December 31, 2010	469,500	$1.28

Granted	42,858	$2.03
Vested	(207,858)	—
Forfeited or Expired	(52,000)	—

Balance, December 31, 2011	252,500	$1.42

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14

[7] Stock-Based Compensation [Continued]

For the year ended December 31, 2011, we recognized $392,691 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2010, we recognized $518,839 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2009, we recognized $409,762 of stock-based compensation expense in our consolidated financial statements.

[8] Basic Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	2011	2010	2009
Numerator:
Net Income	$1,184,766	$2,951,786	$3,916,906
Numerator for Diluted Earnings Per Common Share	$1,184,766	$2,951,786	$3,916,906
Denominator:
Weighted Average Number of Common Shares
Outstanding for Basic Earnings Per Common Share	25,324,000	24,828,000	24,591,000
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	678,000	687,000	398,000
Exercise of Warrants	—	75,000	68,000
Denominator for Diluted Earnings Per Common Share	26,002,000	25,590,000	25,057,000
Basic Earnings Per Common Share	$.05	$.12	$.16
Diluted Earnings Per Common Share	$.05	$.12	$.16

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15

[9] Supplemental Data

Accrued liabilities consist of the following:

	Years ended December 31,
	2011	2010
Accrued Bonuses, Payroll, Commissions, Benefits, Temporary Help and Consulting	$354,249	$1,080,402
Accrued Professional Fees	327,600	227,900
Other	72,039	55,404
Totals	$753,888	$1,363,706

[10] 401(k) Plan

Upon date of hire, employees are eligible to participate in our Tax Saver 401(k) Salary Reduction Plan. Employees can save a percentage of pay on a pre-tax basis to an annual maximum of $22,000 for the year ended December 31, 2011. We match $.50 for each $1.00 of the first 5% of pay employees elect to defer. Expenses associated with this plan in 2011, 2010 and 2009 were approximately $147,358, $127,228 and $81,274, respectively.

[11] Stockholders’ Equity

In December 2011, the Board of Directors authorized a share buyback plan of up to 1,000,000 shares of the Company’s common stock.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16

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

[13] Major Customers

For the year ended December 31, 2011, sales to three customers amounted to approximately 19%, 13% and 11% of revenues, respectively.

For the year ended December 31, 2010, sales to four customers amounted to approximately 19%, 11%, 11% and 10% of revenues, respectively.

For the year ended December 31, 2009, sales to three customers amounted to approximately 15%, 15% and 12% of revenues, respectively.

All of the major customers referred to above, other than the two customers in 2011 with 19% and 13%, three customers in 2010, with 19%, 11% and 10% of revenues, and one customer in 2009 with 15% of revenues, are units of CHARTIS, Inc., formerly associated with American International Group, Inc.

.  . . . . . . . . .

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Accumulated amortization of capitalized software and software license:
Year Ended December 31, 2011	$12,584,710	$1,549,314	$—	$14,134,024
Year Ended December 31, 2010	$11,966,365	$618,345	$—	$12,584,710
Year Ended December 31, 2009	$11,049,157	$917,208	$—	$11,966,365

Accumulated amortization of Customer lists/relationship:
Year Ended December 31, 2011	$52,759	$73,334	$—	$126,093
Year Ended December 31, 2010	$—	$52,759	$—	$52,759
Year Ended December 31, 2009	$—	$—	$—	$—

Accumulated amortization of non-compete agreements:
Year Ended December 31, 2011	$46,044	$64,000	$—	$110,0444
Year Ended December 31, 2010	$—	$46,044	$—	$46,044
Year Ended December 31, 2009	$—	$—	$—	$—

Allowance for Doubtful Accounts:
Year Ended December 31, 2011	$25,000	$—	$—	$25,000
Year Ended December 31, 2010	$25,000	$—	$—	$25,000
Year Ended December 31, 2009	$25,000	$—	$—	$25,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date: March 30, 2012	By: /s/ John W. Roblin John W. Roblin Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John W. Roblin John W. Roblin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2012

/s/ Ann F. Massey Ann F. Massey	Chief Financial Officer, Controller and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012

/s/ Manish D. Shah Manish D. Shah	Director, President and Chief Technology Officer	March 30, 2012

/s/ Russell Cleveland Russell Cleveland	Director	March 30, 2012

/s/ Earl Gallegos Earl Gallegos	Director	March 30, 2012

/s/ Stephen M. Mulready Stephen M. Mulready	Director	March 30, 2012

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

3(a)
Certificate of Incorporation of the Registrant filed on April 22, 1985 [incorporated by reference to Exhibit 3 (a) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 29, 1986].

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
4(b)
Non-Negotiable Subordinated Promissory Note, dated April 12, 2010, in the principal amount of $600,000 for the benefit of Moore Stephens Business Solutions, LLC [incorporated by reference to Exhibit 4(b) to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 (Commission File No. 333-156397) filed on May 7, 2010].

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

Exhibit No.	Description
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

10(c)(22)†	Summary of 2011 Non-Employee Director Compensation, dated March 16, 2011 [incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on March 17, 2011].
10(c)(23)†
Summary of Amended 2011 Non-Employee Director Compensation, dated August 10, 2011 [incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on August 11, 2011].

10(c)(24)†
Summary of 2012 Non-Employee Director Compensation, dated February 21, 2012 [incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on February 24, 2012].

10(d)(1)
Lease Agreement, dated March 3, 2005, by and between the Registrant and Fairfield 80 Venture, LLC [incorporated by reference to Exhibit 10(d)(4) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 25, 2005].

10(d)(2)
Agreement of Lease, dated December 11, 2008, by and between Moore Stephens Business Solutions, LLC and Green 317 Madison, LLC [incorporated by reference to Exhibit 10(d)(2) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 24, 2011].

10(e)(9)†
Employment Agreement, dated December 30, 2011, by and between the Registrant and John Roblin [incorporated by reference to Exhibit 10(e)(9) to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on January 6, 2012].

10(e)(10)†
Employment Agreement, dated March 7, 2012, by and between the Registrant and Manish D. Shah [incorporated by reference to Exhibit 10(e)(10) to the Registrant’s Form 8-K (Commission File No. 1- 09228) filed on March 12, 2012].

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
Asset Purchase Agreement, dated April 12, 2010, among the Registrant, Hays & Company LLP, Moore Stephens Consulting Limited and The Rachlin Group [incorporated by reference to Exhibit 10(l)(1) to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 (Commission File No. 333-156397) filed on May 7, 2010].

10(l)(2)
Mutual Non-Competition Agreement, dated April 12, 2010, between the Registrant and Moore Stephens Consulting Limited [incorporated by reference to Exhibit 10(l)(2) to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 (Commission File No. 333-156397) filed on May 7, 2010].

10(m)†
Employment Agreement, dated April 12, 2010, by and between the Registrant and Seth Rachlin [incorporated by reference to Exhibit 10(m) to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 (Commission File No. 333-156397) filed on May 7, 2010].

Exhibit No.	Description
10(n)(1)
Asset Purchase Agreement, dated December 30, 2011, between Cover-All Systems, Inc. and Ho’ike Services, Inc., dba BlueWave Technology [incorporated by reference to Exhibit 10(n)(1) to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on January 6, 2012].

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
101.1***
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the related Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act.

***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101.1 hereto are not to be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are not to be deemed “filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

†	Denotes a management contract or compensatory plan or arrangement.