Form 10-Q
period 2012-03-31
COVER ALL TECHNOLOGIES INC
filed 2012-05-15
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  1-09228

COVER-ALL TECHNOLOGIES INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2698053
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

55 Lane Road, Fairfield, New Jersey	07004
(Address of principal executive offices)	(Zip code)

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2012
Common Stock, $.01 par value per share	25,857,730 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I:

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of March 31, 2012 (Unaudited)

and December 31, 2011

3

Consolidated Statements of Operations for the three

months ended March 31, 2012 and 2011 (Unaudited)

5

Consolidated Statements of Cash Flows for the three

months ended March 31, 2012 and 2011 (Unaudited)

6

Notes to Consolidated Financial Statements (Unaudited)

7

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

12

Item 3.

Quantitative and Qualitative Disclosures
About Market Risk

20

Item 4.

Controls and Procedures

20

PART II:

OTHER INFORMATION

Item 1A.

Risk Factors

21

Item 6.

Exhibits

21

SIGNATURES

22

.   .   .   .   .   .   .   .   .   .

PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$1,190,745	$3,281,965
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	1,999,569	1,817,793
Prepaid Expenses	1,146,735	576,522
Deferred Tax Asset	1,099,000	1,099,000
Total Current Assets	5,436,049	6,775,280

Property and Equipment – At Cost:
Furniture, Fixtures and Equipment	976,153	912,527
Less: Accumulated Depreciation	(630,429)	(633,356)

Property and Equipment – Net	345,724	279,171

Goodwill	1,039,114	1,039,114

Capitalized Software (Less Accumulated Amortization of $14,871,794 and $14,134,024, Respectively)	10,317,293	8,799,711

Customer Lists/Relationships (Less Accumulated Amortization of $165,426 and $126,093, Respectively)	236,574	93,907

Non-Competition Agreements (Less Accumulated Amortization of $126,044 and $110,044, Respectively)	33,956	49,956

Deferred Tax Asset	2,168,500	2,168,500

Business Acquisition	—	1,035,821

Other Assets	216,971	216,971

Total Assets	$19,794,181	$20,458,431

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$1,224,891	$440,635
Accrued Expenses Payable	586,974	753,888
Deferred Charges	30,652	43,788
Unearned Revenue	2,378,555	2,298,985

Total Current Liabilities	4,221,072	3,537,296

Long-Term Liabilities:
Deferred Charges	—	—

Total Liabilities	4,221,072	3,537,296

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 25,857,730 and 25,782,730 Shares Issued and 25,857,730 and 25,782,730 Shares Outstanding in 2012 and 2011, Respectively	258,577	257,827

Paid-In Capital	30,924,678	30,812,059

Accumulated Deficit	(15,610,146)	(14,148,751)

Total Stockholders’ Equity	15,573,109	16,921,135

Total Liabilities and Stockholders’ Equity	$19,794,181	$20,458,431

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2012	2011
Revenues:
Licenses	$129,998	$1,961,161
Support Services	2,140,177	2,114,243
Professional Services	1,281,919	1,122,039
Total Revenues	3,552,094	5,197,443
Cost of Revenues:
Licenses	987,770	517,244
Support Services	1,498,499	1,138,120
Professional Services	1,278,290	1,309,107
Total Cost of Revenues	3,764,559	2,964,471
Direct Margin	(212,465)	2,232,972
Operating Expenses:
Sales and Marketing	536,447	390,142
General and Administrative	421,481	452,326
Acquisition Costs	136,957	—
Research and Development	154,175	153,812
Total Operating Expenses	1,249,060	996,280
Operating Income	(1,461,525)	1,236,692
Other (Income) Expense:
Interest Expense	—	3,750
Interest Income	(32)	(83)
Other Income	(98)	(9,709)
Total Other (Income)	(130)	(6,042)
(Loss) Income Before Income Taxes	(1,461,395)	1,242,734
Income Taxes	—	37,385
Net (Loss) Income	$(1,461,395)	$1,205,349
Basic Earnings (Loss) Per Common Share	$(0.06)	$0.05
Diluted Earnings (Loss) Per Common Share	$(0.06)	$0.05
Weighted Average Number of Common Shares Outstanding for Basic Earnings (Loss) Per Common Share	25,858,000	25,085,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings (Loss) Per Common Share	25,858,000	26,208,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2012	2011
Cash Flows Used For Provided From Operating Activities:
Net Income	$(1,461,395)	$1,205,349
Adjustments to Reconcile Net Income to
Net Cash Provided From (Used For) Operating Activities:
Depreciation	39,860	42,686
Amortization of Capitalized Software	737,770	294,856
Amortization of Customer Lists/Relationships	39,333	18,334
Amortization of Non-Competition Agreements	16,000	16,000
Amortization of Stock-Based Compensation	104,669	104,605
Stock Based Compensation Provided for Services	8,700	5,118
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(181,776)	(1,051,308)
Prepaid Expenses	(557,050)	(63,338)
Other Assets	—	569
Increase (Decrease) in:
Accounts Payable	784,256	824
Accrued Liabilities	(166,914)	(859,564)
Taxes Payable	—	37,385
Deferred Charges	(13,136)	(13,136)
Unearned Revenue	79,570	23,676
Net Cash Used For Operating Activities	(570,113)	(237,944)

Cash Flows Used For Investing Activities:
Capital Expenditures	(95,755)	—
Capitalized Software Expenditures	(1,425,352)	(1,225,144)
Net Cash Used For Investing Activities	(1,521,107)	(1,225,144)

Cash Flows Used For Financing Activities:
Payment of Debt	—	(100,000)
Proceeds from Exercise of Warrants	—	35,000
Net Cash Used for Financing Activities	—	(65,000)

Decrease in Cash and Cash Equivalents	(2,091,220)	(1,528,088)

Cash and Cash Equivalents – Beginning of Periods	3,281,965	5,892,649
Cash and Cash Equivalents – End of Periods	$1,190,745	$4,364,561

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$—	$3,750
Income Taxes	$—	$—

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[1]  General

For a summary of significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011.  While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report.  The financial statements include, on a consolidated basis, the results of its wholly owned subsidiary, Cover-All Systems, Inc.  All material intercompany transactions and balances have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2012, and the results of their operations for the three month periods ended March 31, 2012 and 2011, and their cash flows for the three month periods ended March 31, 2012 and 2011.  Such adjustments are of a normal and recurring nature.  The results of operations for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for a full year.

[2]  Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	For the three months ended March 31, 2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Loss Available to Common Stockholders	$(1,461,395)	25,857,730	$(0.06)
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	—	—
Diluted EPS:
Loss Available to Common Stockholders Plus Assumed Exercises	$(1,461,395)	25,857,730	$(0.06)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$1,205,349	25,084,801	$0.05
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	1,124,277	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$1,205,349	26,209,078	$0.05

[3]  Stock-Based Compensation and Stock Purchase Plans

Stock Options

In the three months ended March 31, 2012 and 2011, we recognized approximately $113,000 and $110,000, respectively, stock-based compensation expense in our consolidated financial statements.

In June 2005, we adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  Options may be granted as incentive or nonqualified stock options with a term of not more than ten years.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash.  At March 31, 2012, an aggregate of 861,803 shares were available for grant under the 2005 Stock Incentive Plan.

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

–

The Company does not anticipate issuance of dividends during the expected term.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	2012	2011

Expected volatility	41%–50%	45%–50%
Weighted-average volatility	41%	47%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	3%	3%

As of March 31, 2012, there was approximately $891,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements previously granted by the Company.  That cost is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2012	1,524,963	$ 0.85 – 1.55	2.0 years	$1.21
Granted	1,055,000	1.63	—	1.63
Balance, March 31, 2012	2,579,963	$ 0.85 – 1.63	1.7 years	$1.38

Of the stock options outstanding, an aggregate of  948,610 are currently exercisable.

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

Time-Based Restricted Stock Units

A summary of our time-based restricted stock units, or RSUs, for the three months ended March 31, 2012 is as follows:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2012	252,500	$1.42
Granted	278,376	1.63
Vested	(75,000)	1.12
Balance, March 31, 2012	455,876	$1.60

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

[4]  Income Taxes

At December 31, 2011, the Company had a net operating tax loss carryforward of approximately $9,000,000 expiring at various dates through 2026. Management believes it is more likely than not that they will be able to utilize the net operating loss carry forward before they expire.

[5]  Recently Issued Accounting Standards

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB ASC Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50%.  The guidance also includes examples of the types of events and circumstances to consider in conducting the qualitative assessment.  It is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements.  In addition to other factors and matters discussed elsewhere in this report on Form 10-Q and in our other filings filed with the Securities and Exchange Commission (“SEC”) over the last 12 months, including our Form 10-K filed with the SEC on April 2, 2012, these risks, uncertainties and contingency include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services.  Total revenue for the three months ended March 31, 2012 decreased to $3,552,000 from $5,197,000 for the three months ended March 31, 2011, mainly due to a decrease in license revenue.

The following is an overview of the key components of our revenue and other important financial data for the three months ended March 31, 2012:

Software Licenses.  Our license revenue in the three months ended March 31, 2012 of $130,000 was from existing customers who chose to renew, add onto or extend their use of our software.  For the three months ended March 31, 2011, we generated $1,961,000 in license revenue.  Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Support Services.  Support services revenue was $2,140,000 in the three months ended March 31, 2012 compared to $2,114,000 in the same period in 2011.  The increase in the first three months of 2012 was mainly due to the annual renewal of existing customers’ support services and support services from new customer contracts signed in 2011.  Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new support services associated with new license sales and annual price increases.

Professional Services.  The increase in professional services revenue, to $1,282,000 in the three months ended March 31, 2012 from $1,122,000 in the same period of 2011 was a result of increased demand for new software capabilities and customizations from our current customer base.

(Loss) Income before Provision for Income Taxes.  (Loss) income before provision for income taxes was $(1,461,000) in the three months ended March 31, 2012 compared to $1,243,000 in the same period of 2011 as a result of a decrease in license revenue.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Net (Loss) Income.  Net (loss) income for the three months ended March 31, 2012 decreased to $(1,461,000) from $1,205,000 in the same period of 2011 as a result of decreases in license revenue.

EBITDA.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP metric, was $(628,000) for the three months ended March 31, 2012 compared to $1,618,000 for the three months ended March 31, 2011.

Cash Flow.  We ended the first three months of 2012 with $1,191,000 in cash and cash equivalents and $2,000,000 in accounts receivable.

We continue to face competition for growth in 2012 mainly in the marketing and selling of our products and services to new customers, caused by a number of factors, including long sales cycles and general economic and business conditions.  In addition, there are risks related to customers’ acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize.  We are expanding our sales and marketing efforts to both new and existing customers to get the word out regarding out software and continued development.  Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

As we shift over time from software development to deployment, from a financial perspective, the non-cash charges for amortization of developed software will increasingly impact our bottom line. Therefore, in order to provide more visibility to investors, we have decided to also report EBITDA to show what we believe is the Company’s earnings power without the impact of, among other items, amortization.  In the first three months of 2012, the non-cash charge for amortization of capitalized software increased more than 150% from 2011 to $738,000, and we expect this amount could exceed $3 million, or $0.12 per share, in 2012, depending on our sales success.  Therefore, we believe that EBITDA will be a useful measure of the true earnings power of the Company while we complete the development and deployment cycle. As such, we expect to increasingly focus on EBITDA to evaluate our progress.

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

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Net (Loss) Income	$(1,461,395)	$1,205,349

Interest Income (Expense), Net	32	(3,667)
Income Tax Expense	—	37,385

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Depreciation	39,860	42,686
Amortization	793,103	329,190

EBITDA	$(628,464)	$1,618,277

EBITDA per common share:
Basic	$(0.02)	$0.06
Diluted	$(0.02)	$0.06

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2012	2011
Revenues:
License	3.7%	37.7%
Support Services	60.3	40.7
Professional Services	36.0	21.6
Total Revenues	100.0	100.0
Cost of Revenues:
License	27.8	10.0
Support Services	42.2	21.9
Professional Services	36.0	25.1
Total Cost of Revenues	106.0	57.0
Direct Margin	(6.0)	43.0
Operating Expenses:
Sales and Marketing	15.1	7.5
General and Administrative	11.8	8.7
Acquisition Expenses	3.9	—
Research and Development	4.3	3.0
Total Operating Expenses	35.1	19.2
Operating (Expense) Income	(41.1)	23.8
Other Expense (Income):
Interest Expense	—	0.1
Interest Income	—	—
Other Income	—	(0.2)
Total Other Expense (Income)	—	(0.1)
Income Before Income Taxes	(41.1)	23.9
Income Taxes	—	0.7
Net (Loss) Income	(41.1)%	23.2%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Total revenues for the three months ended March 31, 2012 were $3,552,000 as compared to $5,197,000 for the same period in 2011.  License fees were $130,000 for the three months ended March 31, 2012 as compared $1,961,000 in the same period in 2011, as a result of fewer sales to new and existing customers.  For the three months ended March 31, 2012, support services revenues were $2,140,000 as compared to $2,114,000 in the same period of the prior year primarily due to the annual renewals from our existing customers and the new customer contracts signed in 2011.  Professional services revenue contributed $1,282,000 in the three months ended March

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

31, 2012 as compared to $1,122,000 in the first quarter of 2011 as a result of increased demand for new software capabilities and customizations from our current customer base.

Cost of sales increased to $3,765,000 for the three months ended March 31, 2012 as compared to $2,964,000 for the same period in 2011 due to increased costs in line with our anticipated revenue growth for 2012.  We are expanding our delivery bandwidth through improved productivity and new technology in order to meet our continually increasing demand.  Non-cash capitalized software amortization was $738,000 for the three months ended March 31, 2012 as compared to $295,000 for the same period in 2011.  The Company capitalized $1,425,000 of software development costs in the first three months of 2012 as compared to $1,225,000 in the same period in 2011.

Research and development expenses were $154,000 for the three months ended March 31, 2012 as compared to $154,000 for the same period in 2011, primarily as a result of our efforts to develop new capability to better service our customers.  We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $536,000 for the three months ended March 31, 2012 as compared to $390,000 in the same period of 2011.  This increase in 2012 was primarily due to an increase in our marketing and sales personnel-related costs.

Acquisition expenses were approximately $137,000 for the three months ended March 31, 2012 as compared to $0 in the same period of 2011.  These expenses were in connection with the acquisition of substantially all of the assets (excluding working capital) of BlueWave in December 2011.

General and administrative expenses were $421,000 in the three months ended March 31, 2012 as compared to $452,000 in the same period in 2011.  This decrease in 2012 was mainly due to personnel-related costs.

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

At March 31, 2012, we had cash and cash equivalents of $1,190,000 compared to cash and cash equivalents of $4,365,000 at March 31, 2011.  The decrease in cash and cash equivalents is primarily attributable to fewer new customer contracts signed at the end of 2011 and the first quarter of 2012 and increased costs attributable to the BlueWave acquisition as well as increased investment in build out of new product capabilities.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Our ability to continue to control expenses, maintain existing revenue streams and anticipate new revenue will impact the amounts and certainty of cash flows.  We work to maintain our expenses in line with existing revenue streams from support services and professional services and to invest in our products consistent with our sales efforts.

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

At March 31, 2012, we had working capital of approximately $1,215,000 compared to working capital of approximately $5,497,000 at March 31, 2011.  This decrease in our working capital resulted primarily from a decrease in cash due to fewer new customer sales in 2012.  For the three months ended March 31, 2012, net cash provided from (used for) operating activities totaled approximately $(570,000) compared to approximately $(238,000) for the three months ended March 31, 2011.  In 2012, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income, plus non-cash expense and changes in working capital.

For the three months ended March 31, 2012, net cash used for investing activities was approximately $1,521,000 as compared to approximately $1,225,000 for the three months ended March 31, 2011.  The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  For the three months ended March 31, 2012, net cash provided from (used for) financing activities was approximately $0 compared to approximately $(65,000) for the three months ended March 31, 2011.  The cash provided from financing activities in 2011 consisted of proceeds from the exercise of warrants and the payment of debt.

Funding Requirements

Our primary uses of cash are for personnel-related expenditures, facilities and technology costs.

We may need additional funding for any large capital expenditures and for continued product development.  We lease computer equipment for terms of three years in order to have the latest available technology to serve our customers and develop new products.

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

On December 30, 2011, the Company completed the acquisition of the PipelineClaims assets (excluding working capital) of BlueWave, a provider of enterprise claims management software to the property and casualty insurance industry based in Honolulu, Hawaii. The aggregate purchase price for the acquisition, in addition to the assumption by the Company of certain assumed liabilities, consisted of the following: (i) $1,100,000 in cash on the closing date, (x) $635,821 of which (net of adjustments for certain prepayments to BlueWave and other prorations) was paid in cash to BlueWave, and (y) $400,000 of which was deposited into an escrow account to be held and distributed by an escrow agent pursuant to the terms of an escrow agreement to secure possible future

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

indemnification claims and certain other post-closing matters in favor of the Company; and (ii) up to an aggregate of $750,000 in an earnout, which earnout will be based upon the performance of the acquired business in the five years following the closing. More particularly, for each of the five years following the closing, BlueWave will be entitled to receive an amount equal to ten percent (10%) of the PipelineClaims Free Cash Flow (as such term is defined in the purchase agreement) but in no event will the Company be required to pay to BlueWave in excess of $750,000 in the aggregate for the 5-year period.

We prepare monthly cash flow projections on a rolling twelve-month basis based on a detailed review of anticipated receipts and revenue from licenses, support services and professional services.  We also perform a detailed review of our disbursements, including fixed costs, variable costs, legal costs, payroll costs and other specific payments, on a rolling twelve-month basis.

We believe that our current cash balances and anticipated cash flows from operations may be sufficient to meet our normal operating needs for at least the next twelve months.  These projections include anticipated sales of new licenses, the exact timing of which cannot be predicted with absolute certainty and can be influenced by factors outside the Company’s control.  Our ability to fund our working capital needs, address planned capital expenditures will depend on our ability to generate cash in the future.  We anticipate generating future working capital through sales to new customers and continued sales and services to our existing customers.

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

There may be a need for a change in the mix or relative cost of our sources of capital if the timing of anticipated new licenses were to change.

Net Operating Loss Carryforwards

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * * * * * *

Statements in this Form 10-Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks which may cause the Company’s actual results in future periods to differ materially from expected results.  Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.  Those and other risks are described in the Company’s filings with the SEC over the last 12 months, including our Form 10-K filed with the SEC on April 2, 2012, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II:

OTHER INFORMATION

Item 1A.

Risk Factors.

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on April 2, 2012, have not materially changed.

Item 6.

Exhibits.

Exhibit
No.	Description

10.1	Lease, dated April 12, 2012, by and between the Company and Kemble Plaza II Realty L.L.C.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL):

(i) Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (Unaudited); (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

*	Furnished herewith. Pursuant to with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101.1 hereto are not to be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are not to be deemed “filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date:  May 15, 2012

By:

/s/ John W. Roblin

John W. Roblin, Chairman of the Board of Directors
and Chief Executive Officer

Date:  May 15, 2012

By: /s/ Ann F. Massey

Ann F. Massey, Chief Financial Officer