Form 10-Q
period 2012-06-30
COVER ALL TECHNOLOGIES INC
filed 2012-08-14
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 1-09228

COVER-ALL TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2698053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

55 Lane Road, Fairfield, New Jersey (Address of principal executive offices)	07004 (Zip code)
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2012
Common Stock, $.01 par value per share	25,857,730 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

• • • • • • • • • •

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$561,718	$3,281,965
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	3,245,380	1,817,793
Prepaid Expenses	1,045,268	576,522
Deferred Tax Asset	1,099,000	1,099,000

Total Current Assets	5,951,366	6,775,280

Property and Equipment — At Cost:
Furniture, Fixtures and Equipment	983,866	912,527
Less: Accumulated Depreciation	608,480	633,356
Property and Equipment — Net	375,386	279,171

Goodwill	1,039,114	1,039,114

Capitalized Software (Less Accumulated Amortization of $15,654,916 and $14,134,024, Respectively)	10,787,916	8,799,711

Customer Lists/Relationship (Less Accumulated Amortization of $193,093 and $126,093, Respectively)	208,908	93,907

Non-Compete Agreements (Less Accumulated Amortization of $142,044 and $110,044, Respectively)	17,956	49,956

Deferred Tax Asset	2,168,500	2,168,500

Business Acquisition	—	1,035,821

Other Assets	365,261	216,971

Total Assets	$20,914,407	$20,458,431

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$1,941,525	$440,635
Accrued Expenses Payable	847,344	753,888
Deferred Charges	17,515	43,788
Unearned Revenue	2,381,609	2,298,985

Total Current Liabilities	5,187,993	3,537,296

Long Term Liabilities:
Deferred Charges	—	—

Total Liabilities	5,187,993	3,537,296

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 25,857,730 and 25,782,730 Shares Issued and Outstanding, Respectively	258,577	257,827

Paid-In Capital	31,117,151	30,812,059

Accumulated Deficit	(15,649,314)	(14,148,751)

Total Stockholders’ Equity	15,726,414	16,921,135

Total Liabilities and Stockholders’ Equity	$20,914,407	$20,458,431

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Licenses	$2,296,000	$1,884,433	$2,425,998	$3,845,594
Support Services	2,141,182	2,105,692	4,281,359	4,219,935
Professional Services	1,001,164	1,005,467	2,283,083	2,127,506
Total Revenues	5,438,346	4,995,592	8,990,440	10,193,035
Cost of Revenues:
Licenses	1,187,770	869,481	2,175,540	1,386,725
Support Services	1,549,203	1,187,050	3,047,702	2,325,170
Professional Services	1,287,877	1,100,388	2,566,167	2,409,495
Total Cost of Revenues	4,024,850	3,156,919	7,789,409	6,121,390
Direct Margin	1,413,496	1,838,673	1,201,031	4,071,645
Operating Expenses:
Sales and Marketing	812,137	481,915	1,348,584	872,057
General and Administrative	449,642	521,770	871,123	974,096
Acquisition Costs	—	—	136,957	—
Research and Development	205,331	160,425	359,506	314,237
Total Operating Expenses	1,467,110	1,164,110	2,716,170	2,160,390
Operating (Loss) Income	(53,614)	674,563	(1,515,139)	1,911,255
Other (Income) Expense:
Interest Expense	—	—	—	3,750
Interest Income	(5)	(2,996)	(37)	(3,079)
Other Income	(14,441)	(3,821)	(14,539)	(13,530)
Total Other (Income) Expense	(14,446)	(6,817)	(14,576)	(12,859)
(Loss) Income Before Income Taxes	(39,168)	681,380	(1,500,563)	1,924,114
Income Taxes	—	—	—	37,385
Net (Loss) Income	$(39,168)	$681,380	$(1,500,563)	$1,886,729
Basic (Loss) Earnings Per Common Share	$(0.00)	$0.03	$(0.06)	$0.08
Diluted (Loss) Earnings Per Common Share	$(0.00)	$0.03	$(0.06)	$0.07
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	25,857,730	25,182,933	25,857,730	25,134,138
Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	25,857,730	26,615,191	25,857,730	26,426,465

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2012	2011
Cash Flows Provided From Operating Activities:
Net (Loss) Income	$(1,500,563)	$1,886,729
Adjustments to Reconcile Net (Loss) Income to
Net Cash Provided From Operating Activities:
Depreciation	83,112	81,019
Amortization of Capitalized Software	1,520,891	582,125
Amortization of Customer Lists/Relationships	67,000	36,666
Amortization of Non-Compete Agreements	32,000	32,000
Amortization of Stock-Based Compensation	271,041	208,947
Stock Based Compensation Provided for Services	34,801	35,824
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(1,427,587)	(1,729,950)
Prepaid Expenses	(455,583)	(49,285)
Other Assets	(148,290)	(14,498)
Increase (Decrease) in:
Accounts Payable	1,500,890	4,876
Accrued Liabilities	93,456	(597,380)
Taxes Payable	—	37,385
Deferred Charges	(26,273)	(26,273)
Unearned Revenue	82,624	(24,636)
Net Cash Provided From Operating Activities	127,519	463,549

Cash Flows Used For Investing Activities:
Capital Expenditures	(168,669)	—
Capitalized Software Expenditures	(2,679,097)	(2,252,847)
Net Cash Used For Investing Activities	(2,847,766)	(2,252,847)

Cash Flows (Used For) Financing Activities:
Payment of Debt	—	(100,000)
Proceeds from Exercise of Stock Options and Warrants	—	38,600
Net Cash (Used For) Financing Activities	—	(61,400)

(Decrease) in Cash and Cash Equivalents	(2,720,247)	(1,850,698)

Cash and Cash Equivalents — Beginning of Period	3,281,965	5,892,649

Cash and Cash Equivalents — End of Period	$561,718	$4,041,951

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$—	$822
Income Taxes	$—	$—

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[1] General

For a summary of significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in Cover-All Technologies Inc.’s (“Cover-All” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011. While the Company believes that the disclosures herein presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report. The financial statements include on a consolidated basis the results of the Company’s wholly-owned subsidiary, Cover-All Systems, Inc. All material intercompany transactions and balances have been eliminated.

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2012, the results of their operations for the three and six month periods ended June 30, 2012 and 2011, and their cash flows for the six month periods ended June 30, 2012 and 2011. Such adjustments are of a normal and recurring nature. The results of operations for the three and six month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for a full year.

[2] Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations with the effect of dilutive securities determined using the treasury stock method:

	For the three months ended June 30, 2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
(Loss) Available to Common Stockholders	$(39,168)	25,857,730	$0.00
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	—	—
Diluted EPS:
(Loss) Available to Common Stockholders Plus Assumed Exercises	$(39,168)	25,857,730	$0.00

	For the six months ended June 30, 2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
(Loss) Available to Common Stockholders	$(1,500,563)	25,857,730	$(0.06)
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	—	—
Diluted EPS:
(Loss) Available to Common Stockholders Plus Assumed Exercises	$(1,500,563)	25,857,730	$(0.06)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$681,380	25,182,933	$0.03
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	1,432,258	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$681,380	26,615,191	$0.03

	For the six months ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$1,886,729	25,134,138	$0.08
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	1,292,327	(0.01)
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$1,886,729	26,426,465	$0.07

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[3] Stock-Based Compensation and Stock Purchase Plans

Stock Options

In the three and six months ended June 30, 2012, we recognized approximately $192,000 and $306,000, respectively, of stock-based compensation expense in our consolidated financial statements.

In June 2005, we adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Stock Incentive Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At June 30, 2012, an aggregate of 861,803 shares were available for grant under the 2005 Stock Incentive Plan.

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

As of June 30, 2012, there was approximately $736,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements previously granted by the Company. That cost is expected to be recognized over a weighted-average period of 1.8 years.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the changes in our outstanding common stock options for all outstanding plans for the six months ended June 30, 2012 is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2012	1,524,963	$0.85 – 1.55	2.0 years	$1.21
Granted	1,055,000	1.63	1.3	1.63
Cancelled	(75,000)	1.05 – 1.63	—	1.29
Balance, June 30, 2012	2,504,963	$0.85 – 1.63	1.4 years	$1.39

Of the stock options outstanding, an aggregate of 948,610 are currently exercisable.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Time-Based Restricted Stock Units

A summary of the changes in our time-based restricted stock units, or RSUs, for the six months ended June 30, 2012 is as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2012	252,500	$1.42
Granted	278,376	1.63
Vested	(75,000)	1.12
Balance, June 30, 2012	455,876	$1.60

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

[4] Income Taxes

At December 31, 2011, the Company had a net operating tax loss carryforward of approximately $9,000,000 expiring at various dates through December 31, 2026. Management believes it is more likely than not that they will be able to utilize the net operating loss carryforwards before they expire.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain risks, uncertainties and contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements. In addition to other factors and matters discussed elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”) over the last 12 months, including our Annual Report on Form 10-K filed with the SEC on April 2, 2012, these risks, uncertainties and contingencies include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services. Total revenue for the three months ended June 30, 2012 increased to $5,438,000 from $4,996,000 for the three months ended June 30, 2011, mainly due to an increase in license and support services revenues for the three months ended June 30, 2012. Total revenue for the six months ended June 30, 2012 decreased to $8,990,000 from $10,193,000 for the six months ended June 30, 2011, mainly due to a decrease in license revenue.

The following is an overview of the key components of our revenue and other important financial data for the three and six months ended June 30, 2012:

Software Licenses. Our license revenue in the three and six months ended June 30, 2012 of $2,296,000 and $2,426,000, respectively, was from existing customers who chose to renew, add onto or extend their use of our software. For the three and six months ended June 30, 2011, we generated $1,884,000 and $3,846,000, respectively, in license revenue. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

Support Services. Support services revenue was $2,141,000 and $4,281,000, respectively, in the three and six months ended June 30, 2012 compared to $2,106,000 and $4,220,000, respectively, in the same periods in 2011. Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services. Professional services revenue was $1,001,000 and $2,283,000, respectively, in the three and six months ended June 30, 2012 compared to $1,005,000 and $2,128,000, respectively, in the same periods of 2011, relatively flat for the three and six months ended June 30, 2012 compared to the same periods of 2011.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

(Loss) Income before Income Taxes. (Loss) income before income taxes was $(39,000) and $(1,501,000), respectively, in the three and six months ended June 30, 2012 compared to $681,000 and $1,924,000, respectively, in the same periods of 2011, primarily due to a decrease in license revenue and our continuing and ongoing effort to maintain our expenses in line with our revenues for the six months ended June 30, 2012.

Net (Loss) Income. Net (loss) income for the three and six months ended June 30, 2012 was $(39,000) and $(1,501,000), respectively, compared to $681,000 and $1,887,000, respectively, in the same periods of 2011. This was a result of a decrease in license revenue and an increase in costs related to the expansion of our sales and marketing group.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP metric, was $831,000 and $202,000, respectively, for the three and six months ended June 30, 2012 compared to $1,044,000 and $2,655,000, respectively, for the three and six months ended June 30, 2011.

Cash Flow. We generated $128,000 in positive cash flow from operations in the first six months of 2012 and ended the period with $562,000 in cash and cash equivalents and $3,245,000 in accounts receivable.

We continue to face competition for growth in 2012 mainly in the marketing and selling of our products and services to new customers, caused by a number of factors, including long sales cycles and general economic and business conditions. In addition, there are risks related to customers’ acceptance and implementation delays, which could affect the timing and amount of license revenue we are able to recognize. However, given the positive response to our new software from existing customers and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers. Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

As we shift over time from software development to deployment, from a financial perspective, the non-cash charges for amortization of developed software will increasingly impact our bottom line. Therefore, in order to provide more visibility to investors, we have decided to also report EBITDA to show what we believe is the Company’s earnings power without the impact of, among other items, amortization. In the first six months of 2012, the non-cash charge for amortization of capitalized software increased more than 161% from 2011 to $1,521,000, and we expect this amount could exceed $3 million, or $0.12 per share, in 2012, depending on our sales success. Therefore, we believe that EBITDA will be a useful measure of the true earnings power of the Company while we complete the development and deployment cycle. As such, we expect to increasingly focus on EBITDA to evaluate our progress.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net (Loss) Income	$(39,168)	$681,380	$(1,500,563)	$1,886,729

Interest Income (Expense), Net	5	2,996	37	(671)
Income Tax Expense	—	—	—	37,385
Depreciation	43,252	38,333	83,112	81,019
Amortization	826,788	321,601	1,619,891	650,791

EBITDA	$830,877	$1,044,310	$202,477	$2,655,253

EBITDA per Common Share:
Basic	$0.03	$0.04	$0.01	$0.10
Diluted	$0.03	$0.04	$0.01	$0.10

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
License	42.2%	37.7%	27.0%	37.7%
Support Services	39.4	42.2	47.6	41.4
Professional Services	18.4	20.1	25.4	20.9
Total Revenues	100.0	100.0	100.00	100.0

Cost of Revenues:
License	21.8	17.4	24.2	13.6
Support Services	28.5	23.8	33.9	22.8
Professional Services	23.7	22.0	28.5	23.6
Total Cost of Revenues	74.0	63.2	86.6	60.0
Direct Margin	26.0	36.8	13.4	40.0

Operating Expenses:
Sales and Marketing	14.9	9.7	15.0	8.6
General and Administrative	8.2	10.4	9.7	9.5
Acquisition Expenses	—	—	1.5	—
Research and Development	3.8	3.2	4.0	3.1
Total Operating Expenses	26.9	23.3	30.2	21.2
Operating (Loss) Income	(0.9)	13.5	(16.8)	18.8

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Other (Expense) Income:
Interest (Expense) Income	—	—	—	—
Other Income	0.2	0.1	0.1	0.1
Total Other (Expense) Income	0.2	0.1	0.1	0.1
(Loss) Income Before Income Taxes	(0.7)	13.6	(16.7)	18.9

Income Taxes	—	—	—	0.4

Net (Loss) Income	(0.7)%	13.6%	(16.7)%	18.5%

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Total revenues for the three months ended June 30, 2012 were $5,438,000 compared to $4,996,000 for the same period in 2011. License fees were $2,296,000 for the three months ended June 30, 2012 compared to $1,884,000 in the same period in 2011 as a result of sales to existing customers in 2012. For the three months ended June 30, 2012, support services revenues were $2,141,000 compared to $2,106,000 in the same period of the prior year primarily due to annual renewals from existing customers and new customer contracts signed in 2011. Professional services revenue contributed $1,001,000 in the three months ended June 30, 2012 compared to $1,005,000 in the second quarter of 2011, as a result of a slight decrease in demand for new software capabilities and customizations from our current customer base.

For the six months ended June 30, 2012, total revenues were $8,990,000 compared to $10,193,000 in the same period of the prior year as a result of a decrease in license revenue for the six months ended June 30, 2012.

Cost of sales increased to $4,025,000 and $7,789,000, respectively, for the three and six months ended June 30, 2012 compared to $3,157,000 and $6,121,000, respectively, for the same periods in 2011 due to an increase in personnel-related costs. We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand. Non-cash capitalized software amortization was $783,000 and $1,521,000, respectively, for the three and six months ended June 30, 2012 as compared to $287,000 and $582,000, respectively, for the same periods in 2011. We capitalized $1,254,000 and $2,679,000, respectively, of software development costs in the three and six months ended June 30, 2012 as compared to $1,028,000 and $2,253,000, respectively, in the same periods in 2011.

Research and development expenses increased to $205,000 and $360,000, respectively, for the three and six months ended June 30, 2012 as compared to $160,000 and $314,000, respectively, for the same periods in 2011, primarily as a result of the completion of several new products and capabilities resulting in a drop-off in capitalization. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $812,000 and $1,349,000, respectively, for the three and six months ended June 30, 2012 as compared to $482,000 and $872,000, respectively, in the same periods of 2011. This increase in 2012 was primarily due to an addition in our marketing and sales staff, resulting in an increase in personnel-related costs and an increase in expenditures related to advertising and promotion.

General and administrative expenses decreased to $450,000 and $871,000, respectively, in the three and six months ended June 30, 2012 as compared to $522,000 and $974,000, respectively, in the same periods in 2011. This decrease in 2012 was mainly due to a decrease in personnel-related costs.

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

At June 30, 2012, we had cash and cash equivalents of approximately $562,000 compared to cash and cash equivalents of approximately $4,042,000 and $3,282,000 at June 30, 2011 and December 31, 2011, respectively. The decrease in cash and cash equivalents is primarily attributable to the decrease in license revenue in the six months ended June 30, 2012.

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

At June 30, 2012, we had working capital of approximately $763,000 compared to a working capital of approximately $5,621,000 and $3,251,000 at June 30, 2011 and December 31, 2011, respectively. This decrease in our working capital resulted primarily from a decrease in license revenue and an increase in costs related to the expansion of our sales and marketing group. For the six months ended June 30, 2012, net cash provided from operating activities totaled approximately $128,000 compared to approximately $464,000 for the six months ended June 30, 2011 due to a loss for the six months ended June 30, 2012. In 2011, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.

For the six months ended June 30, 2012, net cash used for investing activities was approximately $2,848,000 compared to approximately $2,253,000 for the six months ended June 30, 2011. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. For the six months ended June 30, 2012, net cash (used for) provided from financing activities was approximately $0 compared to approximately $(61,000) for the six months ended June 30, 2011. The cash (used for) provided from financing activities in 2011 consisted of proceeds from the exercise of warrants and the payment of debt.

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

On December 16, 2011, we announced that our board of directors authorized a share buyback plan of up to 1,000,000 shares of the Company’s common stock, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Critical Accounting Policies and Estimates

The SEC has issued cautionary advice to elicit more precise disclosure in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” about accounting policies that management believes are most critical in portraying our financial results and in requiring management’s most difficult subjective or complex judgments.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

Fair Value Measurements

As of June 30, 2012, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

procedures” (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * * * * * *

Statements in this Quarterly Report on Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause the Company’s actual results in future periods to differ materially from expected results. Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control. Those and other risks are described in the Company’s filings with the SEC over the last 12 months, including our Annual Report on Form 10-K filed with the SEC on April 2, 2012, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II:    OTHER INFORMATION

Item 1A.    Risk Factors.

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on April 2, 2012, have not materially changed.

Item 6.    Exhibits.

Exhibit No.		Description
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (Unaudited); (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

___________________

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101.1 hereto are not to be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are not to be deemed “filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date: August 14, 2012	By: /s/ John W. Roblin John W. Roblin, Chairman of the Board of Directors and Chief Executive Officer

Date: August 14, 2012	By: /s/ Ann F. Massey Ann F. Massey, Chief Financial Officer