Form 10-Q
period 2012-09-30
COVER ALL TECHNOLOGIES INC
filed 2012-11-14
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 1-09228

COVER-ALL TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2698053
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
412 Mt. Kemble Avenue, Suite 110C, Morristown, New Jersey	07960
(Address of principal executive offices)	(Zip code)

973-461-5200

(Registrant’s telephone number, including area code)

55 Lane Road, Fairfield, New Jersey 07004

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

Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2012
Common Stock, $.01 par value per share	25,882,730 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2012 (Unaudited)
	and December 31, 2011	3
	Consolidated Statements of Operations for the three and nine
	months ended September 30, 2012 and 2011 (Unaudited)	5
	Consolidated Statements of Cash Flows for the nine
	months ended September 30, 2012 and 2011 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	25
Item 4.	Controls and Procedures	25

PART II:	OTHER INFORMATION

Item 1A.	Risk Factors	27

Item 6.	Exhibits	34

SIGNATURES		35

. . . . . . . . . .

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$1,799,729	$3,281,965
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	2,241,612	1,817,793
Prepaid Expenses	890,942	576,522
Deferred Tax Asset	1,099,000	1,099,000

Total Current Assets	6,031,283	6,775,280

Property and Equipment – At Cost:
Furniture, Fixtures and Equipment	1,717,754	912,527
Less: Accumulated Depreciation	648,577	633,356

Property and Equipment – Net	1,069,177	279,171

Goodwill	1,039,114	1,039,114

Capitalized Software (Less Accumulated Amortization of$16,657,789 and $14,134,024, Respectively)	10,891,758	8,799,711

Customer Lists/Relationship (Less Accumulated Amortization of $226,593 and $126,093, Respectively)	175,407	93,907

Non-Compete Agreements (Less Accumulated Amortization of $158,044 and $110,044, Respectively)	1,956	49,956
Deferred Tax Asset	2,168,500	2,168,500

Business Acquisition	—	1,035,821

Deferred Financing Costs (Net of Amortization of $2,361 and $0, Respectively)	125,139	—
Other Assets	362,761	216,971

Total Assets	$21,865,095	$20,458,431

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$1,636,832	$440,635
Accrued Expenses Payable	595,139	753,888
Note Payable – Related Party	400,000	—
Deferred Charges	4,379	43,788
Current Portion of Capital Lease	108,719	—
Unearned Revenue	2,203,003	2,298,985

Total Current Liabilities	4,948,072	3,537,296

Long-Term Liabilities:
Long-Term Debt	2,000,000	—
Long-Term Portion of Capital Lease	504,572	—
Total Long-Term Liabilities	2,504,572	—

Total Liabilities	7,452,644	3,537,296

Commitments and Contingencies	—	—

Stockholders’ Equity: Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 25,882,730 and 25,782,730 Shares Issued and Outstanding, Respectively	258,827	257,827

Paid-In Capital	31,318,330	30,812,059

Accumulated Deficit	(17,164,706)	(14,148,751)

Total Stockholders’ Equity	14,412,451	16,921,135

Total Liabilities and Stockholders’ Equity	$21,865,095	$20,458,431

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Licenses	$237,995	$1,197	$2,663,993	$3,846,791
Support Services	2,167,994	2,051,942	6,449,353	6,271,877
Professional Services	863,734	1,330,810	3,146,817	3,458,316
Total Revenues	3,269,723	3,383,949	12,260,163	13,576,984
Cost of Revenues:
Licenses	1,028,347	780,971	3,203,881	2,167,696
Support Services	1,341,269	1,193,347	4,388,977	3,518,517
Professional Services	1,115,018	987,922	3,681,185	3,397,417
Total Cost of Revenues	3,484,634	2,962,240	11,274,043	9,083,630
Direct Margin	(214,911)	421,709	986,120	4,493,354
Operating Expenses:
Sales and Marketing	703,132	452,258	2,051,716	1,324,315
General and Administrative	391,652	519,495	1,262,775	1,493,591
Acquisition Costs	—	—	136,957	—
Research and Development	177,772	151,233	537,278	465,470
Total Operating Expenses	1,272,556	1,122,986	3,988,726	3,283,376
Operating (Loss) Income	(1,487,467)	(701,277)	(3,002,606)	1,209,978
Other (Income) Expense:
Interest Expense	27,925	10,397	27,925	14,147
Interest Income	—	(60)	(37)	(3,139)
Other Income	—	(1,152)	(14,539)	(14,682)
Total Other (Income) Expense	27,925	9,185	13,349	(3,674)
(Loss) Income Before Income Taxes	(1,515,392)	(710,462)	(3,015,955)	1,213,652
Income Taxes	—	—	—	37,385
Net (Loss) Income	$(1,515,392)	$(710,462)	$(3,015,955)	$1,176,267
Basic (Loss) Earnings Per Common Share	$(0.06)	$(0.03)	$(0.12)	$0.05
Diluted (Loss) Earnings Per Common Share	$(0.06)	$(0.03)	$(0.12)	$0.05

Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	25,863,000	25,389,000	25,860,000	25,220,000

Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	25,863,000	25,389,000	25,860,000	26,117,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2012	2011
Cash Flows Provided From Operating Activities:
Net (Loss) Income	$(3,015,955)	$1,176,267
Adjustments to Reconcile Net (Loss) Income to
Net Cash Provided From Operating Activities:
Depreciation	123,200	116,004
Amortization of Capitalized Software	2,523,765	1,044,989
Amortization of Customer Lists/Relationships	100,500	55,000
Amortization of Non-Compete Agreements	48,000	48,000
Amortization of Deferred Financing Costs	2,361	—
Amortization of Stock-Based Compensation	425,119	303,199
Stock Based Compensation Provided for Services	60,902	66,529
Capital Lease – Interest Payments	(1,791)	—
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(423,819)	(747,746)
Prepaid Expenses	(301,257)	(71,736)
Other Assets	(145,790)	(976)
Increase (Decrease) in:
Accounts Payable	1,196,197	6,760
Accrued Liabilities	(158,749)	(754,629)
Taxes Payable	—	37,385
Deferred Charges	(39,409)	(39,409)
Unearned Revenue	(95,982)	(34,098)
Net Cash Provided From Operating Activities	297,292	1,205,539

Cash Flows Used For Investing Activities:
Capital Expenditures	(256,709)	—
Capitalized Software Expenditures	(3,785,812)	(3,349,854)
Net Cash Used For Investing Activities	(4,042,521)	(3,349,854)

Cash Flows Provided From (Used For) Financing Activities:
Deferred Financing Costs	(127,500)	—
Proceeds from Loan Agreement	2,000,000	—
Proceeds from Note Payable	400,000
Capital Lease – Principal Payments	(30,757)	—
Payment of Debt	—	(100,000)
Proceeds from Exercise of Stock Options	21,250	52,950
Net Cash Provided From (Used For) Financing Activities	2,262,993	(47,050)

(Decrease) in Cash and Cash Equivalents	(1,482,236)	(2,191,365)

Cash and Cash Equivalents – Beginning of Period	3,281,965	5,892,649
Cash and Cash Equivalents – End of Period	$1,799,729	$3,701,284

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$10,368	$14,147
Income Taxes	$—	$—

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the nine-month period ended September 30, 2012, the Company incurred capital lease obligations totaling $644,047 in connection with the acquisition of office furniture.

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2012, the results of their operations for the three and nine month periods ended September 30, 2012 and 2011, and their cash flows for the nine month periods ended September 30, 2012 and 2011. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine month periods ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for a full year.

[2]   Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations with the effect of dilutive securities determined using the treasury stock method:

	For the three months ended September 30, 2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
(Loss) Available to Common Stockholders	$(1,515,392)	25,863,437	$(0.06)
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	—	—
Diluted EPS:
(Loss) Available to Common Stockholders Plus Assumed Exercises	$(1,515,392)	25,863,437	$(0.06)

	For the nine months ended September 30, 2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
(Loss) Available to Common Stockholders	$(3,015,955)	25,859,646	$(0.12)
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	—	—
Diluted EPS:
(Loss) Available to Common Stockholders Plus Assumed Exercises	$(3,015,955)	25,859,646	$(0.12)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended September 30, 2011
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
(Loss) Available to Common Stockholders	$(710,462)	25,389,056	$(0.03)
Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	0	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$(710,462)	25,389,056	$(0.03)

	For the nine months ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$1,176,267	25,220,044	$0.05
Effect of Dilutive Securities:
Exercise of Options, Warrants and Restricted Stock	—	896,461	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$1,176,267	26,116,505	$0.05

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[3]   Stock-Based Compensation and Stock Purchase Plans

Stock Options

In the three and nine months ended September 30, 2012, we recognized approximately $180,000 and $486,000 respectively, of stock-based compensation expense in our consolidated financial statements.

In June 2005, we adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Stock Incentive Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At September 30, 2012, an aggregate of 861,803 shares were available for grant under the 2005 Stock Incentive Plan.

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

As of September 30, 2012, there was approximately $629,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements previously granted by the Company. That cost is expected to be recognized over a weighted-average period of 1.5 years.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the changes in our outstanding common stock options for all outstanding plans for the six months ended September 30, 2012 is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2012	1,524,963	$ 0.85 – 1.55	2.0 years	$1.21

Granted	1,055,000	1.63 – 1.67	1.9 years	1.65

Exercised	(25,000)	.85	—	.85

Cancelled	(75,000)	1.05 – 1.63	—	1.24

Expired	(375,000)	1.40	—	1.40

Balance, September 30, 2012	2,104,963	$ 0.85 – 1.67	1.4 years	$1.40

Of the stock options outstanding, an aggregate of 565,110 are currently exercisable.

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

Time-Based Restricted Stock Units

A summary of the changes in our time-based restricted stock units, or RSUs, for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2012	252,500	$1.42

Granted	278,376	1.63

Vested	(75,000)	1.12

Balance, September 30, 2012	455,876	$1.60

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

Warrants

On September 11, 2012, in connection with the loan transaction between the Company, the Company’s wholly-owned subsidiary, Cover-All Systems, Inc., and Imperium Commercial Finance Master Fund, LP, the Company issued to the lender and the Company’s financial advisors five-year warrants to purchase an aggregate of 1,442,000 shares of our common stock at an exercise price of $1.48 per share. The warrants are not exercisable until the earliest of (i) the date when Current Market Value (as defined in the warrant agreement) exceeds the exercise price multiplied by two, (ii) the date of a Change of Control transaction (as defined in the warrant agreement), and (iii) the third anniversary of the date of issuance. See Note 6 of these Notes to Consolidated Financial Statements.

There were an aggregate of 1,442,000 warrants outstanding at September 30, 2012. The exercise prices for all the warrants issued and outstanding as of September 30, 2012 were equal to or greater than the market price of our common stock at the date of grant.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2012	—	—	—	—
Granted	1,442,000	$1.48	5 years	$1.48

Balance, September 30, 2012	1,442,000	$1.48	5 years	$1.48

[4]   Income Taxes

At December 31, 2011, the Company had net operating tax loss carryforwards of approximately $9,000,000 expiring at various dates through December 31, 2026. Management believes it is more likely than not that they will be able to utilize these net operating loss carryforwards before they expire.

[5]   Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us in fiscal year 2014 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2012-02 on our consolidated financial statements.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

[6]   Credit Facility and Warrant Issuances

On September 11, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) between and among Imperium Commercial Finance Master Fund, LP, a Delaware limited partnership (“Imperium”), as lender, Cover-All Systems, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), as borrower, and the Company, as a guarantor. The Loan Agreement provides for a three-year term loan to the Subsidiary of $2 million, evidenced by a Term Note in favor of Imperium, and a three-year revolving credit line to the Subsidiary of up to $250,000, evidenced by a Revolving Credit Note in favor of Imperium (together with the Term Note, the “Imperium Notes”). The amount available to be borrowed under the revolving credit line may not exceed 80% of Eligible Accounts (as defined in the Loan Agreement). All amounts borrowed under the term loan and the revolving credit line are secured by a security interest in all of the assets of the Subsidiary and guaranteed by the Company, which guarantee is secured by a pledge by the Company of all of the outstanding shares of capital stock of the Subsidiary.

Interest on the outstanding principal balance under the Imperium Notes accrues at a fixed rate equal to eight percent (8%) per annum and is payable monthly. The outstanding principal and any remaining interest under the Imperium Notes will be immediately due and payable on the earliest of (1) September 10, 2015, and (2) the date Imperium’s obligation to advance funds under the revolving credit line is terminated following an event of default pursuant to the terms and conditions of the Loan Agreement. Payments and prepayments received by Imperium will be applied against principal and interest as provided for in the Loan Agreement.

The Loan Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. If an event of default occurs and is continuing, Imperium has certain rights and remedies under the Loan Agreement. Additionally, the Loan Agreement requires the Company to maintain minimum revenues and EBITDA, tested annually, commencing with the twelve months ending September 30, 2013.

In connection with the Loan Agreement, the Company issued to Imperium a five-year warrant (the “Stock Purchase Warrant”) to purchase 1,400,000 shares of the Company’s common stock at an exercise price of $1.48 per share.  The Stock Purchase Warrant is not exercisable until the earliest of (i) the date when Current Market Value (as defined therein) exceeds the exercise price multiplied by two, (ii) the date of a Change of Control transaction (as defined therein), and (iii) the third anniversary of the date of issuance of the Stock Purchase Warrant. The Stock Purchase Warrant provides for adjustments to the exercise price and the number of shares issuable upon exercise in certain events to protect against dilution and for cashless exercise. The Stock Purchase Warrant also requires the Company to file a registration statement with the Securities and Exchange Commission with respect to the shares issuable upon exercise of the Stock Purchase Warrant within 45 days of the date of issuance of the Stock Purchase

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrant, and that the Company use its best efforts to obtain the effectiveness of such registration statement within 90 days (subject to extension to 120 days) of the date of issuance of the Stock Purchase Warrant. If the Company fails to comply with its obligations to file the registration statement and obtain its effectiveness within the specified periods, and in certain other events, the Company will be required to pay Imperium, for each month such failure continues, the amount of $22,500. The Stock Purchase Warrant also provides for piggyback registration rights.

The Company also issued five-year warrants (the “Monarch Warrants”) to purchase 42,000 shares, in the aggregate, of the Company’s common stock at an exercise price of $1.48 per share, to Monarch Capital Group, LLC (“Monarch”), which acted as the Company’s financial adviser in connection with the loan transaction, and an officer of Monarch. The Monarch Warrants are not exercisable until the earliest of (i) the date when the Current Exercise Price (as defined therein) exceeds the exercise price multiplied by two, (ii) the date of a Change of Control transaction (as defined therein), and (iii) the third anniversary of the date of issuance. The Monarch Warrants provide for adjustment to the exercise price and the number of shares issuable upon exercise in certain events to protect against dilution and for cashless exercise. The Monarch Warrants also provide for piggyback registration rights.

In connection with the Imperium Loan Agreement financing, the Company incurred deferred financing costs of approximately $127,500, which will be amortized over the life of the loan (or earlier if the loan becomes due or is repaid before its fixed maturity).

[7]   Note Payable to Related Party

On July 17, 2012, the Company issued a promissory note, in the aggregate principal amount of $400,000, to John W. Roblin, the Company’s Chairman and Chief Executive Officer (the “Roblin Note”). The Roblin Note bears interest at a rate equal to 9% per annum and is repayable by the Company upon the earlier of the Company’s receipt of a payment from a certain customer in the amount of $896,000, which is due October 31, 2012 or, at the Company’s option, sooner. The Company received the customer payment and, on November 13, 2012, the Company repaid the Roblin Note in full.

[8]   Business Acquisition

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The above amounts represent the allocation of the purchase price based on the asset valuation, which occurred during March 2012.

[9]   Capital Lease

In September we acquired office furniture under a capital lease agreement with Lakeland Bank. The fair value of the capital lease payments amounted to $644,047. The interest rate implicit in the lease is 4.25%. The following is a schedule by years of future minimum lease payments under capital lease with the present value of the net minimum lease payment as of September 30, 2012.

Years Ended

2012	$32,549

2013	130,195

2014	130,195

2015	130,195

2016 and thereafter	253,844

Total Minimum Lease Payments	676,949

Less: Amounts Representing Interest	(63,658)

Present Value of Minimum Lease Payment	613,291

Less: Current Portion of Obligation Under Capital Lease	(108,719)

Total Capital Lease Obligations – Net of Current Portion	$504,572

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services. Total revenue for the three months ended September 30, 2012 decreased to $3,270,000 from $3,384,000 for the three months ended September 30, 2011, mainly due to a decrease in professional services revenues for the three months ended September 30, 2012. Total revenue for the nine months ended September 30, 2012 decreased to $12,260,000 from $13,577,000 for the nine months ended September 30, 2011, mainly due to a decrease in license revenue.

The following is an overview of the key components of our revenue and other important financial data for the three and nine months ended September 30, 2012:

Software Licenses. Our license revenue in the three and nine months ended September 30, 2012 of $238,000 and $2,664,000, respectively, was from new and existing customers who chose to renew, add onto or extend their use of our software. For the three and nine months ended September 30, 2011, we generated $1,000 and $3,847,000, respectively, in license revenue. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

Support Services. Support services revenue was $2,168,000 and $6,449,000, respectively, in the three and nine months ended September 30, 2012 compared to $2,052,000 and $6,272,000, respectively, in the same periods in 2011. Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services. Professional services revenue was $864,000 and $3,147,000, respectively, in the three and nine months ended September 30, 2012 compared to $1,331,000 and $3,458,000, respectively, in the same periods of 2011, due to decreased demand for customizations for the three and nine months ended September 30, 2012 compared to the same periods of 2011.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

(Loss) Income before Income Taxes. (Loss) income before income taxes was $(1,515,000) and $(3,016,000), respectively, in the three and nine months ended September 30, 2012 compared to $(710,000) and $1,214,000, respectively, in the same periods of 2011, primarily due to a decrease in license revenue and our continuing and ongoing effort to maintain our expenses in line with our revenues for the nine months ended September 30, 2012.

Net (Loss) Income. Net (loss) income for the three and nine months ended September 30, 2012 was $(1,515,000) and $(3,016,000), respectively, compared to $(710,000) and $1,176,000, respectively, in the same periods of 2011. This was a result of a decrease in license revenue and an increase in costs related to the expansion of our sales and marketing group.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP metric, was $(393,000) and $(190,000), respectively, for the three and nine months ended September 30, 2012 compared to $(168,000) and $2,489,000, respectively, for the three and nine months ended September 30, 2011.

Cash Flow. We generated $299,000 in positive cash flow from operations in the first nine months of 2012 and ended the period with $1,800,000 in cash and cash equivalents and $2,242,000 in accounts receivable.

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

As we shift over time from software development to deployment, from a financial perspective, the non-cash charges for amortization of developed software will increasingly impact our bottom line. Therefore, in order to provide more visibility to investors, we have decided to also report EBITDA to show what we believe is the Company’s earnings power without the impact of, among other items, amortization. In the first nine months of 2012, the non-cash charge for amortization of capitalized software increased more than 142% from 2011 to $2,524,000, and we expect this amount could exceed $3 million, or $0.12 per share, in 2012, depending on our sales success. Therefore, we believe that EBITDA will be a useful measure of the true earnings power of the Company while we complete the development and deployment cycle. As such, we expect to increasingly focus on EBITDA to evaluate our progress.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net (Loss) Income	$ (1,515,392)	$ (710,462)	$ (3,015,955)	$ 1,176,267

Interest (Income) Expense, Net	27,924	10,337	27,888	11,008
Income Tax Expense	—	—	—	37,385
Depreciation	40,096	34,986	123,200	116,004
Amortization	1,054,735	497,197	2,674,627	1,147,989

EBITDA	$ (392,637)	$ (167,942)	$ (190,240)	$ 2,488,653

EBITDA per Common Share:
Basic	$ (0.02)	$ (0.01)	$ (0.01)	$ 0.10
Diluted	$ (0.02)	$ (0.01)	$ (0.01)	$ 0.10

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
License	7.3%	—%	21.7%	28.3%
Support Services	66.3	60.6	52.6	46.2
Professional Services	26.4	39.4	25.7	25.5
Total Revenues	100.0	100.0	100.00	100.0

Cost of Revenues:
License	31.5	23.1	26.1	16.0
Support Services	41.0	35.2	35.8	25.9
Professional Services	34.1	29.2	30.1	25.0
Total Cost of Revenues	106.6	87.5	92.0	66.9
Direct Margin	(6.6)	12.5	8.0	33.1

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Operating Expenses:
Sales and Marketing	21.5	13.4	16.7	9.8
General and Administrative	11.9	15.3	10.3	11.0
Acquisition Expenses	—	—	1.1	—
Research and Development	5.4	4.5	4.4	3.4
Total Operating Expenses	38.8	33.2	32.5	24.2
Operating (Loss) Income	(45.4)	(20.7)	(24.5)	8.9

Other (Expense) Income:
Interest (Expense) ~~Income~~	(0.9)	(0.3)	(0.2)	—
Other Income	—	—	0.1	—
Total Other (Expense) Income	(0.9)	(0.3)	(0.1)	—
(Loss) Income Before Income Taxes	(46.3)	(21.0)	(24.6)	8.9

Income Taxes	—	—	—	0.2

Net (Loss) Income	(46.3)%	(21.0)%	(24.6)%	8.7%

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Total revenues for the three months ended September 30, 2012 were $3,270,000 compared to $3,384,000 for the same period in 2011. License fees were $238,000 for the three months ended September 30, 2012 compared to $1,000 in the same period in 2011 as a result of sales to new and existing customers in 2012. For the three months ended September 30, 2012, support services revenues were $2,168,000 compared to $2,052,000 in the same period of the prior year primarily due to annual renewals from existing customers and new customer contracts signed in 2011 and 2012. Professional services revenue contributed $864,000 in the three months ended September 30, 2012 compared to $1,331,000 for the three months ended September 30, 2011, as a result of a decrease in demand for new software capabilities and customizations from our current customer base.

For the nine months ended September 30, 2012, total revenues were $12,260,000 compared to $13,577,000 in the same period of the prior year as a result of a decrease in license revenue and professional services revenue for the nine months ended September 30, 2012.

Cost of sales increased to $3,485,000 and $11,274,000, respectively, for the three and nine months ended September 30, 2012 compared to $2,962,000 and $9,084,000, respectively, for the same periods in 2011 due to an increase in personnel-related costs. We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand. Non-cash capitalized software amortization was $1,003,000 and $2,524,000, respectively, for the three and nine months ended September 30, 2012 as compared to $463,000 and $1,045,000, respectively, for the same periods in 2011. We capitalized $1,107,000 and $3,786,000, respectively, of software development costs in the three and nine months ended September 30, 2012 as compared to $1,097,000 and $3,350,000, respectively, in the same periods in 2011.

Research and development expenses increased to $178,000 and $537,000, respectively, for the three and nine months ended September 30, 2012 as compared to $151,000 and $465,000, respectively, for the same periods in 2011, primarily as a result of the completion of several new products and capabilities resulting in a drop-off in capitalization. We continue our efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Sales and marketing expenses were $703,000 and $2,052,000, respectively, for the three and nine months ended September 30, 2012 as compared to $452,000 and $1,324,000, respectively, in the same periods of 2011. This increase in 2012 was primarily due to an addition in our marketing and sales staff, resulting in an increase in personnel-related costs and an increase in expenditures related to advertising and promotion.

General and administrative expenses decreased to $392,000 and $1,263,000, respectively, in the three and nine months ended September 30, 2012 as compared to $519,000 and $1,494,000, respectively, in the same periods in 2011. This decrease in 2012 was mainly due to a decrease in personnel-related costs.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily from cash flow from operations and from debt facilities. Cash from operations results primarily from net income from the income statement plus non-cash expenses (depreciation and amortization) and changes in working capital from the balance sheet.

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

On September 11, 2012, the Company entered into a $2.25 million credit facility with Imperium Commercial Finance Master Fund, LP, an affiliate of Imperium Partners. The $2.25 million credit facility, which will support the Company’s product/services expansion and growth initiatives, consists of a $2 million three-year term loan, bearing interest at a fixed rate of 8% per annum, and a $250,000 revolving credit facility, also bearing interest at a fixed rate of 8% per annum. Imperium also received five-year warrants to purchase 1.4 million shares of Cover-All’s common stock, with an exercise price of $1.48 per share.

In connection with the Imperium Loan Agreement financing, the Company incurred deferred financing costs of $127,500, which will be amortized over the life of the loan (or earlier if the loan becomes due or is repaid before its fixed maturity).

On July 17, 2012, the Company issued a promissory note, in the aggregate principal amount of $400,000, to John W. Roblin, the Company’s Chairman and Chief Executive Officer (the “Roblin Note”). The Roblin Note bears interest at a rate equal to 9% per annum and is repayable by the Company upon the earlier of the Company’s receipt of a payment from a certain customer in the amount of $896,000, which is due October 31, 2012 or, at the Company’s option, sooner. The Company received the customer payment and, on November 13, 2012, the Company repaid the Roblin Note in full.

At September 30, 2012, we had cash and cash equivalents of approximately $1,800,000 compared to cash and cash equivalents of approximately $3,701,000 and $3,282,000 at September 30, 2011 and December 31, 2011, respectively. The decrease in cash and cash equivalents is primarily attributable to the decrease in license revenue and professional services revenue in the nine months ended September 30, 2012.

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

At September 30, 2012, we had working capital of approximately $1,083,000 compared to working capital of approximately $4,486,000 and $3,251,000 at September 30, 2011 and December 31, 2011, respectively. This decrease in our working capital resulted primarily from a decrease in license revenue and professional services revenue and an increase in costs related to the expansion of our sales and marketing group. For the nine months ended September 30, 2012, net cash provided from operating activities totaled approximately $299,000 compared to approximately $1,206,000 for the nine months ended September 30, 2011 due to a loss for the nine months ended September 30, 2012.

For the nine months ended September 30, 2012, net cash used for investing activities was approximately $4,688,000 compared to approximately $3,350,000 for the nine months ended September 30, 2011. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations and financing and by borrowings under the Imperium credit facility. For the nine months ended September 30, 2012, net cash provided from (used for) financing activities was approximately $2,907,000 compared to approximately $47,000 for the nine months ended September 30, 2011. The cash (used for) provided from financing activities in 2012 consisted of proceeds from the Imperium credit facility.

Funding Requirements

Our primary uses of cash are for personnel-related expenditures, facilities and technology costs.

We may need additional funding for any large capital expenditures and for continued product development. We lease computer equipment for terms of three years in order to have the latest available technology to serve our customers and develop new products.

Interest on the outstanding principal balance under the Imperium Notes accrues at a fixed rate equal to eight percent (8%) per annum and is payable monthly. The outstanding principal and any remaining interest under the Imperium Notes will be immediately due and payable to Imperium on the earlier of (1) September 10, 2015 and (2) the date Imperium’s obligation to advance funds under the revolving credit line is terminated following an event of default pursuant to the terms and conditions of the Loan Agreement. Payments and prepayments received by Imperium will be applied against principal and interest as provided for in the Loan Agreement.

The outstanding principal and interest under the Roblin Note is repayable by the Company upon the earlier of the Company’s receipt of a payment from a certain customer in the amount of $896,000 due October 31, 2012 or sooner. The Company received the customer payment and, on November 13, 2012, the Company repaid the Roblin Note in full.

On December 16, 2011, we announced that our board of directors authorized a share buyback plan of up to 1,000,000 shares of the Company’s common stock, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Imperium Loan Agreement prohibits buybacks of our common stock.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

Fair Value Measurements

As of September 30, 2012, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II: OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information described elsewhere in this prospectus or incorporated by reference in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factors, which could materially adversely affect our business, financial condition and results of operations. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and results of operations.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Our debt service obligations under our Loan Agreement with Imperium could have an adverse effect on our financial condition and results of operations.

Our Loan Agreement with Imperium provides for a three-year term loan to Cover-All Systems of $2 million and a three-year revolving credit line to Cover-All Systems of up to $250,000. As of September 30, 2012, we had total debt outstanding under the Loan Agreement of $2 million. Our Loan Agreement imposes on us certain restrictions and contains financial covenants. Our debt service obligations and the amortization of deferred financing costs associated with entering into the Loan Agreement could have important consequences to the Company and its financial condition and results of operations. If we do not generate sufficient cash from our operations to service our debt obligations under the Loan Agreement, we may need to take one or more actions, including refinancing our debt, obtaining additional financing, selling assets, obtaining additional equity capital, restructuring our operations or reducing or delaying capital or other expenditures. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt obligations under the Loan Agreement and meet our other obligations.

If we default on any of our covenants or other obligations under the Loan Agreement, Imperium could elect to declare all borrowings outstanding under the Loan Agreement immediately due and payable and foreclose on all or a portion of our assets.

Under the Loan Agreement, Cover-All Systems granted a security interest in substantially all of its assets to Imperium. In addition, we guaranteed Cover-All Systems’ performance under the Loan Agreement and pledged all of the outstanding shares of Cover-All Systems in support of such guarantee. The Loan Agreement contains covenants that, among other things, require us to maintain minimum revenues and EBITDA (determined on a consolidated basis), tested annually, commencing with the twelve months ending September 30, 2013. If we or Cover-All Systems default on the covenants or other obligations under the Loan Agreement and are unable to cure any such default, Imperium could elect to declare all borrowings outstanding under the Loan Agreement, together with accumulated and unpaid interest and other fees, immediately due and payable. Furthermore, Imperium could take possession of any or all of our and Cover-All Systems’ assets in which it holds a security interest and dispose of those assets to the extent necessary to satisfy amounts due under the Loan Agreement or may elect to take possession of all of the outstanding shares of Cover-All Systems. Any of the foregoing events would materially adversely affect our financial condition, results of operations or cash flows.

We may need additional financing in order to continue to develop our business.

We may need additional financing to continue to fund acquisitions and business development and to expand and grow our business generally. If equity securities are issued in connection with a financing or business acquisition, dilution to our stockholders may result. The Loan Agreement prohibits the incurrence of debt, which limits or may limit the financing sources available to us.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

RISKS RELATED TO OUR COMMON STOCK

If we are unable to maintain the listing standards of the NYSE MKT, our common stock may be delisted, which may have a material adverse effect on the liquidity and value of our common stock.

Our common stock is traded on the NYSE MKT. To maintain our listing on the NYSE MKT, we must meet certain financial and liquidity criteria. The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we fail to meet any of the NYSE MKT’s listing standards, we may be delisted. In the event of delisting, trading of our common stock would most likely be conducted in the over the counter market on an electronic bulletin board established for unlisted securities, which could have a material adverse effect on the market liquidity and value of our common stock.

Holders of our common stock may have difficulty in selling those shares.

While our common shares trade on the NYSE MKT, our stock is thinly traded and investors may have difficulty in selling their shares. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained. In addition, because our common stock trades at a price less than $5.00 per share, brokers effecting transactions in our common stock may be subject to additional customer disclosure and record keeping obligations, including disclosure of the risks associated with low price stocks, stock quote information and broker compensation. Brokers effecting transactions in our common stock may also be subject to additional sales practice requirements under certain Exchange Act rules, including making inquiries into the suitability of investments for each customer or obtaining a prior written agreement for the specific stock purchase. Because of these additional obligations, some brokers will not effect transactions in our common stock.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

We may not pay any cash dividends on our common stock in the future.

Declaration and payment of any dividend on our common stock is subject to the discretion of our board of directors. The timing and amount of dividend payments will be dependent upon factors such as our earnings, financial condition, cash requirements and availability, and restrictions in our credit facilities. The Imperium Loan Agreement also prohibits the payment of dividends and the purchase of our common stock. Accordingly, it is likely that investors may have to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Our shares are subject to dilution as a result of the exercise of the Warrants.

In connection with the loan transaction with Imperium, we issued five-year warrants to purchase, in the aggregate, 1,442,000 shares of our common stock, at an exercise price of $1.48 per share, to Imperium and our financial advisor (each a “Warrant” and collectively, the “Warrants”). Each Warrant provides (x) for adjustments to the exercise price and the number of shares issuable upon exercise in certain events to protect against dilution and (y) for cashless exercise. The Warrants are not exercisable until the earliest of (1) the date when “Current Market Value” (as defined therein) exceeds the exercise price ($1.48 per share) multiplied by two, (2) the date of a “Change of Control” transaction (as defined therein), and (3) the third anniversary of the date of issuance of such Warrant. The issuance of any additional shares of our common stock as a consequence of the exercise of any of the Warrants may result in significant dilution to our stockholders. Further, if the exercise price of the Warrants is adjusted, the additional shares of our common stock that would be issued upon exercise of the Warrants as a result of such adjustment may also result in significant dilution to our stockholders.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

stockholders might consider to be in their best interests. These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

RISKS RELATED TO RECENT ACQUISITIONS

We may fail to realize the anticipated benefits of the acquisitions of the PipelineClaims assets of Ho’ike Services, Inc. dba BlueWave Technology, and the assets of Moore Stephens Business Solutions, LLC.

On December 30, 2011, we acquired substantially all of the PipelineClaims assets (excluding working capital) of Ho’ike Services, Inc. dba BlueWave Technology (“BlueWave”), and on April 12, 2010, we acquired substantially all of the assets (excluding working capital) of MSBS, in each instance through our wholly-owned subsidiary, Cover-All Systems. The success of these acquisitions will depend on, among other things, our ability to realize anticipated benefits, growth opportunities and cost savings and to integrate the operations of BlueWave and MSBS in a manner that does not materially disrupt our own operations. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Further, it is possible that the integration process could result in the disruption of the ongoing business or inconsistencies in standards, controls, procedures and policies that would adversely affect our business, financial condition or results of operations.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 6. Exhibits.

Exhibit
No.	Description

10.1	Loan and Security Agreement, dated as of September 11, 2012, by and between Cover-All Systems, Inc., as borrower, Imperium Commercial Finance Master Fund, LP, as lender, and the Company, as a guarantor.

10.2	Revolving Credit Note in the principal amount of $250,000, dated September 11, 2012, by and between Cover All Systems, Inc., as borrower, and Imperium Commercial Finance Master Fund, LP, as lender.

10.3	Term Note in the principal amount of $2,000,000, dated September 11, 2012, by and between Cover All Systems, Inc., as borrower, and Imperium Commercial Finance Master Fund, LP, as lender.

10.4	Guarantee, dated as of September 11, 2012, made by the Company in favor of Imperium Commercial Finance Master Fund, LP.

10.5	Pledge Agreement, dated as of September 11, 2012, between the Company and Imperium Commercial Finance Master Fund, LP.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL):

(i) Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (Unaudited); (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

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

COVER-ALL TECHNOLOGIES INC.

Date: November 14, 2012	By:	/s/ John W. Roblin
John W. Roblin, Chairman of the Board of Directors and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Ann F. Massey
Ann F. Massey, Chief Financial Officer