Form 10-K
period 2012-12-31
COVER ALL TECHNOLOGIES INC
filed 2013-03-29
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012.

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

___________________ to ___________________

Commission file number 1-09228

COVER-ALL TECHNOLOGIES INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2698053 (I.R.S. Employer Identification No.)

412 Mt. Kemble Avenue, Suite 110C, Morristown, New Jersey (Address of principal executive office)	07960 (Zip Code)

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
Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22,017,000.

As of March 19, 2013, there were 26,028,606 shares outstanding of our common stock.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference as described in Part III.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this annual report on Form 10-K, including, without limitation, matters discussed under Item 1 - “Business”, Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described or implied by such statements.  Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, objectives, expectations, plans or intentions.  Statements contained in this annual report on Form 10-K that are not historical facts are forward-looking statements.  Without limiting the generality of the preceding statement, all statements in this annual report on Form 10-K concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements.  In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments.  Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties.  Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and general conditions in the economy and capital markets.  Except to the extent required by applicable laws and regulations, we undertake no obligations to update any forward-looking statements to reflect events or circumstances after the date of this annual report on Form 10-K or to reflect the occurrence of unanticipated events.

i

PART I

ITEM  1.

BUSINESS

In this annual report on Form 10-K, “Cover-All,” “the Registrant,” “the Company,” “our Company,” “we,” “us” and “our” refer to Cover-All Technologies Inc. and its wholly-owned subsidiary, Cover-All Systems, Inc.  Cover-All®, My Insurance Center™ (MIC) NexGen and Insurance Policy Database™ (IPD) are trademarks of Cover-All Technologies Inc.

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

Our software products and services focus on the functions required to underwrite, rate, quote, issue, print, bill and support the entire lifecycle of insurance policies and with the BlueWave acquisition, the important claims functions.  Our products and services combine an in-depth knowledge of property and casualty insurance with an innovative and proprietary state-of-the-art technology platform.  Our products provide advanced insurance functionality available on an “off-the-shelf” basis yet also provide additional flexibility for accommodating a high degree of customization for our customers to compete in the marketplace through differentiation.  Our software is licensed for use in the customer’s data centers or can be provided through services sometimes known as an application services provider, referred to as “ASP,” Software as a Service referred to as “SaaS” or other remote hosting services sometimes referred to as the “Cloud”  using third party technology platforms and support.

We generate revenue from software contract licenses, professional services fees from ongoing software customization and continuing support fees for technical and regulatory software updates on a monthly basis.  We provide a wide range of professional services that support product customizations, conversion from existing systems, data integration with other software or reporting agencies and other technical services.  We also offer ongoing support services including incorporating recent insurance rates, rules and forms changes.  These support services provide turnkey solutions to our customers as we perform analysis, development, quality assurance, documentation and distribution for delivering changes in a timely fashion.

Our ongoing maintenance and support services, usually through five-year minimum customer contracts, typically generate significant recurring revenue of approximately 25 to 35 cents for every dollar spent on licensing fees.  In addition to the traditional pricing model of license, support and professional services, we also offer subscription pricing based on customer size.

We were incorporated in Delaware in April 1985 as Warner Computer Systems, Inc. and changed our name to Warner Insurance Services, Inc. in March 1992.  In June 1996, we changed our name to Cover-All Technologies Inc.  Our products and services are offered through our wholly-owned subsidiary, Cover-All Systems, Inc., also a Delaware corporation.

PRODUCTS

Cover-All is focused on creating an integrated suite of core systems for the property and casualty marketplace.  The core systems consist of Policy, Claims, Billing and Business Intelligence.  These system are designed be sold and operate as standalone platforms as well as an integrated suite.  In order to support this strategy, Cover-All has also created a number of powerful, reusable functional components that can be used in each product or as part of the overall technical NexGen Platform.  These components include NexGen Security and NexGen Content Management.

Cover-All also created a new group of products designed to help customers effectively better manage their own technology environments.  The first of these products, Test Studio, was introduced in 2012.  Test Studio enables customers to build a repository of test cases and expected results through Cover-All Policy and then be able to utilize these test cases to perform regression testing, scalability testing and performance measurement.

The second Studio Product – Conversion Studio – was announced in 2012.  It is designed to help customers migrate the information from their older systems or other Third Party systems into Cover-All products through sophisticated interfaces and mapping capabilities.  This capability helps customers transfer what is often a significant volume of data without the need for re-keying.  This significantly reduces costs, shortens the time required and improves the quality associated with the data migration.

The third Studio product – Dev Studio – was announced in 2012 and will be released in the second quarter of 2013.  Dev Studio enables Cover-All customers to create new products or change existing products through a powerful set of “rules and tools.”  This product works in conjunction with Cover-All’s pre-built, out-of-the-box ISO products (Commercial Auto, Commercial Package, Business Owners Policy (BOP) and Workers Compensation to give Cover-All customers shorter implementation times with less risk by providing them with the choice of buying versus building and the option to do both as business conditions dictate.

Cover-All Policy

Our Cover-All Policy platform is a customizable and configurable web-based, data-centric “hub and spoke” software platform built around a shared “information hub” and suite of pre-built insurance products.  Cover-All Policy is designed for insurance agents, brokers and carriers with integrated workflows and access to real-time information.  By centralizing the data in the Policy platform and using customized components to enable processes, we can quickly build a unique solution for each customer.

Cover-All Policy is designed to efficiently and rapidly adapt to changes in our customer’s business needs as well as to address the complexity and rate of change of the insurance business, state regulation and technology innovation.  The first version of the architecture concept was originally introduced in 2001 and it has been significantly enhanced and expanded every year since.  An early version of the product, formerly known as My Insurance Center, utilized our then-existing rating and issuance products.  In 2009, we announced MIC NexGen, a set of capabilities designed and built to support the entire policy issuance process to add significant functionality, enhance performance and position Cover-All to introduce new service offerings. Significant development and expansion of both the policy platform and the products in 2010 and extending into 2012 resulted in a new significantly expanded policy administration platform offering called Cover-All Policy and fully built out insurance products including ISO® Commercial Automobile, Commercial Package and Business Owners Policy (BOP) as well as Workers Compensation, collectively known as Cover-All Products.

Our new Cover-All Policy platform is a powerful set of tools and capabilities providing full policy support (data capture, rate, quote, issue, statistical reporting, print, audits and complete policy lifecycle management) for customized products that we believe is unparalleled in the insurance industry.  We have also developed a set of processes and tools that enable us to work together with our customers in an interactive development process that, when combined with our offshore development resources, deliver these products in short time frames.  These capabilities have been redesigned and expanded into a revolutionary “Rules and Tools” product called Cover-All Dev Studio, announced in 2012 and scheduled for release in the third quarter of 2013.

In addition to our ability to create and support custom products, we offer off-the-shelf products including full support for complex products as ISO’s (Insurance Services Office) Commercial Automobile, Commercial Package and BOP for all states as well as full support for Workers Compensation.  All of these products were available in 2012.  With the delivery of the NexGen products, we have completely replaced all our older platforms, collectively known as Classic, with new, fully integrated state-of-the-art technologies.

Cover-All’s Policy platform and insurance products have been redesigned by us to enable us to provide services to our customers that can be measured in terms of quality, speed and value.  In addition, we are able to provide a significant number of capabilities to our customers to enable them to customize, personalize and control their Policy platform in real time.

Cover-All Policy is designed to be the platform to serve players throughout the entire insurance value chain, including the insured, agents, brokers, insurance companies and reinsurers.  Because it is scalable, Cover-All Policy is able to serve both large and small organizations.  It can be accessed securely over the Internet.  Cover-All Policy is designed to be deployed globally in the future to adapt to different languages and currencies and to support different insurance products in other countries.

Cover-All Policy provides an integrated platform with baseline common insurance functions that can be customized by us for customers’ business needs.  It also provides many configuration capabilities that are used by customers for further tailoring the application.  Finally, Cover-All Policy allows end users to personalize screens and content for meeting their roles and responsibilities.  In addition, Cover-All Dev Studio can be added to bring even more powerful tools to customers who want more control over development or support alternatives.

Cover-All Policy is designed to fully support STP (Straight-Through-Processing).  Cover-All Policy enables our customers to utilize our rating, policy issuance, billing and other software components into a fully-integrated platform that, among other things, eliminates redundant data entry.  Information is stored in a client-centric database and becomes immediately available to other users or functions.  Cover-All Policy may be customized to generate user alerts when a user-specified condition occurs.  Additionally, Cover-All Policy has been designed to allow the customer to configure features according to their own look and feel preferences and workflow processes.  For instance, the browser-based user interface allows employees, agents and other end users to personalize their desktops so they see only the information they need or desire.  We believe that Cover-All Policy allows our customers to reduce costs, leverage the latest technologies, better manage risk, provide better service to their customers, enter new markets, introduce new products and grow premiums.

We are investing in research and development for evolving the Policy platform to meet customers’ business needs in a rapidly changing marketplace.  We have added new and advanced capabilities to Cover-All Policy including rules-based underwriting, financial modules for determining profitability by policy, account-centric and policy-centric views, integration with partners’ accounting, claims processing systems, mass update, geocoding for all locations, advanced policy audits and certain other new components.  Cover-All Policy is being made available to users either for in-house implementation or through our ASP.  We also support “Software as a Service” (SaaS) to meet emerging customer requirements.

Cover-All Policy offers the following benefits to our customers:

•

Straight-Through-Processing – Business acquisition and the processing side of commercial property and casualty insurance is not only complex but it is highly regulated and spans across multiple constituents in the value chain.  Straight-Through-Processing helps customers to reduce expenses, provide faster service times and obtain a higher degree of compliance.  Policy provides Straight-Through-Processing through browser-based accessibility, roles-based security, rules-based underwriting, advanced workflow referrals and comprehensive insurance processing functions such as rating, issuance, printing and statistical coding.

•

Speed To Market – In a highly competitive insurance marketplace, insurers seek to maintain competitive advantage and high profit margins through innovation and introduction of new insurance products.  The information-hub architecture of Policy enables development of complex and custom products in rapid timeframes.

•

Regulatory Compliance – In highly state regulated insurance industry, compliance requires frequent software updates and audit capabilities.  Policy provides regulatory updates, which are delivered on a monthly basis through our support services.

•

Security – Policy provides roles-based security with fine-grained access control, and encryption with data auditing helps enterprise data centers meet their security requirements.

•

Configurability – Policy provides a wide scope of customization to allow Policy to meet customers’ business and operational needs while taking advantage of its baseline common capabilities for achieving cost-effective and rapid implementation.

•

Integration – Policy provides real-time integration with audit logs for seamlessly integrating MIC with other systems in our customers’ technical ecosystem.

•

Openness and Scalability – Policy is based on open technologies such as J2EE, XML, Oracle and Web 2.0 (AJAX, GWT) through which we can deliver technological changes.  Policy is designed to scale “horizontally” without adding significant cost to meet customers’ growing business needs.

The Cover-All Policy software uses a unique design that separates the “insurance product definition” from the actual technology “engines.”  The sophistication of this design is intended to enable us to stay current with technology innovations while preserving our “insurance knowledge” investment.  In addition, by centralizing many of the complexities of insurance in the core (similar to a video game console), we are able to create metadata-driven “cartridges” that define the actual insurance product (rates, rules, forms, etc.) very quickly.  In addition, Policy  is designed for change and flexibility.

The Cover-All Policy software and products support the following policy functions:

•

Data capture and editing

•

Rating

•

Policy issuance including multiple recipient print

•

All policy transactions including quotes, new lines, endorsements, renewals, audits and cancellations

•

Statistical coding

•

Full Policy Print (with variable data)

•

Audits

•

Out of Sequence Processing

•

Full Policy Life Cycle support

•

Installments

Cover-All Policy is designed to accommodate all lines of property and casualty insurance.  We believe that it is especially effective in coping with the complexity and variability of commercial lines of insurance.

We believe that this flexibility of Cover-All Policy is a competitive advantage, and we have utilized its capabilities to develop many custom products as well as all state support for Workers Compensation, ISO Commercial Automobile (delivered in the first quarter of 2011) and ISO Commercial Package (delivered in the second quarter of 2011).  The NexGen products replaced our earlier MIC Rating & Issuance products that have been in use by our customers for many years.  Today, we offer off-the-shelf support for more than 40 lines of commercial business in all 50 states, the District of Columbia and Puerto Rico.

Both the older Rating & Issuance and the new Cover-All Policy platform leverage the Engine/Metadata design and are fully integrated.  The innovative design of the product isolates insurance product knowledge from the application itself in data files, referred to as “Metadata.”  We have built an extensive knowledge base, estimated at more than 100 person-years of effort, in this Metadata that defines the details of virtually hundreds of insurance policy types and coverages.

The Cover-All Policy and the older MIC Rating & Insurance product are in use in over 30 companies.

The new Cover-All Policy administration platform provides the following advanced capabilities:

•

Dynamic data capture for reducing data entry and different views for brokers and underwriters

•

Improved user interface and features for boosting user productivity

•

Custom and complex rating algorithm

•

Custom or branded document generation capability

•

Rapid development of new products and changes in existing products

•

Better audit support for compliance checks

•

Out of Sequence endorsement processing

Cover-All Policy – Functional Capabilities

We have a deep inventory of insurance software components combined with a sophisticated implementation platform.  Policy includes the following critical components:

•

Cover-All Policy Portal

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

•

Interfaces to “back end” accounting and reporting systems

•

Policy-level Premium and Loss Information for profitability tracking/accounting

•

Quote, Binder, Policy Lifecycle support

Cover-All Business Intelligence

Access to accurate and timely information can be a significant competitive advantage for better pricing, risk selection and service.  With this access to information, our customers can develop insights and tools to create competitive advantage.  The nimbleness of Cover-All Policy can then be leveraged to open new markets, develop new products, or implement new predictive modeling tools to improve underwriting.

In order to exploit these information-driven opportunities, in April 2010 we purchased certain assets of Moore Stephens Business Solutions LLC (“MSBS”), a provider of custom business intelligence solutions for the property and casualty insurance industry.  While creating custom business intelligence solutions for a number of insurance clients, MSBS had developed a template for new customers that created a starting point for new implementations.  Utilizing our experience in creating customizable, out-of-the-box products, we developed a new product that, while utilizing some of the design concepts of MSBS, is designed to be both fully integrated with Cover-All Policy and BlueWave Claims (in progress) and a stand-alone product with interfaces to other policy administration, claims and reinsurance systems.  We expect that this new product will be sold as an additional component to Policy customers and will “plug in” to their existing Cover-All Policy, as well as to other customers to interface with their existing infrastructure of systems.

Cover-All Claims

In December 2011, Cover-All purchased the assets of BlueWave Claims, an innovative software solution designed to provide full support for Claims processing using modern technology.  BlueWave Claims was in use at two companies at the time of our acquisition and is still in use there today.  Cover-All is currently in the process of expanding and redesigning the functionality and technology platform to take advantage of the capabilities built for Policy.  In addition, we are in the process of integrating Policy, Business Intelligence and Claims.

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

COMPETITION

The computer software and services industry is highly competitive and rapidly changing, as current competitors expand their product offerings and new companies enter the marketplace.  Cover-All leverages their experience and knowledge of insurance combined with in-depth understanding of software architectures and technology to create software and solutions that are innovative, flexible and functionally rich. Because of our extensive base of knowledge in the insurance industry combined with innovative uses of technology we believe that our products offer customers certain advantages not available from our competitors.  We offer both tools and fully built solutions enabling our customers to choose.  Our customers have access to our extensive experience and software inventory in the area of rating and policy issuance of commercial lines policies, among the most complex of insurance transactions.  We have expanded our solution suite to include Business Intelligence and Claims (Billing in design) which will give our customers access to an integrated suite of core system needs.

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

MARKETING

We maintain an in-house sales and marketing staff. We also utilize outside consultants and other complimentary service providers to market our products.  We redesigned our Internet site and established linkages to portals and other websites.  We will continue to expand in 2013 as we focus on the Internet as a valuable source of information for current and potential customers interested in our products and services.  We participate in, display and demonstrate our software products at industry trade shows.  Our consulting staff, business partners and other third parties also generate sales leads.  We also communicate with our existing customers in a variety of ways.

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

Research and development expenses were $912,000, $617,000 and $847,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

INTELLECTUAL PROPERTY

We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights.  In the United States, we currently have two patent applications pending in the U. S. Patent Office, each relating to applying changes to databases.  We expect these patents to be granted in or about December 2015.  These applications, however, may not issue, or if they issue, they may not be enforceable and may be challenged, invalidated or circumvented by others.

BACKLOG

We had no unrecognized licenses, support services or professional services backlog of unbilled work of as of December 31, 2012.

MAJOR CUSTOMERS

Our product line is in use in over 30 companies.  For the years ended December 31, 2012, 2011 and 2010, we had four, three and four customers who contributed revenues in excess of 10% of our total revenues for the respective years.

As our business has grown, we have become less reliant on any one major customer, including three units of Chartis Inc., formerly units of American International Group, Inc. (“CHARTIS”).  For the year ended December 31, 2012, three customers, none of which are units of CHARTIS, generated approximately 12%, 11% and 11% of our revenues, respectively.

A fourth customer, a unit of CHARTIS, generated approximately 12%, 10% and 11% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively.  Another customer, a second unit of CHARTIS, generated approximately 4%, 5% and 5% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively, and one other customer, a third unit of CHARTIS, generated approximately 3%, 4% and 4% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively.  The aggregate percentage of our total revenues generated by the three CHARTIS customers for the years ended December 31, 2012, 2011 and 2010, respectively, is 19%, 19% and 20%.

On March 29, 2012, we received notice from the third, and on March 30, 2012, we received notice from the second of the CHARTIS units referred to above that each will not renew its respective contractual arrangements, pursuant to which they were primarily receiving support services, with us when those arrangements expire on September 30, 2012.  We have not received any notice of non-renewal of our contractual arrangements from the first of the CHARTIS units referred to above, and we expect that our contractual arrangements with such unit will continue upon the same terms and conditions as had been in effect in 2012.

EMPLOYEES

We had 76 employees, all of whom were full-time employees, as of December 31, 2012.  None of our employees is represented by a labor union, and we have not experienced any work stoppages.  We believe that relations with our employees are good.

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

We may need additional financing to continue to fund the ongoing development on new products and services necessary to remain competitive, finance acquisitions and business development to expand and grow our business generally.  If equity securities are issued in connection with a financing or business acquisition, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to additional restrictions on our operations and finances both in and outside the ordinary course of business.  As of December 31, 2012, we had net stockholders’ equity of approximately $13,140,000.

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

Information technology system failures, network disruptions and breaches of data security caused by such factors, including, but not limited to, earthquakes, hurricanes, fire, flood, theft, fraud, malicious attack, acts of terrorism or other causes could disrupt our operations.  While we have taken steps to address these concerns by implementing internal control measures, there can be no assurance that such a system failure, disruption or breach will not materially adversely affect our financial condition and operating results, including loss of revenue due to adverse customer reaction or required corrective action.  In addition, our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur.

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

Our Loan Agreement with Imperium provides for a three-year term loan facility to Cover-All Systems of $2 million and a three-year revolving credit line to Cover-All Systems of up to $250,000.  As of December 31, 2012, we had $2 million outstanding under the term loan and no amounts outstanding under the revolving credit line.  Our Loan Agreement imposes on us certain restrictions and contains financial covenants.  Our debt service obligations and the amortization of deferred financing costs associated with entering into the Loan Agreement could have important consequences to the Company and its financial condition and results of operations.  If we do not generate sufficient cash from our operations to service our debt obligations under the Loan Agreement, we may need to take one or more actions, including refinancing our debt, obtaining additional financing, selling assets, obtaining additional equity capital, restructuring our operations or reducing or delaying capital or other expenditures.  We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt obligations under the Loan Agreement and meet our other obligations. Under the Loan Agreement, Cover-All Systems granted a security interest in substantially all of its assets to Imperium.  In addition, we guaranteed Cover-All Systems’ performance under the Loan Agreement and pledged all of the outstanding shares of Cover-All Systems in support of such guarantee.  The Loan Agreement contains covenants that, among other things, require us to maintain minimum revenues and EBITDA (determined on a consolidated basis), tested annually, commencing with the twelve months ending September 30, 2013.  If we or Cover-All Systems default on the covenants or other obligations under the Loan Agreement and are unable to cure any such default, Imperium could elect to declare all borrowings outstanding under the Loan Agreement, together with accumulated and unpaid interest and other fees, immediately due and payable.

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

We anticipate that our operations will continue to depend upon the continuing business of our existing customers, and the ability to attract new customers.  The loss of one or more of our existing major customers or our inability to continue to attract new customers could adversely affect our business, operating results and financial condition significantly.

In 2012, 2011 and 2010, our software products operations depended primarily on certain existing major customers.  Four customers generated approximately 12%, 12%, 11% and 11% of our revenues in 2012.  One of the four customers, a unit of CHARTIS, accounted for approximately 12%, 10% and 11% of our total revenues in 2012, 2011 and 2010, respectively.  One other customer, a second unit of CHARTIS, accounted for approximately 4%, 5% and 5% of our total revenues in 2012, 2011 and 2010, respectively.  Another customer, a third unit of CHARTIS, generated approximately 3%, 4% and 4% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

On March 29, 2012, we received notice from the third, and on March 30, 2012, we received notice from the second of the CHARTIS units referred to above that each will not renew its respective contractual arrangements, pursuant to which they were primarily receiving support services, with us when those arrangements expire on September 30, 2012.  We have not received any notice of non-renewal of our contractual arrangements from the first of the CHARTIS units referred to above, and we expect that our contractual arrangements with such unit will continue upon the same terms and conditions as had been in effect in 2012.  See “Business – Major Customers”.  The impact of the non-renewal by the second and third CHARTIS units of their contractual arrangements was not realized until the fourth quarter of 2012, and for that quarter the impact to our revenue resulting from any such non-renewal was approximately $360,000.

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

Under the United States Internal Revenue Code, companies that have not been operating profitably are allowed to apply certain of their past losses to offset future taxable income liabilities they may incur once they reach profitability.  These amounts are known as net operating tax loss carryforwards.  At December 31, 2012, we had approximately $12 million of federal net operating tax loss carryforwards expiring at various dates through 2027.  Because of certain provisions of the Tax Reform Act of 1986 related to change of control, however, we may not get the full benefit of these loss carryforwards.  If we are limited from using net operating tax loss carryforwards to offset any of our income, this would increase our taxes owed and reduce our cash for operations.

RISKS RELATED TO OUR COMMON STOCK

If we are unable to maintain the listing standards of the NYSE MKT, our common stock may be delisted, which may have a material adverse effect on the liquidity and value of our common stock.

Our common stock is traded on the NYSE MKT (formerly known as NYSE Amex).  To maintain our listing on the NYSE MKT, we must meet certain financial and liquidity criteria.  The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations.  If we fail to meet any of the NYSE MKT’s listing standards, we may be delisted.  In the event of delisting, trading of our common stock would most likely be conducted in the over the counter market on an electronic bulletin board established for unlisted securities, which could have a material adverse effect on the market liquidity and value of our common stock.

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

PROPERTIES

Our headquarters is located in Morristown, New Jersey, where we occupy approximately 23,400 square feet under a lease that expires on April 1, 2020.  Currently, we fully utilize this facility.  We believe that our headquarters is well maintained and adequate to meet our needs for the foreseeable future.  We relocated our corporate headquarters to Morristown, New Jersey from Fairfield, New Jersey on October 26, 2012.

In addition, we have office space of approximately 6,000 square feet located in mid-town Manhattan, under a lease which is due to expire on January 31, 2014, and we have office space of approximately 2,500 square feet located in Honolulu, Hawaii, under a lease which is due to expire on July 1, 2015.  We believe that each of our Manhattan and Honolulu office space is also well maintained and will be adequate to meet our needs for the foreseeable future.

ITEM  3.

LEGAL PROCEEDINGS

None.

ITEM  4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM  5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

Our common stock has been quoted on the NYSE MKT (formerly known as NYSE Amex) under the symbol “COVR” since May 25, 2011.  Prior to May 25, 2011, our common stock was quoted on the OTCQB market under the symbol “COVR.PK” and prior to February 23, 2011, our common stock was quoted on the OTC Bulletin Board under the symbol “COVR.OB”.  The table below sets forth (x) for the periods indicated commencing from and after May 25, 2011, the high and low sales prices for our common stock on the NYSE MKT and (y) for periods preceding May 25, 2011, the high and low bid prices for our common stock as reported on the OTCQB or OTC Bulletin Board, as applicable.  The quotations below for OTCQB or OTC Bulletin Board, as applicable, bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2012:	High	Low
4th Quarter	$1.30	$1.00
3rd Quarter	1.72	1.05
2nd Quarter	2.40	1.05
1st Quarter	2.40	1.44

2011:	High	Low
4th Quarter	$1.95	$1.29
3rd Quarter	2.69	1.75
2nd Quarter	3.37	1.90
1st Quarter	2.30	1.51

As of March 18, 2013, there were 425 holders of record of our common stock.  This number does not include beneficial owners who may hold their shares in street name.

No dividends were declared in 2012 or 2011.

The closing sales price for our common stock on March 18, 2013 was $1.30, as reported by the NYSE MKT.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2012, information related to our equity compensation plans.  All options to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Referenced in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	5,729,133	1.45	1,846,231
Equity Compensation Plans Not Approved by Security Holders	__	__	__
Total	5,729,133	1.45	1,846,231

(1)

Reflects grants under our Amended and Restated 2005 Stock Incentive Plan.  The numbers in the table include the restricted stock granted under our Amended and Restated 2005 Stock Incentive Plan.

PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder returns (including reinvestment of dividends) from the period from December 31, 2007 through December 31, 2012 on an investment of $100 in (i) our common stock, (ii) the Russell Microcap Index (an index of microcap companies), and (iii) an index of peer companies selected by us (the “Peer Group”), as described below.  You should be aware that historical results are not necessarily indicative of future performance.

We have selected the Russell Microcap Index for comparative purposes.  We believe that, given our current size of operations and market capitalization, the Russell Microcap Index, which measures the performance of stocks in the microcap segment of the U.S. equity securities market, provides an appropriate benchmark against which to measure our stock performance.

Our Peer Group consists of Computer Sciences Corporation, Ebix Inc., Pegasystems Inc. and Sapient Corp.

	December 31,
	2007	2008	2009	2010	2011	2012
Cover-All Technologies Inc.	$100.00	$65.22	$83.86	$121.30	$134.78	$92.85
Russell Microcap Index	$100.00	$60.22	$76.77	$98.95	$89.77	$107.50
Peer Group	$100.00	$70.86	$123.80	$121.66	$78.21	$98.89

ITEM  6.

SELECTED FINANCIAL DATA

The following selected historical consolidated financial information as of December 31, 2012 and 2011, and for each of the years ended December 31, 2012, 2011 and 2010, have been derived from and should be read in conjunction with our audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.  The selected historical consolidated financial information as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

Selected Five-Year Consolidated Financial Data

The following is a summary of selected five-year consolidated financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008:

	Year ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:	(in thousands, except per share amounts)
Revenues	$ 16,225	$ 17,596	$ 17,457	$ 14,515	$ 13,467
(Loss) Income before income tax	(5,232)	1,185	2,215	3,335	2,904
Net (loss) income	(4,974)(1)	1,185	2,952(2)	3,917(2)	4,556(3)
Net (loss) income per share – basic	(0.19)	0.05	0.12	0.16	0.19
Net (loss) income per share – diluted	(0.19)	0.05	0.12	0.16	0.19
Cash dividends per share	$ —	$ —	$ —	$ 0.03	$ —

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$ 1,354	$ 3,282	$ 5,893	$ 4,324	$ 4,686
Working capital (deficit)	(533)	3,238	5,013	7,232	4,806
Total assets	20,767	20,458	19,513	14,999	11,039
Short-term debt	—	—	400	—	––
Long-term debt	1,458	—	—	—	––
Stockholders’ equity	$ 13,140	$ 16,921	$ 15,204	$ 11,502	$ 7,804

____________________

(1)

Net income for such year included a deferred income tax benefit of $258,000 as a result of the Company’s reversal of a portion of its Deferral Tax Asset valuation allowance.

(2)

Net income for such year included a deferred income tax benefit of $0.8 million as a result of the Company’s reversal of a portion of its Deferred Tax Asset valuation allowance.

(3)

Net income for such year included a deferred income tax benefit of $1.7 million as a result of the Company’s reversal of a portion of its Deferred Tax Asset valuation allowance.

Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2012 and 2011:

2012
	Q1	Q2	Q3	Q4
(in thousands, except per share amounts)
Total revenues	$ 3,552	$ 5,438	$ 3,270	$ 3,965
Operating (loss) income	$ (1,462)	$ (54)	$ (1,487)	$ (2,118)
Net (loss) income	$ (1,461)	$ (39)	$ (1,515)	$ (1,959)
Net (loss) income per common share
Basic	$ (0.06)	$ (0.00)	$ (0.06)	$ (0.08)
Diluted	$ (0.06)	$ (0.00)	$ (0.06)	$ (0.08)

2011
	Q1	Q2	Q3	Q4
(in thousands, except per share amounts)
Total revenues	$ 5,197	$ 5,996	$ 3,384	$ 4,019
Operating income (loss)	$ 1,237	$ 674	$ (701)	$ (31)
Net income (loss)	$ 1,205	$ 681	$ (710)	$ 9
Net income (loss) per common share
Basic	$ 0.05	$ 0.03	$ (0.03)	$ 0.00
Diluted	$ 0.05	$ 0.03	$ (0.03)	$ 0.00

ITEM  7.

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services.  Total revenue in 2012 was $16,225,000 compared to $17,596,000 in 2011, due to a decrease in license, support services, and professional services.

The following is an overview of the key components of our revenue and other important financial data in 2012:

Software Licenses.  License revenue was $3,921,000 in 2012 compared to $4,770,000 in 2011 as a result of fewer new customer sales and sales to existing customers in 2012.  Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  Timing of new software license sales can substantially affect our quarterly results.

Support Services.  Support services revenue was $8,296,000 in 2012 compared to $8,346,000 in 2011.  The decrease in maintenance revenue in 2012 was mainly due maintenance from new customer contracts not recognizable in 2012 because the new contracts were signed later in the year.  Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new support services associated with new license sales and annual price increases.

Professional Services.  The decrease in professional services revenue to $4,007,000 in 2012 from $4,480,000 in 2011 was a result of decreased demand for new software capabilities and customizations from our current customer base.

Income (Loss) before Provision for Income Taxes.  Income (loss) before provision for income taxes was $(5,232,000) in 2012 compared to $1,185,000 in 2011, primarily due to a decrease in all revenue categories, and an increase in amortization of capitalized software, support and sales and marketing costs.

Income Tax Benefit.  We recorded an income tax benefit of $(258,000) and $0 in 2012 and 2011, respectively.

Net Income (Loss).  Net (loss) income for 2012 was $(4,974,000) compared to $1,185,000 in 2011, mainly as a result of a decrease in all revenue categories, and an increase in amortization of capitalized software, support and sales and marketing costs.

EBITDA.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP metric, was $(1,088,000) for 2012 compared to $3,031,000 for 2011.

Cash Flow.  We generated $1,358,000 in positive cash flow from operations in 2012 and ended the year with $1,354,000 in cash and cash equivalents and $2,366,000 in accounts receivable.

We continue to face competition for growth in 2013 mainly in the marketing and selling of our products and services to new customers caused by a number of factors, including long sales cycles and general economic and business conditions.  In addition, there are risks related to customers’ acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize.  However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers.  Consequently, we continue to incur additional sales and marketing expense in advance of generating the corresponding revenue.

As we shift over time from software development to deployment, from a financial perspective, the non-cash charges for amortization of developed software will increasingly impact our bottom line.  Therefore, in order to provide more visibility to investors, we have decided to also report EBITDA to show what we believe is the Company’s earnings power without the impact of, among other items, amortization.  In 2012, the non-cash charge for amortization of capitalized software increased more than 128% from 2011 to $3.5 million, and we expect this amount could exceed $5.0 million, or $0.19 per share, in 2013, depending on our sales success.  Therefore, we believe that EBITDA will be a useful measure of the true earnings power of the Company while we complete the development and deployment cycle.  As such, we expect to increasingly focus on EBITDA to evaluate our progress.

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

The term EBITDA is not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP.  EBITDA has limitations as an analytical tool, and when assessing the Company’s operating performance, investors should not consider EBITDA in isolation or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP.  Among other things, EBITDA does not reflect the Company’s actual cash expenditures.  Other companies may calculate similar measures differently than Cover-All limiting their usefulness as comparative tools.  We compensate for these limitations by relying on our U.S. GAAP results and using EBITDA only supplementally.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the years ended December 31, 2012 and 2011:

	2012	2011
Net (Loss) Income	$(4,974,231)	$1,184,766

Interest income, net	125,815	13,498
Income tax (benefit) expense	(257,928)	—
Depreciation	296,693	146,397
Amortization	3,721,665	1,686,647

EBITDA	$(1,087,986)	$3,031,308

EBITDA per common share:

Basic	$(0.04)	$0.12

Diluted	$(0.04)	$0.12

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

Valuation of Allowance for Doubtful Accounts Receivable

Our estimate of the allowance for doubtful accounts is based on historical information, historical loss levels and an analysis of the collectability of individual accounts.  We routinely assess the financial strength of our customers and, based upon factors concerning credit risk, establish an allowance for uncollectible accounts.  We believe that accounts receivable credit risk exposure beyond such allowance is limited.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2012	2011	2010
Revenues:
License	24.2%	27.1%	13.1%
Support Services	51.1	47.4	46.4
Professional Services	24.7	25.5	40.5
Total Revenues	100.0	100.0	100.0

Cost of Revenues:
License	26.8	16.7	7.6
Support Services	41.2	26.8	25.9
Professional Services	28.8	24.5	28.5
Total Cost of Revenues	96.8	68.0	62.0
Direct Margin	3.2	32.0	38.0

Operating Expenses:
Sales and Marketing	15.8	10.1	8.2
General and Administrative	12.5	10.9	10.9
Acquisition Costs	0.8	0.8	1.6
Research and Development	5.6	3.5	4.8
Total Operating Expenses	34.7	25.3	25.5

Operating Income	(31.5)	6.7	12.5

Other (Income) Expense:
Interest Expense	0.8	0.1	0.1
Interest Income	—	—	(0.1)
Other Expense	—	—	—
Other Income	(0.1)	(0.1)	(0.2)
Total Other (Income) Expense	0.7	(0.0)	(0.2)

Income Before Income Taxes	(32.2)	6.7	12.7

Income Tax Benefit:	(1.6)	––	4.2

Net (Loss) Income	(30.6)%	6.7%	16.9%

YEAR ENDED DECEMBER 31, 2012 COMPARED WITH YEAR ENDED DECEMBER 31, 2011

Revenues

Total revenues were $16,225,000 for the year ended December 31, 2012 compared to $17,596,000 for the year ended December 31, 2011.  License fees were $3,921,000 for the year ended December 31, 2012 compared to $4,770,000 in 2011 as a result of fewer new customer license sales and sales to existing customers.  For the year ended December 31, 2012, support services revenues were $8,296,000 compared to $8,346,000 of the prior year due to new license sales signed later in the year resulting in recognition of less new maintenance.  Professional services revenue contributed $4,007,000 for the year ended December 31, 2012 compared to $4,480,000 for the year ended December 31, 2011 as a result of decreased demand for new software capabilities and customizations from our current customer base.

Cost of sales increased to $15,714,000 for the year ended December 31, 2012 as compared to $11,974,000 for 2011, due to higher salaries and personnel-related expenses associated with staffing changes.  Non-cash capitalized software amortization was $3,525,000 for the year ended December 31, 2012 as compared to $1,549,000 in 2011.  We capitalized software development costs of $4,337,000 in 2012 compared to $4,545,000 in 2011.

Expenses

Research and Development.  Research and development expenses were $912,000 for the year ended December 31, 2012 compared to $617,000 in 2011, primarily due to our research and development staff working on developing various new software capabilities that were not capitalized in 2012.  We intend to continue to maintain our ongoing effort to enhance the functionality of our products and solutions to remain competitive.

Sales and Marketing.  Sales and marketing expenses increased to $2,557,000 for the year ended December 31, 2012 from $1,777,000 in 2011, primarily due to personnel-related costs and advertising and promotion expenses.

Acquisition.  Acquisition expenses were approximately $137,000 for the year ended December 31, 2012 as compared to $137,000 in 2011.  These expenses were in connection with the acquisition of BlueWave in 2011.

General and Administrative.  General and administrative expenses were $2,026,000 in 2012 as compared to $1,913,000 in 2011.  The increase in the general and administrative expenses was mainly due to an increase in stock based compensation related to options and restricted stock issued to employees and directors.

Other Income.  We had $15,000 of other income for the year ended December 31, 2012 compared to $20,000 of other income for the year ended December 31, 2011.

Income Tax Benefit.  In 2012, we recorded income tax benefit of $258,000.  We recorded an income tax benefit of $0 in 2011.

YEAR ENDED DECEMBER 31, 2011 COMPARED WITH YEAR ENDED DECEMBER 31, 2010

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

On September 11, 2012, we entered into a $2.25 million credit facility with Imperium Commercial Finance Master Fund, LP, an affiliate of Imperium Partners.  The $2.25 million credit facility, which will support our product/services expansion and growth initiatives, consists of a $2 million three-year term loan, bearing interest at a fixed rate of 8% per annum, and a $250,000 revolving credit facility, also bearing interest at a fixed rate of 8% per annum.  Imperium also received five-year warrants to purchase 1.4 million shares of our common stock, with an exercise price of $1.48 per share.

In connection with the Imperium Loan Agreement financing, we incurred deferred financing costs of $92,283, which will be amortized over the life of the loan (or earlier if the loan becomes due or is repaid before its fixed maturity).

On July 17, 2012, we issued a promissory note, in the aggregate principal amount of $400,000, to John W. Roblin, our Chairman and Chief Executive Officer (the “Roblin Note”).  The Roblin Note bore interest at a rate equal to 9% per annum and was repayable by us upon our receipt of a payment from a certain customer in the amount of $896,000, which was due October 31, 2012 or sooner if the customer payment was received.  We received the customer payment and, on November 13, 2012, we repaid the Roblin Note in full.

On December 30, 2011, we completed the acquisition of the PipelineClaims assets (excluding working capital) of BlueWave, a provider of enterprise claims management software to the property and casualty insurance industry based in Honolulu, Hawaii.  The aggregate purchase price for the acquisition, in addition to the assumption by us of certain assumed liabilities, consisted of the following:  (i) $1,100,000 in cash on the closing date, (x) $635,821 of which (net of adjustments for certain prepayments to BlueWave and other proration) was paid in cash to BlueWave, and (y) $400,000 of which was deposited into an escrow account to be held and distributed by an escrow agent pursuant to the terms of an escrow agreement to secure possible future indemnification claims and certain other post-closing matters in our favor; and (ii) up to an aggregate of $750,000 in an earnout, which earnout will be based upon the performance of the acquired business in the five years following the closing, BlueWave will be entitled to receive an amount equal to ten percent (10%) of the PipelineClaims Free Cash Flow (as such term is defined in the purchase agreement) but in no event will we be required to pay to BlueWave in excess of $750,000 in the aggregate for the 5-year period.  In December 2012, we received a disbursement from the escrow account of $250,000 as a result of a contractual provision entitling us to such amount if PipelineClaims was licensed by Island Insurance by December 31, 2012.

At December 31, 2012, we had cash and cash equivalents of $1,354,000 compared to cash and cash equivalents of $3,282,000 at December 31, 2011.  The decrease in cash and cash equivalents is primarily attributable to fewer new customer sales in 2012 and a decrease in all revenue categories in 2012.

We have reached agreements with two customers very late in 2012 but we were not able to recognize the associated license revenue in 2012.  We estimate that there will be approx 4.5 million of professional services associated with the implementation and customization for these two accounts, as well as two other new accounts recognized in December 2012.

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

At December 31, 2012, we had a working capital deficit of $(533,000) compared to a working capital of $3,238,000 at December 31, 2011.  This decrease in our working capital resulted primarily from a decrease in all revenue categories in 2012.  Net cash provided from operating activities totaled approximately $823,000 in 2012 compared to approximately $3,317,000 in 2011.  In 2012, cash flow from operating activities represented our principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.

In 2012, net cash used for investing activities was approximately $4,615,000 compared to approximately $5,581,000 in 2011.  The increase in net cash used for investing activities was mainly due to a significant increase in capitalized software.  We expect capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  We use cash to invest in capital and other assets to support our growth.

In 2012, net cash provided from financing activities was approximately $1,864,000 compared to approximately $(347,000) in 2011.  The cash provided from financing activities in 2012 consisted of proceeds from our Loan Agreement with Imperium and proceeds from the exercise of stock options.  The cash used by financing activities in 2011 consisted of proceeds from the exercise of stock options and warrants offset by the payment of debt related to the acquisition of MSBS.

Funding Requirements

Our primary uses of cash are for operating expenses, including personnel-related expenditures, facilities and technology costs, and for amortization payments under our Loan Agreement.

We may seek additional funding for any large capital expenditures and for continued product development.  We lease computer equipment for terms of three years in order to have the latest available technology to serve our customers and develop new products.

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

The outstanding principal and interest under the Roblin Note was repayable by us upon our receipt of a payment from a certain customer in the amount of $896,000 due October 31, 2012 or sooner if the customer payment was received.  We received the customer payment and, on November 13, 2012, we repaid the Roblin Note in full.

On December 16, 2011, we announced that our board of directors authorized a share buyback plan of up to 1,000,000 shares of our common stock, in accordance with Rule 10b-18 of the Exchange Act.  The Imperium Loan Agreement prohibits buybacks of our common stock.

On December 30, 2011, we completed the acquisition of the PipelineClaims assets of BlueWave, a provider of enterprise claims management software to the property and casualty insurance industry based in Honolulu, Hawaii.  The aggregate purchase price for the acquisition, in addition to the assumption by us of certain assumed liabilities, consisted of the following: (i) $1,100,000 in cash on the closing date, (x) $635,821 of which (net of adjustments for certain prepayments to BlueWave and other prorations) was paid in cash to BlueWave, and (y) $400,000 of which was deposited into an escrow account to be held and distributed by an escrow agent pursuant to the terms of an escrow agreement to secure possible future indemnification claims and certain other post-closing matters in favor of us; and (ii) up to an aggregate of $750,000 in an earnout, which earnout will be based upon the performance of the acquired business in the five years following the closing.  More particularly, for each of the five years following the closing, BlueWave will be entitled to receive an amount equal to ten percent (10%) of the PipelineClaims Free Cash Flow (as such term is defined in the purchase agreement) but in no event will we be required to pay to BlueWave in excess of $750,000 in the aggregate for the 5-year period.

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

•

We compete with a number of larger companies who have greater resources than ours – we do so on the basis of insurance knowledge, products, services, price, technological advances and system functionality and performance;

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

In May of 2012, the New York State Department of Taxation and Finance commenced an examination for tax years 2009 through 2012 of state sales and use tax.  As of the date of this Annual Report, the Department of Taxation and Finance had not proposed any material adjustments for such tax years.  Due to the uncertain nature of the audit process, an overall range of possible adjustment cannot be reasonably estimated at this time; however, we do not expect any tax adjustments that would have a material impact on our financial position or results of operations.

Net Operating Tax Loss Carryforwards

At December 31, 2012, we had approximately $12,000,000 of federal net operating tax loss carryforwards expiring at various dates through 2027.  The Tax Reform Act of 1986 enacted a complex set of rules which limit a company’s ability to utilize net operating tax loss carryforwards and tax credit carryforwards in periods following an ownership change.  These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period, which is generally a three-year period.  As a result of stock which may be issued by us from time to time or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating tax loss carryforwards could be significantly limited.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at December 31, 2012:

Payments due by period

(in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$644	$130	$391	$123	$—
Operating Leases	4,988	942	2,149	1,153	744
Long-Term Debt	2,000	—	2,000	—	—
Total	$7,632	$1,072	$4,540	$1,276	$744

We lease one facility in Morristown, New Jersey, which lease expires April 1, 2020, one facility in New York, New York, which lease expires January 31, 2014, and one facility in Honolulu, Hawaii, which lease expires July 1, 2015. We also lease various furniture and telephone and computer equipment.

OFF-BALANCE-SHEET ARRANGEMENTS

During the year ended December 31, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

RECENT ACCOUNTING AND AUDITING DEVELOPMENTS

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income.  This guidance is effective for reporting periods beginning after December 15, 2012 and is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount.  This provision is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  This accounting guidance is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 amends the requirement for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  We adopted ASU 2011-11 on January 1, 2013, as required, but do not believe this guidance will have a significant impact on our consolidated financial statements or financial statement disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control – Integrated Framework.”

Based upon its assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based upon those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM  10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item and not otherwise set forth below will be included in the Proxy Statement and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 18, 2013, regarding our executive officers:

Name	Age	Position
John W. Roblin	67	Chairman of the Board of Directors and Chief Executive Officer
Manish D. Shah	41	Director, President and Chief Technology Officer
Maryanne Z. Gallagher	51	Executive Vice President and Chief Operating Officer
Ann F. Massey	54	Chief Financial Officer and Secretary

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

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

The following documents are filed as a part of this annual report on Form 10-K:

(1)

Financial Statements:

Reference is made to the Index to Consolidated Financial Statements on Page 34 of this annual report on Form 10-K.

(2)

Financial Statement Schedule:

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(3)

Exhibits:

See Exhibit Index.

COVER-ALL TECHNOLOGIES INC. AND SUBISIDARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
    Cover-All Technologies Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cover-All Technologies Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

MSPC

Certified Public Accountants and Advisors, A Professional Corporation

New York, New York
March 29, 2013

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets:
Current Assets:
Cash and Cash Equivalents	$1,353,892	$3,281,965
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000 in 2012 and 2011)	2,365,750	1,817,793
Prepaid Expenses	528,398	576,522
Deferred Tax Asset	910,998	1,099,000
Total Current Assets	5,159,038	6,775,280

Property and Equipment — Net	922,881	279,171

Goodwill	1,039,114	1,039,114

Capitalized Software (Less Accumulated Amortization of $17,658,748 and $14,134,024 in 2012 and 2011, Respectively)	10,441,992	8,799,711

Customer Lists/Relationships (Less Accumulated Amortization of $260,093 and $126,093 in 2012 and 2011, Respectively)	141,907	93,907

Non-Competition Agreements (Less Accumulated Amortization of $160,000 and $110,044 in 2012 and 2011, Respectively)	—	49,956

Deferred Tax Asset	2,614,430	2,168,500

Business Acquisition (A)	—	1,035,821

Deferred Financing Costs (Net Amortization of $7,870 and $-0-, Respectively	84,413	—
Other Assets	362,806	216,971
Total Assets	$20,766,581	$20,458,431

(A)	Represents the purchase price for the assets acquired from BlueWave Technology in December 2011. The purchase price was allocated to the assets acquired in fiscal 2012.

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$1,681,007	$440,635
Accrued Expenses	1,390,533	753,888
Deferred Charges	83,455	43,788
Current Portion of Capital Lease	109,878	—
Unearned Revenue	2,426,810	2,298,985

Total Current Liabilities	5,691,683	3,537,296

Long-Term Liabilities:
Long-Term Debt	1,457,945	—
Long-Term Portion of Capital Lease	476,664	—
Total Long-Term Liabilities	1,934,609	—
Total Liabilities	7,626,292	3,537,296
Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 25,936,106 and 25,782,730 Shares Issued and Outstanding in 2012 and 2011, Respectively	259,361	257,827
Additional Paid-in Capital	32,003,909	30,812,059
Accumulated Deficit	(19,122,981)	(14,148,751)

Total Stockholders’ Equity	13,140,289	16,921,135

Total Liabilities and Stockholders’ Equity	$20,766,581	$20,458,431

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2012	2011	2010
Revenues:
Licenses	$3,921,171	$4,769,863	$2,288,202
Support Services	8,296,263	8,345,792	8,098,908
Professional Services	4,007,405	4,480,043	7,069,715

Total Revenues	16,224,839	17,595,698	17,456,825

Costs of Revenues:
Licenses	4,344,837	2,948,667	1,326,973
Support Services	6,687,683	4,711,864	4,514,158
Professional Services	4,681,203	4,313,160	4,976,200

Total Costs of Revenues	15,713,723	11,973,691	10,817,331

Direct Margin	511,116	5,622,007	6,639,494

Operating Expenses:
Sales and Marketing	2,557,273	1,776,573	1,423,656
General and Administrative	2,026,180	1,913,129	1,901,673
Acquisition Costs	136,957	137,020	285,240
Research and Development	911,688	616,703	847,496

Total Operating Expenses	5,632,098	4,443,425	4,458,065

Operating (Loss) Income	(5,120,982)	1,178,582	2,181,429

Other Expense (Income):
Interest Expense	125,852	13,767	18,740
Interest Income	(37)	(269)	(8,687)
Other Income	(14,638)	(19,682)	(43,477)

Total Other Expense (Income)	111,177	(6,184)	(33,424)

(Loss) Income Before Income Taxes	(5,232,159)	1,184,766	2,214,853

Income Tax (Benefit)	(257,928)	—	(736,933)

Net (Loss) Income	$(4,974,231)	$1,184,766	$2,951,786

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2012	2011	2010

Basic [Loss] Earnings Per Common Share	$(.19)	$.05	$.12

Diluted [Loss] Earnings Per Common Share	$(.19)	$.05	$.12

Weighted Average Number of Common Shares Outstanding for Basic [Loss] Earnings Per Common Share	25,869,969	25,324,000	24,828,000

Weighted Average Number of Common Shares Outstanding for Diluted [Loss] Income Earnings Per Common Share	25,869,969	26,002,000	25,590,000

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2010	$248,856	$29,703,254	$(18,285,302)	$(164,894)	$11,501,914

Exercise of 60,000 Stock Options and Warrants	600	40,700	—	—	41,300
Vesting of 107,500 Shares of Restricted Stock to Several of Our Employees	1,075	(1,075)	—	—	—
Grant of 72,501 Shares of Restricted Stock to Non- Employee Directors	725	99,164	—	—	99,889
Grant of 76,014 Shares of Stock to MSBS Related to the Acquisition	760	89,240	—	—	90,000
Non-Cash Stock-Based Compensation	—	518,839	—	—	518,839
Net Income	—	—	2,951,786	—	2,951,786

Balance at December 31, 2010	252,016	30,450,122	(15,333,516)	(164,894)	15,203,728

Retirement of Treasury Stock	(4,468)	(627,176)	—	631,644	—
Exercise of 820,000 Stock Options and Warrants	8,200	511,500	—	(466,750)	52,950
Vesting of 165,000 Shares of Restricted Stock to Several of Our Employees	1,650	(1,650)	—	—	—
Grant of 42,858 Shares of Restricted Stock to Non- Employee Directors	429	86,571	—	—	87,000
Non-Cash Stock-Based Compensation	—	392,691	—	—	392,691
Net Income	—	—	1,184,766	—	1,184,766

Balance at December 31, 2011	257,827	30,812,058	(14,148,750)	—	16,921,135
Exercise of 25,000 Stock Options	250	21,000	—	—	21,250
Vesting of 75,000 Shares of Restricted Stock to Several of Our Employees	750	(750)	—	—	—
Grant of 53,376 Shares of Restricted Stock to Non- Employee Directors	534	86,466	—	—	87,000
Non-Cash Stock-Based Compensation	—	543,080	—	—	543,080
Warrants issued in connection with Debt	—	542,055	—	—	542,055
Net Loss	—	—	(4,974,231)	—	(4,974,231)

Balance at December 31, 2012	$259,361	$32,003,909	$(19,122,981)	$—	$13,140,289

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net (Loss) Income	$(4,974,231)	$1,184,766	$2,951,786
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation	296,693	146,397	159,835
Amortization of Capitalized Software	3,524,724	1,549,314	618,345
Amortization of Customer Lists/Relationships	134,000	73,333	52,759
Amortization of Non-Competition Agreements	49,956	64,000	46,044
Amortization of Deferred Financing Costs	7,870	—	—
Amortization of Stock-Based Compensation	543,080	392,691	518,839
Stock-Based Compensation Provided for Services	87,000	87,000	99,889
Deferred Tax Benefit	(257,928)	—	(800,000)
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(547,957)	77,412	3,191,277
Prepaid Expenses	61,287	114,498	(245,274)
Other Assets	(145,835)	44	(106,864)
Increase (Decrease) in:
Accounts Payable	1,240,372	166,725	65,096
Accrued Liabilities	636,645	(609,818)	88,648
Taxes Payable	—	—	(139,035)
Deferred Charges	39,667	(52,545)	(27,510)
Unearned Revenue	127,825	123,302	425,380

Net Cash Provided by Operating Activities	823,168	3,317,119	6,899,215

Cash Flows from Investing Activities:
Capital Expenditures	(278,106)	—	(119,810)
Capitalized Software Expenditures	(4,337,005)	(4,544,932)	(3,260,479)
Cost of Acquisition	—	(1,035,821)	(1,792,023)

Net Cash Used for Investing Activities	(4,615,111)	(5,580,753)	(5,172,312)

Cash Flows from Financing Activities:
Deferred Financing Costs	(92,283)	—	—
Proceeds from Loan Agreement	2,000,000	—	—
Proceeds from Note Payable	400,000	—	—
Capital Lease — Principal Payments	(65,097)	—	—
Payment of Debt	(400,000)	(400,000)	(200,000)
Proceeds from Exercise of Stock Options, Restricted Stock and Warrants	21,250	52,950	41,300

Net Cash Provided from (Used for) Financing Activities	1,863,870	(347,050)	(158,700)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,928,073)	(2,610,684)	1,568,203

Cash and Cash Equivalents — Beginning of Years	3,281,965	5,892,649	4,324,446

Cash and Cash Equivalents — End of Years	$1,353,892	$3,281,965	$5,892,649

See Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2012	2011	2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$70,517	$13,767	$18,740
Income Taxes	$—	$27,413	$267,102

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

Principles of Consolidation - The consolidated financial statements include the accounts of Cover-All Technologies Inc. and Cover-All Systems, Inc. its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers principally major insurance companies, who are dispersed across many geographic regions. As of December 31, 2012, four customers accounted for approximately 79% of our trade accounts receivable portfolio. As of December 31, 2011, five customers accounted for approximately 73% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

For the year ended December 31, 2012, we recognized $1,172,135 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2011, we recognized $479,691 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2010, we recognized $618,728 of stock-based compensation expense in our consolidated financial statements.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced.

Property and Equipment - Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets. .

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported in the statement of operations.

Intangible Assets - All of the Company’s intangible assets are amortized using the straight-line method over their estimated useful lives, which ranges from 2.5 to 3 years. The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the intangible asset to its carrying value. If an impairment exists, the Company calculates the impairment by comparing the carrying value of the intangible asset to its fair value as determined by discounted expected cash flows. The Company has not recorded any impairments in 2012, 2011 or 2010.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Summary of Significant Accounting Policies [Continued]

Goodwill - Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company applies ASC 350, “Intangibles—Goodwill and Other,” and performs an annual goodwill impairment test during the fourth quarter of the Company’s fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates. No impairment to the carrying value of goodwill was identified by the Company during the years ended December 31, 2012, 2011 and 2010.

In 2012, the Company adopted FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment , which permits an entity to take a qualitative approach to determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test.

Capitalized Software Development Costs - Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Amortization is calculated on a product-by-product basis using the straight-line method over the remaining economic life of the product. At each balance sheet date, the unamortized capitalized costs of each computer software product is compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and deploying that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale. The Company capitalized software development costs of approximately $4,337,000, $4,545,000 and $3,260,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Expense - The Company expenses advertising costs as incurred. Advertising expense in 2012, 2011 and 2010 was $372,134, $268,489 and $243,136, respectively, and is reported as a component of sales and marketing expense.

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

The Company evaluates all significant tax positions as required by generally accepted accounting principles in the United States. As of December 31, 2012, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next 12 months. The Company’s income tax returns are subject to examination by the appropriate tax jurisdictions. As of December 31, 2012, the Company’s federal and various state tax returns generally remain open for the last three years.

Earnings Per Share - Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on per share amounts (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Equity instruments that may dilute earnings per share in the future are listed in Note 10.

Deferred Charges - The Company’s lease on its premises provides for periodic increases over the lease term. The Company records rent expense on a straight-line basis. The effect of the difference between contractual cash payments and straight-line expense is recorded as a deferred charge.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Recently Issued Accounting Standards

In December 2011, the FASB issued Accounting Standards Update, or “ASU,” No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” or “ASU 2011-11” to amend the requirement for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We plan to adopt ASU 2011-11 on January 1, 2013, as required, but do not believe this guidance will have a significant impact on our consolidated financial statements or financial statement disclosures.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” or “ASU 2012-02” which states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This provision is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This accounting guidance is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or “ASU 2013-02” which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012 and is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

[3] Acquisitions

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[3] Acquisitions [Continued]

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

On December 30, 2011, the Company entered into an Asset Purchase Agreement with Ho’ike Services, Inc., dba BlueWave Technology, a Hawaii corporation. Under the terms of the Purchase Agreement, the Company purchased from Seller certain of the assets (excluding working capital) and assumed certain liabilities of Seller’s business of developing and servicing enterprise claims management software for use in the property and casualty insurance industry, including for use by property and casualty insurance companies, third party administrators, managing general agents, self-insured employers and state funds and providing certain services related thereto, which Business Seller had marketed under the name “PipelineClaims.”

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[3] Acquisitions [Continued]

The components of our amortizable intangible assets are as follows:

	December 31, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Useful Life
				(In years)				(In years)
Customer List	$401,190	$(260,093)	$141,097	3.0	$220,000	$(126,093)	$93,907	3.0
Non-Competition Agreements	160,000	(160,000)	—	2.5	160,000	(110,044)	49,956	2.5
Totals	$561,190	$(420,093)	$141,097		$428,019	$(139,274)	$288,745

Future amortization expense, calculated on the straight-line basis, for the net carrying amount of intangible assets at December 31, 2012, is as follows:

December 31,
2013	$81,240
2014	59,857
Total	$141,097

[4] Property and Equipment

The following is a summary of property and equipment at cost, less accumulated depreciation and amortization:

	December 31,
	2012	2011
Computers and Equipment	$439,298	$302,563
Vehicles	147,914	129,407
Furniture and Fixtures	743,976	450,860
Leasehold Improvements	42,297	29,697

Totals — At Cost	1,373,485	912,527
Less: Accumulated Depreciation and Amortization	450,604	633,356
Property and Equipment — Net	$922,881	$279,171

Property and equipment includes assets under capital lease obligations with a capitalized cost of $644,047 and accumulated amortization of $21,469 at December 31, 2012. Depreciation expense charged to the Statements of Operations was $296,693 and $146,397 for the years ended December 31, 2012 and 2011, respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[5] Commitments, Contingencies and Related Party Transactions

Operating Leases - The Company leases approximately 23,400 square feet of office space under a lease which expires in April 2020 and approximately 6,000 square feet of office space under a lease which expires in January 2014, and approximately 2,500 square feet of office space under a lease which expires in July 2015.

Rent expense was $792,805, $709,976 and $600,904 for the years ended December 31, 2012, 2011 and 2010, respectively.

Our future minimum lease commitments under the noncancellable operating leases for rental of our office space in effect at December 31, 2012 were as follows:

Year ending December 31,
2013	$767,254
2014	654,652
2015	587,451
2016	558,962
2017 and Thereafter	1,747,120
Total	$4,315,439

Employment Contracts - Effective January 1, 2012, the Company entered into an employment contract extension one of our executives with an expiration date of December 31, 2013. The aggregate commitment for future salary at December 31, 2012 was approximately $350,000. The aggregate commitment for future salary at December 31, 2011 was approximately $700,000. The aggregate commitment for future salary at December 31, 2010 was approximately $350,000. The contract also includes a bonus based on the performance of the Company. The contract also granted 200,000 stock options and 100,000 shares of restricted stock on the effective date.

Effective March 1, 2012, we have an employment contract with another one of our executives with an expiration date of February 28, 2015. The aggregate commitment for future salary at December 31, 2012 was approximately $600,000. The contract also includes a bonus based on the performance of the Company. The contract also granted 400,000 stock options and 125,000 shares of restricted stock on the effective date.

Sales and Use Tax Audit - In May 2012, the New York State Department of Taxation and Finance commenced an examination for tax years 2009 through 2012 of state sales and use tax. As of the date of this Annual Report, the Department of Taxation and Finance had not proposed any material adjustments for such tax years. Due to the uncertain nature of the audit process, an overall range of possible adjustment cannot be reasonably estimated at this time; however, we do not expect any tax adjustments that would have a material impact on our financial position or results of operations.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[6] Income Taxes

An analysis of the components of the income tax (benefit) is as follows:

	Years ended
	December 31,
	2012	2011	2010
Current:
Federal	$(2,018,410)	$—	$11,492
State	(534,285)	—	51,575
Totals	(2,552,695)	—	63,067
Deferred	2,294,767	—	(800,000)
Income Tax (Benefit)	$(257,928)	$—	$(736,933)

The income tax (benefit) differs from the amount computed by applying the statutory federal income tax rate to (loss) income before income taxes as follows:

	Years ended
	December 31,
	2012	2011	2010
Computed Federal Statutory Tax (Benefit) Expense	$(1,778,934)	$402,820	$753,050
State Income Tax Benefit, Net of Federal Benefit	(313,930)	71,086	—
Expired Net Operating Losses	1,098,781	—	—
Valuation Allowance Adjustment	736,155	798,000	(800,000)
Tax Benefit of Federal Net Operating Loss Carryforward	—	(1,271,906)	(689,983)
Actual Tax (Benefit)	$(257,928)	$—	$(736,933)

The components of the net deferred tax asset and liability were as follows:

	Years ended
	December 31,
	2012	2011
Deferred Tax Assets — Current:
Accounts Receivable Allowance	$10,000	$10,000
Vacation Accrual	9,200	10,000
Net Operating Loss Carryforwards	891,798	1,079,000
Current Deferred Tax Asset	$910,998	$1,099,000
Deferred Tax Asset (Liability) — Long-Term:
Net Operating Loss Carryforward	$4,029,472	$6,232,000
Property, Equipment and Intangibles	1,625,613	(1,759,000)
Valuation Allowance	(3,040,655)	(2,304,500)
Long-Term Deferred Tax Asset	$2,614,430	$2,168,500

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[6] Income Taxes [Continued]

The deferred tax asset from tax net operating loss carryforwards of approximately $5,879,000 represents approximately $12,000,000 of net operating loss carryforwards which are subject to expiration beginning in 2023. During the year ended December 31, 2012 and 2011, the deferred tax asset valuation allowance increased by approximately $736,000 and $798,000, respectively. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at December 31, 2012, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time, and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

[7] Long-Term Debt

On September 11, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) between and among Imperium Commercial Finance Master Fund, LP, a Delaware limited partnership (“Imperium”), as lender, Cover-All Systems, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), as borrower, and the Company, as a guarantor. The Loan Agreement provides for a three-year term loan to the Subsidiary of $2,000,000, evidenced by a Term Note in favor of Imperium, and a three-year revolving credit line to the Subsidiary of up to $250,000, evidenced by a Revolving Credit Note in favor of Imperium (together with the Term Note, the “Imperium Note”). The amount available to be borrowed under the revolving credit line may not exceed 80% of Eligible Accounts (as defined in the Loan Agreement). All amounts borrowed under the term loan and the revolving credit line are secured by a security interest in all of the assets of the Subsidiary and guaranteed by the Company, which guarantee is secured by a pledge by the Company of all of the outstanding shares of capital stock of the Subsidiary. As of December 31, 2012, the Company had an outstanding balance of $2,000,000 under the term loan and no balance outstanding under the revolving credit facility.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[7] Long-Term Debt [Continued]

In connection with the Loan Agreement, the Company issued to Imperium a five-year warrant (the “Stock Purchase Warrant”) to purchase 1,400,000 shares of the Company’s common stock at an exercise price of $1.48 per share. The Stock Purchase Warrant is not exercisable until the earliest of (i) the date when Current Market Value (as defined therein) exceeds the exercise price multiplied by two, (ii) the date of a Change of Control transaction (as defined therein), and (iii) the third anniversary of the date of issuance of the Stock Purchase Warrant. The Stock Purchase Warrant provides for adjustments to the exercise price and the number of shares issuable upon exercise in certain events to protect against dilution and for cashless exercise. The Stock Purchase Warrant also requires the Company to file a registration statement with the Securities and Exchange Commission with respect to the shares issuable upon exercise of the Stock Purchase Warrant within 45 days of the date of issuance of the Stock Purchase Warrant, and that the Company use its best efforts to obtain the effectiveness of such registration statement within 90 days (subject to extension to 120 days) of the date of issuance of the Stock Purchase Warrant. If the Company fails to comply with its obligations to file the registration statement and obtain its effectiveness within the specified periods, and in certain other events, the Company will be required to pay Imperium, for each month such failure continues, the amount of $22,500. The Stock Purchase Warrant also provides for piggyback registration rights.

The proceeds from the $2,00,000 Imperium note were allocated using the relative fair value method to both the note payable balance and fair value of the warrants as follows:

Allocation of proceeds:

Note Payable	$1,457,945
Warrants	542,055
Total	$2,000,000

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

In connection with the Imperium Loan Agreement financing, the Company incurred deferred financing costs of approximately $92,000, which will be amortized over the life of the loan (or earlier if the loan becomes due or is repaid before its fixed maturity).

In connection with the acquisition of MSBS (see Note 3), the Company issued a $600,000, 5% note payable. The note was to be paid in $100,000 quarterly installments, with the final payment made in 2011. As of December 31, 2012 and 2011, no balance was outstanding under this note payable.

On July 17, 2012, the Company issued a promissory note, in the aggregate principal amount of $400,000, to John W. Roblin, our Chairman and Chief Executive Officer (the “Roblin Note”). The Roblin Note bore interest at a rate equal to 9% per annum and was repayable by us upon our receipt of a payment from a certain customer in the amount of $896,000, which was due October 31, 2012 or sooner if the customer payment was received. The Company received the customer payment and, on November 13, 2012, the Roblin Note was fully repaid.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[8] Capital Lease Obligation

In September, the Company acquired office furniture under a capital lease agreement with Lakeland Bank. The interest rate implicit in the lease is 4.25%. The following is a schedule by years of future minimum lease payments under capital lease with the present value of the net minimum lease payment as of December 31, 2012.

Years Ended
2013	$130,195
2014	130,195
2015	130,195
2016	130,195
2017	123,649
Thereafter	—

Total Minimum Lease Payments	644,429
Less: Amounts Representing Interest	(57,887)

Present Value of Minimum Lease Payment	586,542
Less: Current Portion of Obligation Under Capital Lease	(109,878)
Total Capital Lease Obligations — Net of Current Portion	$476,664

[9] Stock-Based Compensation

Stock Options

In June 2005, the Company adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At December 31, 2012 and 2011, an aggregate of 1,846,231 and 2,195,179 shares, respectively, were available for grant under the 2005 Stock Incentive Plan.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[9] Stock-Based Compensation [Continued]

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

As of December 31, 2012, there was approximately $568,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted by the Company. That cost is expected to be recognized over a weighted-average period of 1.3 years.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2009	1,802,463	$0.36–1.40	2.8 Years	$.95

Granted	567,500	1.12–1.55	4.3 Years	1.40
Exercised	(10,000)	1.05–1.05		1.05
Canceled	(75,000)	1.25		1.25
Expired	—	—		—

Balance, December 31, 2010	2,284,963	$0.36–1.55	2.3 Years	$1.05

Granted	—	—	—	—
Exercised	(720,000)	.36–.79		.62
Canceled	(40,000)	1.50-1.55		1.54
Expired	—	—		—

Balance, December 31, 2011	1,524,963	$0.85–1.55	2.0 Years	$1.21

Granted	1,055,000	1.63–1.67	4.2 Years	1.65
Exercised	(25,000)	.85		.85
Canceled	(75,000)	1.05–1.63		1.24
Expired	(375,000)	1.40		1.40

Balance, December 31, 2012	2,104,963	$.85–1.67	2.8 Years	$1.40

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[9] Stock-Based Compensation [Continued]

The options granted during 2012 are distributed as follows:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
Exercise Price at Stock Price	1,055,000	$1.65	$.61

The options granted during 2011 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
Exercise Price at Stock Price	—	$—	$—

The options granted during 2010 are distributed as follows:

	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
Exercise Price at Stock Price	567,500	$1.40	$.60

Exercisable options at December 31, 2012, 2011 and 2010 were as follows:

December 31,	Number of Exercisable Options	Weighted-Average Exercise Price
2012	876,110	$1.20
2011	830,963	$1.20
2010	1,385,963	$ .92

The following table summarizes information about stock options at December 31, 2012:

	Outstanding Stock Options				Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$.85 – $1.12	700,000	1.4	Year	$.97	567,647	$.97
$1.38 – $1.67	1,404,963	3.6	Years	$1.61	328,463	$1.49
	2,104,963	2.8	Years	$1.40	896,110	$1.20

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[9] Stock-Based Compensation [Continued]

Warrants - There were 1,442,000 warrants outstanding at December 31, 2012.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2010	100,000	$.35	.11 Years	$.35
Exercised	(100,000)	.35		.35
Balance, December 31, 2011	—	—		—
Granted	1,442,000	1.48	4.70	1.48
Balance, December 31, 2012	1,442,000			$1.48

Exercisable Warrants at December 31, 2012, 2011 and 2010 were as follows:

December 31,	Number of Exercisable Warrants	Weighted-Average Exercise Price
2012	1,442,000	$1.48
2011	—	$—
2010	100,000	$.35

Time-Based Restricted Stock Units - In 2012, 2011 and 2010, we granted 278,376, 42,858 and 387,000, respectively, time-based RSUs vesting through February 26, 2015.

A summary of our time-based RSUs for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance, January 1, 2010	215,000	$1.13

Granted	387,000	$1.38
Vested	(107,500)	—
Forfeited or Expired	(25,000)	—

Balance, December 31, 2010	469,500	$1.28

Granted	42,858	$2.03
Vested	(207,858)	—
Forfeited or Expired	(52,000)	—

Balance, December 31, 2011	252,500	$1.42

Granted	278,376	$1.65
Vested	(128,376)	—
Forfeited or Expired	—	—

Balance, December 31, 2012	402,500	$1.61

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[10] Basic Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	2012	2011	2010
Numerator:
Net (Loss) Income	$(4,974,231)	$1,184,766	$2,951,786
Numerator for Diluted (Loss) Earnings Per Common Share	$(4,974,231)	$1,184,766	$2,951,786
Denominator:
Weighted Average Number of Common Shares Outstanding for Basic (Loss) Earnings Per Common Share	25,869,969	25,324,000	24,828,000

Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	678,000	687,000
Exercise of Warrants	—	—	75,000

Denominator for Diluted (Loss) Earnings Per Common Share	25,869,969	26,002,000	25,590,000

Basic (Loss) Earnings Per Common Share	$(.19)	$.05	$.12

Diluted (Loss) Earnings Per Common Share	$(.19)	$.05	$.12

Equity instruments that may dilute earnings per share in the future are listed in Note 5. We use the treasury stock method to compute diluted earnings per share, whereby the proceeds from the exercise of dilutive instruments are hypothetically used to repurchase outstanding shares at market prices.

The Company’s options and warrants were not included in the computation of EPS at December 31, 2012 because to do so would be antidilutive.

Options to purchase an aggregate of 342,500 shares of common stock and restricted stock of 229,500 shares ranging from $1.50 to $1.55 per share were outstanding at December 31, 2010, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

[11] Accrued Expenses

Accrued expense consist of the following:

	Years ended December 31,
	2012	2011
Accrued Bonuses, Payroll, Commissions, Benefits, Temporary
Help and Consulting	$836,872	$354,249
Accrued Professional Fees	263,600	327,600
Other	290,061	72,039

Totals	$1,390,533	$753,888

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[12] 401(k) Plan

Upon date of hire, employees are eligible to participate in our Tax Saver 401(k) Salary Reduction Plan (the “Plan”). Employees can contribute a portion of their salary on a pre-tax basis subject to annual IRS limitations for the year ended December 31, 2012. The Company provides for a matching contribution of $.50 for each $1.00 of the first 5% of pay employees elect to defer. The Company contribution to the Plan in 2012, 2011 and 2010 was approximately $134,598, $147,358 and $127,228, respectively.

[13] Stockholders’ Equity

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

In 2008, we purchased an aggregate of 201,870 shares of treasury stock on the open market at an average purchase price of $0.82 per share for a total purchase price of approximately $164,894, which were subsequently retired.

[14] Customer Concentration

For the year ended December 31, 2012, sales to four customers amounted to approximately 12%, 12%, 11% and 11% of revenues, respectively.

For the year ended December 31, 2011, sales to three customers amounted to approximately 19%, 13% and 11% of revenues, respectively.

For the year ended December 31, 2010, sales to four customers amounted to approximately 19%, 11%, 11% and 10% of revenues, respectively.

All of the major customers referred to above, other than the one customer in 2012 with 12% of revenues, two customers in 2011 with 19% and 13%, and three customers in 2010 with 19%, 11% and 10% of revenues, are units of CHARTIS, Inc., formerly associated with American International Group, Inc.

.    .    .    .    .    .    .    .    .     ..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date:  March 29, 2013

By:   /s/ John W. Roblin

John W. Roblin

Chairman of the Board of Directors and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John W. Roblin John W. Roblin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2013
/s/ Ann F. Massey Ann F. Massey	Chief Financial Officer, Controller and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 29, 2013
/s/ Manish D. Shah Manish D. Shah	Director, President and Chief Technology Officer	March 29, 2013
/s/ Russell Cleveland Russell Cleveland	Director	March 29, 2013
/s/ Earl Gallegos Earl Gallegos	Director	March 29, 2013
/s/ Stephen M. Mulready Stephen M. Mulready	Director	March 29, 2013

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

4(c)

Promissory Note, dated July 17, 2012, by and between John W. Roblin, as lender, and the Registrant, as borrower [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-09228) filed on August 14, 2012].

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

10(c)(25)†

Summary of 2013 Non-Employee Director Compensation, dated March 26, 2013 [incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on March 27, 2013].

10(d)(2)

Agreement of Lease, dated December 11, 2008, by and between Moore Stephens Business Solutions, LLC and Green 317 Madison, LLC [incorporated by reference to Exhibit 10(d)(2) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 24, 2011].

10(d)(3)

Lease, dated April 12, 2012, by and between the Company and Kemble Plaza II Realty L.L.C [incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-09228) filed on May 15, 2012].

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

10(o)(1)

Loan and Security Agreement, dated as of September 11, 2012, by and between Cover-All Systems, Inc., as borrower, Imperium Commercial Finance Master Fund, LP, as lender, and the Registrant, as a guarantor [incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-09228) filed on November 14, 2012].

10(o)(2)

Revolving Credit Note in the principal amount of $250,000, dated September 11, 2012, by and between Cover All Systems, Inc., as borrower, and Imperium Commercial Finance Master Fund, LP, as lender [incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-09228) filed on November 14, 2012].

10(o)(3)

Term Note in the principal amount of $2,000,000, dated September 11, 2012, by and between Cover All Systems, Inc., as borrower, and Imperium Commercial Finance Master Fund, LP, as lender [incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-09228) filed on November 14, 2012].

10(o)(4)

Guarantee, dated as of September 11, 2012, made by the Registrant in favor of Imperium Commercial Finance Master Fund, LP [incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-09228) filed on November 14, 2012].

10(o)(5)

Pledge Agreement, dated as of September 11, 2012, between the Registrant and Imperium Commercial Finance Master Fund, LP [incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-09228) filed on November 14, 2012].

10(o)(6)

Stock Purchase Warrant, dated September 11, 2012, issued by the Registrant to Imperium Commercial Finance Master Fund, LP [incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-09228) filed on September 14, 2012].

10(o)(7)

Form of Finder’s Warrant, dated September 11, 2012 [incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-09228) filed on September 14, 2012].

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

32.1*

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1***

The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the related Notes to Consolidated Financial Statements.

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