Form 10-Q
period 2013-03-31
COVER ALL TECHNOLOGIES INC
filed 2013-05-15
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2013
Common Stock, $.01 par value per share	26,028,606 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

•  •  •  •  •  •  •  •  •  •

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$309,824	$1,353,892
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	3,914,576	2,365,750
Prepaid Expenses	858,696	528,398
Deferred Tax Asset	910,998	910,998
Total Current Assets	5,994,094	5,159,038
Property and Equipment – Net	879,357	922,881
Goodwill	1,039,115	1,039,114
Capitalized Software (Less Accumulated Amortization of $18,750,855 and $17,658,748 Respectively)	10,134,264	10,441,992
Customer Lists/Relationships (Less Accumulated Amortization of $293,593 and $260,093, Respectively)	108,407	141,907
Deferred Tax Asset	2,614,430	2,614,430
Deferred Financing Costs (Net Amortization of $14,616 and $7,870, Respectively)	77,667	84,413
Other Assets	255,110	362,806
Total Assets	$21,102,444	$20,766,581

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$1,185,749	$1,681,007
Accrued Expenses	1,260,147	1,390,533
Accrued Income Taxes	16,159	—
Deferred Charges	208,636	83,455
Current Portion of Capital Lease	111,049	109,878
Unearned Revenue	2,387,574	2,426,810
Total Current Liabilities	5,169,314	5,691,683
Long-Term Liabilities:
Long-Term Debt	1,501,267	1,457,945
Long-Term Portion of Capital Lease	439,573	476,664
Total Liabilities	7,110,154	7,626,292
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 26,028,606 and 25,936,106 Shares Issued and Outstanding in 2013 and 2012, Respectively	260,286	259,361
Additional Paid-In Capital	32,149,659	32,003,909
Accumulated Deficit	(18,417,655)	(19,122,981)
Total Stockholders’ Equity	13,992,290	13,140,289
Total Liabilities and Stockholders’ Equity	$21,102,444	$20,766,581

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2013	2012
Revenues:
Licenses	$3,623,249	$129,998
Support Services	2,022,963	2,140,177
Professional Services	1,239,621	1,281,919
Total Revenues	6,885,833	3,552,094
Cost of Revenues:
Licenses	1,452,107	987,770
Support Services	2,677,850	1,498,499
Professional Services	677,281	1,278,290
Total Cost of Revenues	4,807,238	3,764,559
Direct Margin	2,078,595	(212,465)
Operating Expenses:
Sales and Marketing	648,053	536,447
General and Administrative	577,029	421,481
Acquisition Costs	—	136,957
Research and Development	51,010	154,175
Total Operating Expenses	1,276,092	1,249,060
Operating Income (Loss)	802,503	(1,461,525)
Other (Income) Expense:
Interest Expense	92,511	—
Interest Income	—	(32)
Other Income	—	(98)
Total Other (Income)	92,511	(130)
Income (Loss) Before Income Taxes	709,992	(1,461,395)
Income Taxes (Benefit)	4,666	—
Net Income (Loss)	$705,326	$(1,461,395)
Basic Earnings (Loss) Per Common Share	$0.03	$(0.06)
Diluted Earnings (Loss) Per Common Share	$0.03	$(0.06)
Weighted Average Number of Common Shares Outstanding for Basic Earnings (Loss) Per Common Share	26,029,000	25,858,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings (Loss) Per Common Share	26,201,000	25,858,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2013	2012
Cash Flows Used For Provided From Operating Activities:
Net Income (Loss)	$705,326	$(1,461,395)
Adjustments to Reconcile Net Income to
Net Cash (Used For) Operating Activities:
Depreciation	61,838	39,860
Amortization of Capitalized Software	1,092,107	737,770
Amortization of Customer Lists/Relationships	33,500	39,333
Amortization of Stock Based Compensation	180,329	16,000
Amortization of Deferred Financing Costs	6,746	104,669
Stock Based Compensation Provided for Services	9,667	8,700
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(1,548,826)	(181,776)
Prepaid Expenses	(330,298)	(557,050)
Other Assets	107,696	––
Increase (Decrease) in:
Accounts Payable	(495,258)	784,256
Accrued Liabilities	(130,385)	(166,914)
Taxes Payable	16,159	––
Deferred Charges	125,181	(13,136)
Unearned Revenue	(39,236)	79,570
Net Cash Used For Operating Activities	(205,454)	(570,113)

Cash Flows Used For Investing Activities:
Capital Expenditures	(18,315)	(95,755)
Capitalized Software Development Expenditures	(784,379)	(1,425,352)
Net Cash Used For Investing Activities	(802,694)	(1,521,107)

Cash Flows Used For Financing Activities:
Capital Lease – Principal Payments	(35,920)	––
Net Cash Used for Financing Activities	(35,920)	––

Net Decrease in Cash and Cash Equivalents	(1,044,068)	(2,091,220)

Cash and Cash Equivalents – Beginning of Periods	1,353,892	3,281,965
Cash and Cash Equivalents – End of Periods	$309,824	$1,190,745

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$49,189	$––
Income Taxes	$8,749	$––

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[1] Description of Business

Cover-All Technologies Inc., through its wholly-owned subsidiary, Cover-All Systems, Inc. (collectively, the “Company”), licenses and maintains its software products for the property/casualty insurance industry throughout the United States and Puerto Rico. The subsidiary also provides professional consulting services to its customers interested in customizing their software.

[2] Basis of Presentation

The consolidated balance sheet as of December 31, 2012, has been derived from audited financial statements, and the unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on March 29, 2013 for the fiscal year ended December 31, 2102 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of March 31, 2013, and results of operations for the three months ended March 31, 2013 and 2012 and the cash flows for the three months ended March 31, 2013 and 2012, as applicable, have been made.

The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

[3] Capitalized Software Development Costs

Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Amortization is calculated on a product-by-product basis using the straight-line method over the remaining economic life of the product. The Company capitalized software development costs of approximately $784,000 and $1,425,000 during the three months ended March 31, 2013 and 2012, respectively. Amortization of capitalized software development costs was approximately $1,092,000 and $738,000 for the three months ended March 31, 2013 and 2012, respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[4] Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	For the three months ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$705,326	26,028,606	$0.03
Effect of Dilutive Securities:
Options and Restricted Stock	—	172,481	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$705,326	26,201,087	$0.03

	For the three months ended March 31, 2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Loss Available to Common Stockholders	$(1,461,395)	25,857,730	$(0.06)
Effect of Dilutive Securities:
Options and Restricted Stock	—	—	—
Diluted EPS:
Loss Available to Common Stockholders Plus Assumed Exercises	$(1,461,395)	25,857,730	$(0.06)

[5] Stock-Based Compensation and Stock Purchase Plans

Stock Options

In the three months ended March 31, 2013 and 2012, we recognized approximately $146,675 and $113,000, respectively, of stock-based compensation expense in our consolidated financial statements.

In June 2005, we adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At March 31, 2013, an aggregate of 1,846,231 shares were available for grant under the 2005 Stock Incentive Plan.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

-	Expected volatilities are based on historical volatility of the Company’s stock during the preceding periods.
-	The Company uses historical data to estimate the expected life of option awards. The expected term of options granted represents the period of time that options granted are expected to be outstanding.
-	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.
-	The Company does not anticipate issuance of dividends during the expected term.

	2013	2012
Expected volatility	41%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	3%	3%

As of March 31, 2013, there was approximately $455,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements previously granted by the Company. That cost is expected to be recognized over a weighted-average period of 1.0 years.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2013	2,104,963	$ 0.85 – 1.67	2.8 years	$ 1.40
Cancelled	<72,463>	1.38	—	1.38
Expired	<5,000>	1.55	—	1.55
Balance, March 31, 2013	2,027,500	$ 0.85 – 1.67	2.6 years	$ 1.40

Of the stock options outstanding, an aggregate of 936,000 are currently exercisable.

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

Warrants

As of March 31, 2013, there were 1,442,000 warrants outstanding. A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2013	1,442,000	1.48	4.7	$ 1.48
Balance, March 31, 2013	1,442,000	1.48	4.5	$ 1.48

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Time-Based Restricted Stock Units

A summary of our time-based restricted stock units, or RSUs, for the three months ended March 31, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2013	402,500	$ 1.61
Granted	70,731	1.23
Cancelled	(10,000)	1.55
Vested	(92,500)	1.65
Balance, March 31, 2013	370,731	$ 1.53

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

[6] Income Taxes

The deferred tax asset from tax net operating loss carryforwards of approximately $5,879,000 represents approximately $12,000,000 of net operating loss carryforwards which are subject to expiration beginning in 2023. During the three months ended March 31, 2013, the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryfowards utilized to offset taxable income for the current period, subject to federal alternative minimum tax limitations. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at March 31, 2013, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future

The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time, and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently out utilization of net operating loss carryforwards could be significantly limited.

[7] Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendment requires that an entity

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We adopted the amended standards beginning January 1, 2013. As there was no other comprehensive income during the periods ended March 31, 2013 or 2012 or the years ended December 31, 2012 or 2011, or any amounts reclassified out of accumulated other comprehensive income, there was no impact on our financial position, results of operations, or cash flows.

In March 2013, the FASB issued ASU 2013-04, which provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The update requires an entity to measure obligations resulting from joint and several liability obligations for which the total amount of the obligation within the scope of the update is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013 and must be applied retrospectively. We do not expect the adoption of ASU 2013-04 in the first quarter of 2014 to have an impact on our financial position, results of operations, or cash flows.

We believe there is no additional new accounting guidance adopted, but not yet effective, that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which may have a significance impact on the Company’s financial reporting, if and when enacted.

[8] Long-Term Debt

On September 11, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) between and among Imperium Commercial Finance Master Fund, LP, a Delaware limited partnership (“Imperium”), as lender, Cover-All Systems, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), as borrower, and the Company, as a guarantor. The Loan Agreement provides for a three-year term loan to the Subsidiary of $2,000,000, evidenced by a Term Note in favor of Imperium, and a three-year revolving credit line to the Subsidiary of up to $250,000, evidenced by a Revolving Credit Note in favor of Imperium (together with the Term Note, the “Imperium Notes”). The amount available to be borrowed under the revolving credit line may not exceed 80% of Eligible Accounts (as defined in the Loan Agreement). All amounts borrowed under the term loan and the revolving credit line are secured by a security interest in all of the assets of the Subsidiary and guaranteed by the Company, which guarantee is secured by a pledge by the Company of all of the outstanding shares of capital stock of the Subsidiary. As of March 31, 2013, no balance was outstanding under the Revolving Credit Line. As of March 31, 2013 the Long-Term Debt balance consists of the following:

Principal Balance Outstanding	$2,000,000
Discount	<498,733>
Long-Term Debt	$1,502,267

Interest on the outstanding principal balance under the Imperium Notes accrues at a fixed rate equal to eight percent (8%) per annum and is payable monthly. The $2,000,000 principal balance and any remaining interest under the Imperium Notes will be immediately due and payable on the earliest of (1) September 10, 2015, or (2) the date Imperium’s obligation to advance funds under the revolving credit line is terminated following an event of default pursuant to the terms and conditions of the Loan Agreement. Payments and prepayments received by Imperium will be applied against principal and interest as provided for in the Loan Agreement.

The Loan Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. If an event of default occurs and is continuing, Imperium has certain rights and remedies

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

under the Loan Agreement. Additionally, the Loan Agreement requires the Company to maintain minimum revenues and EBITDA, tested annually, commencing with the twelve months ending September 30, 2013.

In connection with the Loan Agreement, the Company issued to Imperium a five-year warrant (the “Stock Purchase Warrant”) to purchase 1,400,000 shares of the Company’s common stock at an exercise price of $1.48 per share. The Stock Purchase Warrant is not exercisable until the earliest of (i) the date when Current Market Value (as defined therein) exceeds the exercise price multiplied by two, (ii) the date of a Change of Control transaction (as defined therein), and (iii) the third anniversary of the date of issuance of the Stock Purchase Warrant. The Stock Purchase Warrant provides for adjustments to the exercise price and the number of shares issuable upon exercise in certain events to protect against dilution and for cashless exercise. The Stock Purchase Warrant also requires the Company to file a registration statement with the Securities and Exchange Commission with respect to the shares issuable upon exercise of the Stock Purchase Warrant within 45 days of the date of issuance of the Stock Purchase Warrant, and that the Company use its best efforts to obtain the effectiveness of such registration statement within 90 days (subject to extension to 120 days) of the date of issuance of the Stock Purchase Warrant. If the Company fails to comply with its obligations to file the registration statement and obtain its effectiveness within the specified periods, and in certain other events, the Company will be required to pay Imperium, for each month such failure continues, the amount of $22,500. The Stock Purchase Warrant also provides for piggyback registration rights. The proceeds from the $2,000,00 Imperium Note were allocated using the relative fair value method, to both the notes payable balance and warrants issued.

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

[9] Commitments and Contingencies

Sales and Use Tax Audit

May 2012, the New York State Department of Taxation and Finance commenced an examination for tax years 2009 through 2012 of state sales and use tax. As of the date of this quarterly report on Form 10-Q, the Department of Taxation and Finance had not proposed any material adjustments for such tax years. Due to the uncertain nature of the audit process, an overall range of possible adjustment cannot be reasonably estimated at this time.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements. In addition to other factors and matters discussed elsewhere in this report on Form 10-Q and in our other filings filed with the Securities and Exchange Commission (“SEC”) over the last 12 months, including our Form 10-K filed with the SEC on March 29, 2013, these risks, uncertainties and contingency include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services. Total revenue for the three months ended March 31, 2013 increased to $6,886,000 from $3,552,000 for the three months ended March 31, 2012, mainly due to a significant increase in license revenue.

The following is an overview of the key components of our revenue and other important financial data for the three months ended March 31, 2013:

Software Licenses. Our license revenue in the three months ended March 31, 2013 was $3,623,000 compared to $130,000 for the three months ended March 31, 2012, an increase of 269% resulting from sales to new customers and existing customers who chose to renew, add onto or extend their use of our software and our increased sales and marketing efforts. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

Support Services. Support services revenue was $2,023,000 in the three months ended March 31, 2013 compared to $2,140,000 in the same period in 2012. The decrease in the first three months of 2013 was mainly due to the non-renewal of certain customers partially offset by the annual renewal of existing customers’ support services and support services from new customer contracts signed in 2012 and 2013. Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new support services associated with new license sales and annual price increases.

Professional Services. The decrease in professional services revenue, to $1,240,000 in the three months ended March 31, 2013 from $1,282,000 in the same period of 2012, was a result of decreased demand for new software capabilities and customizations from our current customer base.

Income (Loss) before Provision for Income Taxes. Income (loss) before provision for income taxes was $710,000 in the three months ended March 31, 2013 compared to $(1,461,000) in the same period of 2012 as a result of a significant increase in license revenue in 2013.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Net Income (Loss). Net income (loss) for the three months ended March 31, 2013 increased to approximately $705,000 from $(1,461,000) in the same period of 2012 as a result of a significant increase in license revenue.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP metric, was $1,997,000 for the three months ended March 31, 2013 compared to $(628,000) for the three months ended March 31, 2012.

Cash Flow. As of March 31, 2013, we had $310,000 in cash and cash equivalents on hand and $3,915,000 in accounts receivable.

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

As we shift over time from software development to deployment, from a financial perspective, the non-cash charges for amortization of developed software will increasingly impact our bottom line. Therefore, in order to provide more visibility to investors, we have decided to also report EBITDA to show what we believe is the Company’s earnings power without the impact of, among other items, amortization. In the first three months of 2013, the non-cash charge for amortization of capitalized software increased more than 48% from the same period in 2012 to $1,092,000, and we expect this amount could exceed $3 million, or $0.12 per share, in 2013, depending on our sales success. Therefore, we believe that EBITDA will be a useful measure of the true earnings power of the Company while we complete the development and deployment cycle. As such, we expect to increasingly focus on EBITDA to evaluate our progress.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Net Income (Loss)	$705,326	$(1,461,395)

Interest (Income) Expense, Net	92,511	(32)
Income Tax Expense	4,666	––
Depreciation	61,838	39,860
Amortization	1,132,353	793,103

EBITDA	$1,996,694	$(628,464)

EBITDA per common share:
Basic	$0.08	$(0.02)
Diluted	$0.08	$(0.02)

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2013	2012
Revenues:
License	52.6%	3.7%
Support Services	29.4	60.3
Professional Services	18.0	36.0
Total Revenues	100.0	100.0
Cost of Revenues:
License	21.1	27.8
Support Services	38.9	42.2
Professional Services	9.8	36.0
Total Cost of Revenues	69.8	106.0
Direct Margin	30.2	(6.0)
Operating Expenses:
Sales and Marketing	9.4	15.1
General and Administrative	8.4	11.8
Acquisition Expenses	—	3.9
Research and Development	0.7	4.3
Total Operating Expenses	18.5	35.1
Operating (Expense) Income	11.7	(41.1)
Other Expense (Income):
Interest Expense	1.4	—
Interest Income	—	—
Other Income	—	—
Total Other Expense (Income)	1.4	—
Income Before Income Taxes	10.3	(41.1)
Income Taxes	0.1	—
Net Income (Loss)	10.2%	(41.1)%

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Total revenues for the three months ended March 31, 2013 were $6,886,000 as compared to $3,552,000 for the same period in 2012. License fees were $3,623,000 for the three months ended March 31, 2013 as compared $130,000 in the same period in 2012, as a result of sales to new and existing customers and our increased sales and marketing efforts. For the three months ended March 31, 2013, support services revenues were $2,023,000 as compared to $2,140,000 in the same period of the prior year primarily due to the annual renewals from our existing customers and the new customer contracts signed in 2012 and 2013 offset by the non-renewal of certain customers. Professional services revenue contributed $1,240,000 in the three months ended March 31, 2013 as compared to $1,282,000 in the first quarter of 2012 as a result of a slight decrease in demand for new software capabilities and customizations from our current and new customer base.

Cost of sales increased to $4,807,000 for the three months ended March 31, 2013 as compared to $3,765,000 for the same period in 2012 due to increased costs in line with our anticipated revenue growth for 2013. We are expanding our delivery bandwidth through improved productivity and new technology in order to meet our continually increasing demand. Non-cash capitalized software amortization was $1,092,000 for the three months ended March 31, 2013 as compared to $738,000 for the same period in 2012. The Company capitalized $784,000 of software development costs in the first three months of 2013 as compared to $1,425,000 in the same period in 2012.

The $2,291,000 increase in direct margin during the three month period ended March 31, 2013 was primarily due to increased license revenue during the same period. Services margin decreased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to additional employees allocated to support our new product offerings. Professional services direct margin increased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to use of offshore resources to provide customizations to new and existing customers.

We expect our quarterly gross margin to vary in percentage terms in future period as we experience changes in the mix between higher gross margin license revenues and lower gross margin services revenues.

Research and development expenses were $51,000 for the three months ended March 31, 2013 as compared to $154,000 for the same period in 2012, primarily as a result of our efforts to develop new capability to better service our customers. We capitalize certain costs related to the build out of new product capabilities. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $648,000 for the three months ended March 31, 2013 as compared to $536,000 in the same period of 2012. This increase in 2013 was primarily due to an increase in personnel-related costs.

Acquisition expenses were approximately $0 for the three months ended March 31, 2013 as compared to $137,000 in the same period of 2012. These expenses in 2012 were in connection with the acquisition of substantially all of the assets (excluding working capital) of BlueWave in December 2011.

General and administrative expenses were $577,000 in the three months ended March 31, 2013 as compared to $421,000 in the same period in 2012. This increase in 2013 was mainly due to personnel-related costs.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily from cash flow from operations and from debt facilities. Cash from operations results primarily from net income from the income statement plus non-cash expenses (depreciation and amortization) and adjusted for changes in working capital from the balance sheet.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Our largest source of operating cash flows is cash collections from our customers following the purchase or renewal of software licenses, product support agreements and other related services. Payments from customers for software licenses are generally received at the beginning of the contract term. Payments from customers for support services and ASP services are generally received in advance on a quarterly basis. Payments for professional services are generally received 30 days after the services are performed.

On September 11, 2012, we entered into a $2.25 million credit facility with Imperium Commercial Finance Master Fund, LP, an affiliate of Imperium Partners (the “Loan Agreement”). The $2.25 million credit facility, which will support our product/services expansion and growth initiatives, consists of a $2 million three-year term loan, bearing interest at a fixed rate of 8% per annum, and a $250,000 revolving credit facility, also bearing interest at a fixed rate of 8% per annum. Imperium also received five-year warrants to purchase 1.4 million shares of our common stock, with an exercise price of $1.48 per share.

In connection with the Imperium Loan Agreement financing, we incurred deferred financing costs of $92,283, which will be amortized over the life of the loan (or earlier if the loan becomes due or is repaid before its fixed maturity).

At March 31, 2013, we had cash and cash equivalents of $310,000 compared to cash and cash equivalents of $1,190,000 at March 31, 2012. The decrease in cash and cash equivalents is primarily attributable to fewer new customer contracts signed at the end of 2012 and increased costs related to increased investment to build out of new product capabilities.

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

Our ability to continue to control expenses, maintain existing revenue streams and anticipate new revenue will impact the amounts and certainty of cash flows. We intend to maintain our expenses in line with existing revenue streams from maintenance support, ASP services and professional services and to invest in our products consistent with our sales efforts.

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

At March 31, 2013, we had working capital of approximately $825,000 compared to working capital of approximately $1,215,000 at March 31, 2012. This decrease in our working capital resulted primarily from an increase in accrued expenses related to bonus and commissions, deferred charges related to rent at our new facility and the capital lease for furniture for our new location. For the three months ended March 31, 2013, net cash provided from (used for) operating activities totaled approximately $(205,000) compared to approximately $(570,000) for the three months ended March 31, 2012. In 2013, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income, plus non-cash expense and changes in working capital.

For the three months ended March 31, 2013, net cash used for investing activities was approximately $803,000 as compared to approximately $1,521,000 for the three months ended March 31, 2012. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. For the three months ended March 31, 2013, net cash provided from (used for) financing activities was

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

approximately $(36,000) compared to approximately $0 for the three months ended March 31, 2012. The cash provided from financing activities in 2013 consisted of principal payments on our furniture lease.

Funding Requirements

Our primary uses of cash are for operating expenses, including personnel-related expenditures, facilities and technology costs, and for interest only payments under our Loan Agreement.

We may need additional funding for any large capital expenditures and for continued product development. We lease computer equipment for terms of three years in order to have the latest available technology to serve our customers and develop new products.

Interest on the outstanding principal balance under the Imperium Notes accrues at a fixed rate equal to eight percent (8%) per annum and is payable monthly, in arrears. The outstanding principal and any remaining interest under the Imperium Notes will be immediately due and payable to Imperium on the earlier of (1) September 10, 2015 and (2) the date Imperium’s obligation to advance funds under the revolving credit line is terminated following an event of default pursuant to the terms and conditions of the Loan Agreement. Payments and prepayments received by Imperium will be applied against principal and interest as provided for in the Loan Agreement.

On December 16, 2011, we announced that our board of directors authorized a share buyback plan of up to 1,000,000 shares of the Company’s common stock, in accordance with Rule 10b-18 of the Exchange Act. The Imperium Loan Agreement prohibits buybacks of our common stock.

On December 30, 2011, the Company completed the acquisition of the PipelineClaims assets (excluding working capital) of Ho’ike Services, Inc. dba BlueWave Technology (“BlueWave”), a provider of enterprise claims management software to the property and casualty insurance industry based in Honolulu, Hawaii. The aggregate purchase price for the acquisition, in addition to the assumption by the Company of certain assumed liabilities, consisted of the following: (i) $1,100,000 in cash on the closing date, (x) $635,821 of which (net of adjustments for certain prepayments to BlueWave and other prorations) was paid in cash to BlueWave, and (y) $400,000 of which was deposited into an escrow account to be held and distributed by an escrow agent pursuant to the terms of an escrow agreement to secure possible future indemnification claims and certain other post-closing matters in favor of the Company; and (ii) up to an aggregate of $750,000 in an earnout, which earnout will be based upon the performance of the acquired business in the five years following the closing. More particularly, for each of the five years following the closing, BlueWave will be entitled to receive an amount equal to ten percent (10%) of the PipelineClaims Free Cash Flow (as such term is defined in the purchase agreement) but in no event will the Company be required to pay to BlueWave in excess of $750,000 in the aggregate for the 5-year period. For the first year following the closing of the BlueWave transaction, BlueWave was not entitled to receive any earnout payment. In December 2012, we received a disbursement from the escrow account of $250,000 as a result of a contractual provision entitling us to such amount if PipelineClaims was licensed by Island Insurance by December 31, 2012.

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

We do not expect for there to be a need for a change in the mix or relative cost of our sources of capital.

In May of 2012, the New York State Department of Taxation and Finance commenced an examination for tax years 2009 through 2012 of state sales and use tax. As of the date of this quarterly report on Form 10-Q, the Department of Taxation and Finance had not proposed any material adjustments for such tax years. Due to the uncertain nature of the audit process, an overall range of possible adjustment cannot be reasonably estimated at this time; however, we do not expect any tax adjustments that would have a material impact on our financial position or results of operations.

Net Operating Loss Carryforwards

The deferred tax asset from tax net operating loss carryforwards of approximately $5,879,000 represents approximately $12,000,000 of net operating loss carryforwards which are subject to expiration beginning in 2023. During the three months ended March 31, 2013 , the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryfowards utilized to offset taxable income for the current period, subject to federal alternative minimum tax limitations. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at March 31, 2013, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time, and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, the

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Company may experience an ownership change and consequently out utilization of net operating loss carryforwards could be significantly limited.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * * * * * *

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Statements in this Form 10-Q, other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause the Company’s actual results in future periods to differ materially from expected results. Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control. Those and other risks are described in the Company’s filings with the SEC over the last 12 months, including our Form 10-K filed with the SEC on March 29, 2013, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II: OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 29, 2013, have not materially changed.

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

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL):

(i) Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012; (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (Unaudited); (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

____________________

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

COVER-ALL TECHNOLOGIES INC.

Date: May 15, 2013	By:	/s/ John W. Roblin
John W. Roblin, Chairman of the Board of Directors and Chief Executive Officer

Date: May 15, 2013	By:	/s/ Ann F. Massey
Ann F. Massey, Chief Financial Officer