Form 10-Q
period 2013-06-30
COVER ALL TECHNOLOGIES INC
filed 2013-08-14
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Non-accelerated filer [  ] (Do not check if a smaller reporting company)     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2013
Common Stock, $.01 par value per share	26,319,707

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2013 (Unaudited)
	and December 31, 2012	3

	Consolidated Statements of Operations for the three and six
	months ended June 30, 2013 and 2012 (Unaudited)	5

	Consolidated Statements of Cash Flows for the six
	months ended June 30, 2013 and 2012 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	23

Item 4.	Controls and Procedures	23

PART II:	OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

SIGNATURES		25

•   •   •   •   •   •   •   •   •   •

PART I:    FINANCIAL INFORMATION

Item 1.   Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$2,287,982	$1,353,892
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	1,342,327	2,365,750
Prepaid Expenses	780,166	528,398
Deferred Tax Asset	910,998	910,998

Total Current Assets	5,321,473	5,159,038

Property and Equipment – Net	812,959	922,881

Goodwill	1,039,114	1,039,114

Capitalized Software (Less Accumulated Amortization of $19,931,872 and $17,658,748 in 2013 and 2012, Respectively)	9,599,157	10,441,992

Customer Lists/Relationship (Less Accumulated Amortization of $311,000 and $260,093 in 2013 and 2012, Respectively)	91,000	141,907
Deferred Tax Asset	2,614,430	2,614,430

Deferred Financing Costs (Net Amortization of $21,563 and $7,870 in 2013 and 2012, Respectively)	70,720	84,413

Other Assets	255,206	362,806

Total Assets	$19,804,059	$20,766,581

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$1,499,386	$1,681,007
Accrued Expenses	602,425	1,390,533
Accrued Income Taxes	16,159	—
Deferred Charges	246,023	83,455
Current Portion of Capital Lease	112,233	109,878
Unearned Revenue	2,376,966	2,426,810

Total Current Liabilities	4,853,192	5,691,683

Long Term Liabilities:
Long-Term Debt	1,545,876	1,457,945
Long-Term Portion of Capital Lease	411,067	476,664

Total Liabilities	6,810,135	7,626,292

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 26,196,106 and 25,936,106 Shares Issued and Outstanding in 2013 and 2012, Respectively	261,961	259,361

Additional Paid-In Capital	32,298,617	32,003,909

Accumulated Deficit	(19,566,654)	(19,122,981)

Total Stockholders’ Equity	12,993,924	13,140,289

Total Liabilities and Stockholders’ Equity	$19,804,059	$20,766,581

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Licenses	$696,599	$2,296,000	$4,319,848	$2,425,998
Support Services	1,981,215	2,141,182	4,004,178	4,281,359
Professional Services	1,325,694	1,001,164	2,565,315	2,283,083
Total Revenues	4,003,508	5,438,346	10,889,341	8,990,440
Cost of Revenues:
Licenses	871,017	1,187,770	2,323,124	2,175,540
Support Services	1,636,114	1,549,203	4,313,964	3,047,702
Professional Services	765,485	1,287,877	1,442,766	2,566,167
Total Cost of Revenues	3,272,616	4,024,850	8,079,854	7,789,409
Direct Margin	730,892	1,413,496	2,809,487	1,201,031
Operating Expenses:
Sales and Marketing	525,618	812,137	1,173,671	1,348,584
General and Administrative	488,932	449,642	1,065,961	871,123
Acquisition Costs	—	—	—	136,957
Research and Development	774,745	205,331	825,755	359,506
Total Operating Expenses	1,789,295	1,467,110	3,065,387	2,716,170
Operating (Loss) Income	(1,058,403)	(53,614)	(255,900)	(1,515,139)
Other (Income) Expense:
Interest Expense	90,912	—	183,423	—
Interest Income	—	(5)	—	(37)
Other Income	(3,821)	(14,441)	(3,821)	(14,539)
Total Other (Income) Expense	87,091	(14,446)	179,602	(14,576)
(Loss) Income Before Income Taxes	(1,145,494)	(39,168)	(435,502)	(1,500,563)
Income Taxes	3,505	—	8,171	—
Net Income (Loss)	$(1,148,999)	$(39,168)	$(443,673)	$(1,500,563)
Basic Earnings (Loss) Per Common Share	$(0.04)	$(0.00)	$(0.02)	$(0.06)
Diluted Earnings (Loss) Per Common Share	$(0.04)	$(0.00)	$(0.02)	$(0.06)
Weighted Average Number of Common Shares Outstanding for Basic Earnings (Loss) Per Common Share	26,082,000	25,858,000	26,026,000	25,858,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings (Loss) Per Common Share	26,082,000	25,858,000	26,026,000	25,858,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2013	2012
Cash Flows Provided From Operating Activities:
Net Income (Loss)	$(443,673)	$(1,500,563)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided From Operating Activities:
Depreciation	128,236	83,112
Amortization of Capitalized Software	2,273,124	1,520,891
Amortization of Customer Lists/Relationships	50,907	67,000
Amortization of Non-Compete Agreements	—	32,000
Amortization of Stock-Based Compensation	346,572	271,041
Amortization of Deferred Financing Costs	13,693	—
Stock Based Compensation Provided for Services	38,666	34,801
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	1,023,423	(1,427,587)
Prepaid Expenses	(251,768)	(455,583)
Other Assets	107,600	(148,290)
Increase (Decrease) in:
Accounts Payable	(181,621)	1,500,890
Accrued Liabilities	(788,107)	93,456
Taxes Payable	16,159	—
Deferred Charges	162,568	(26,273)
Unearned Revenue	(49,844)	82,624
Net Cash Used For (Provided From) Operating Activities	2,445,935	127,519

Cash Flows Used For Investing Activities:
Capital Expenditures	(18,314)	(168,669)
Capitalized Software Development Expenditures	(1,430,289)	(2,679,097)
Net Cash Used For Investing Activities	(1,448,603)	(2,847,766)

Cash Flows Used For Financing Activities:
Capital Lease – Principal Payments	(63,242)	—
Net Cash (Used For) Financing Activities	(63,242)	—

Net Increase (Decrease) in Cash and Cash Equivalents	934,090	(2,720,247)

Cash and Cash Equivalents – Beginning of Periods	1,353,892	3,281,965
Cash and Cash Equivalents – End of Periods	$2,287,982	$561,718

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$95,492	$—
Income Taxes	$—	$—

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

[2]   Basis of Presentation

The consolidated balance sheet as of December 31, 2012, has been derived from audited financial statements, and the unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on March 29, 2013 for the fiscal year ended December 31, 2012 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of June 30, 2013, and results of operations for the three and six month periods ended June 30, 2013 and 2012 and the cash flows for the six month periods ended June 30, 2013 and 2012, as applicable, have been made.

The results of operations for the three and six month periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

[3]   Capitalized Software Development Costs

Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Amortization is calculated on a product-by-product basis using the straight-line method over the remaining economic life of the product. The Company capitalized software development costs of approximately $646,000 and $1,430,000, respectively, in the three and six months ended June 30, 2013 compared to approximately $1,254,000 and $2,565,000, respectively, in the same periods in 2012. Amortization of capitalized software development costs was approximately $1,181,000 and $2,273,000, respectively, in the three and six months ended June 30, 2013 compared to approximately $783,000 and $1,521,000, respectively, in the same periods in 2012.

[4]   Earnings Per Share

In the three and six months ended June 30, 2013, common stock equivalents representing 3,672,731 shares of common stock were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive. In the three months ended June 30, 2012, common stock equivalents representing 2,960,839 shares of common stock were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive. In the six months ended June 30, 2012, diluted loss per common share is identical to basic loss per common share as the Company is in a net loss position and the impact of including common stock equivalents is anti-dilutive.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[5]   Stock-Based Compensation and Stock Purchase Plans

Stock Options

In the three and six months ended June 30, 2013, we recognized approximately $151,000 and $297,000, respectively, of stock-based compensation expense in our consolidated financial statements.

In June 2005, we adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Stock Incentive Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At June 30, 2013, an aggregate of 1,846,231 shares were available for grant under the 2005 Stock Incentive Plan.

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

- The Company does not anticipate issuance of dividends during the expected term.

	2013	2012
Expected volatility	45%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	0.46%	0.46%

As of June 30, 2013, there was approximately $381,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements previously granted by the Company. That cost is expected to be recognized over a weighted-average period of 0.8 years.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the changes in our outstanding common stock options for all outstanding plans for the six months ended June 30, 2013 is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2013	2,104,963	$ 0.85 – 1.67	2.8 years	$1.40
Cancelled	(72,463)	1.38	—	1.38
Expired	(5,000)	1.55	—	1.55
Balance, June 30, 2013	2,027,500	$ 0.85 – 1.67	2.4 years	$1.40

Of the stock options outstanding, an aggregate of 1,233,500 are currently exercisable.

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

Warrants

As of June 30, 2013, there were 1,442,000 warrants outstanding. A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2013	1,442,000	$1.48	4.7	$1.48
Balance, June 30, 2013	1,442,000	$1.48	4.2	$1.48

Time-Based Restricted Stock Units

A summary of the changes in our time-based restricted stock units, or RSUs, for the six months ended June 30, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2013	402,500	$1.61
Granted	70,731	1.23
Cancelled	(10,000)	1.55
Vested	(260,000)	1.59
Balance, June 30, 2013	203,231	$1.51

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Accounting for Stock Options and Other Stock-Based Compensation. Among other items, ASC 718 requires

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

[6]   Income Taxes

The deferred tax asset from tax net operating loss carryforwards of approximately $5,879,000 represents approximately $12,000,000 of net operating loss carryforwards which are subject to expiration beginning in 2023. During the six months ended June 30, 2013, the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryforwards utilized to offset taxable income for the current period, subject to federal alternative minimum tax limitations. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at June 30, 2013, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future

The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time, and the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently out utilization of net operating loss carryforwards could be significantly limited.

[7]   Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendment requires that an entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We adopted the amended standards beginning January 1, 2013. As there was no other comprehensive income during six months ended June 30, 2013 or 2012 or the years ended December 31, 2012 or 2011, or any amounts reclassified out of accumulated other comprehensive income, there was no impact on our financial position, results of operations, or cash flows.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

[8]   Long-Term Debt

On September 11, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) between and among Imperium Commercial Finance Master Fund, LP, a Delaware limited partnership (“Imperium”), as lender, Cover-All Systems, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), as borrower, and the Company, as a guarantor. The Loan Agreement provides for a three-year term loan to the Subsidiary of $2,000,000, evidenced by a Term Note in favor of Imperium, and a three-year revolving credit line to the Subsidiary of up to $250,000, evidenced by a Revolving Credit Note in favor of Imperium (together with the Term Note, the “Imperium Notes”). The amount available to be borrowed under the revolving credit line may not exceed 80% of Eligible Accounts (as defined in the Loan Agreement). All amounts borrowed under the term loan and the revolving credit line are secured by a security interest in all of the assets of the Subsidiary and guaranteed by the Company, which guarantee is secured by a pledge by the Company of all of the outstanding shares of capital stock of the Subsidiary. As of June 30, 2013, no balance was outstanding under the Revolving Credit Line. As of June 30, 2013 the Long-Term Debt balance consists of the following:

Principal Balance Outstanding	$2,000,000
Discount	<454,124>
Long-Term Debt	$1,545,876

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

The Loan Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. If an event of default occurs and is continuing, Imperium has certain rights and remedies under the Loan Agreement. Additionally, the Loan Agreement requires the Company to maintain minimum revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”), tested annually, commencing with the twelve months ending September 30, 2013.

In connection with the Loan Agreement, the Company issued to Imperium a five-year warrant (the “Stock Purchase Warrant”) to purchase 1,400,000 shares of the Company’s common stock at an exercise price of $1.48 per share. The Stock Purchase Warrant is not exercisable until the earliest of (i) the date when Current Market Value (as defined therein) exceeds the exercise price multiplied by two, (ii) the date of a Change of Control (as defined therein), and (iii) the third anniversary of the date of issuance of the Stock Purchase Warrant. The Stock Purchase Warrant provides for adjustments to the exercise price and the number of shares issuable upon exercise in certain events to protect against dilution and for cashless exercise. The Stock Purchase Warrant also required the Company to file a registration statement with the Securities and Exchange Commission with respect to the shares issuable upon exercise of the Stock Purchase Warrant within 45 days of the date of issuance of the Stock Purchase Warrant, and that the Company use its best efforts to obtain the effectiveness of such registration statement within

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

90 days (subject to extension to 120 days) of the date of issuance of the Stock Purchase Warrant. The Company filed the Registration Statement and it was effective in the required time frame. If the Company failed to comply with its obligations to file the registration statement and obtain its effectiveness within the specified periods, and in certain other events, the Company would have been required to pay Imperium, for each month such failure continued, the amount of $22,500. The Stock Purchase Warrant also provided for piggyback registration rights. The proceeds from the $2,000,000 Imperium Note were allocated using the relative fair value method, to both the notes payable balance and warrants issued.

The Company also issued five-year warrants (the “Monarch Warrants”) to purchase 42,000 shares, in the aggregate, of the Company’s common stock at an exercise price of $1.48 per share, to Monarch Capital Group, LLC (“Monarch”), which acted as the Company’s financial adviser in connection with the loan transaction, and an officer of Monarch. The Monarch Warrants are not exercisable until the earliest of (i) the date when the Current Exercise Price (as defined therein) exceeds the exercise price multiplied by two, (ii) the date of a Change of Control transaction (as defined therein), and (iii) the third anniversary of the date of issuance. The Monarch Warrants provide for adjustment to the exercise price and the number of shares issuable upon exercise in certain events to protect against dilution and for cashless exercise. The Monarch Warrants also provided for piggyback registration rights.

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

[10]   Subsequent Event

On June 6, 2013, John W. Roblin, Non-Executive Chairman of the Board of Directors and former Chief Executive Officer of the Company, notified the Board of Directors of the Company of his intent to resign from his position as Chief Executive Officer of the Company, effective as of July 1, 2013.

On June 10, 2013, the Company announced, effective as of July 1, 2013, Mr. Roblin’s resignation as Chief Executive Officer and transition to Non-Executive Chairman, and further announced that Manish D. Shah, President of the Company, would assume the position of Chief Executive Officer of the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain risks, uncertainties and contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements. In addition to other factors and matters discussed elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”) over the last 12 months, including our Annual Report on Form 10-K filed with the SEC on March 29, 2013, these risks, uncertainties and contingencies include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services. Total revenue for the three months ended June 30, 2013 increased to approximately $4,004,000 from approximately $5,438,000 for the three months ended June 30, 2012, mainly due to a decrease in license and support services revenues for the three months ended June 30, 2013. Total revenue for the six months ended June 30, 2013 increased to approximately $10,889,000 from approximately $8,990,000 for the six months ended June 30, 2012, mainly due to an increase in license and professional services revenue.

The following is an overview of the key components of our revenue and other important financial data for the three and six months ended June 30, 2013:

Software Licenses. Our license revenue in the three and six months ended June 30, 2013 of approximately $697,000 and $4,320,000, respectively, was from new and existing customers who chose to renew, add onto or extend their use of our software. For the three and six months ended June 30, 2012, we generated approximately $2,296,000 and $2,426,000, respectively, in license revenue. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

Support Services. Support services revenue was approximately $1,981,000 and $4,004,000, respectively, in the three and six months ended June 30, 2013 compared to approximately $2,141,000 and $4,281,000, respectively, in the same periods in 2012. Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services. Professional services revenue was approximately $1,326,000 and $2,565,000, respectively, in the three and six months ended June 30, 2013 compared to approximately $1,001,000 and $2,283,000, respectively, in the same periods of 2012, due to an increase in demand for customizations and implementations of Cover-All Policy in the three and six months ended June 30, 2013.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Income (Loss) before Income Taxes. Income (loss) before income taxes was approximately $(1,145,000) and $(436,000), respectively, in the three and six months ended June 30, 2013 compared to approximately $(39,000) and $(1,501,000), respectively, in the same periods of 2012, primarily due to an increase in license revenue and our continuing and ongoing effort to maintain our expenses in line with our revenues for the six months ended June 30, 2013.

Net Income (Loss). Net income (loss) for the three and six months ended June 30, 2013 was approximately $(1,149,000) and $(444,000), respectively, compared to approximately $(39,000) and $(1,501,000), respectively, in the same periods of 2012. This was mainly a result of a decrease in license revenue in the three months ended June 30, 2013.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP metric, was approximately $217,000 and $2,214,000, respectively, for the three and six months ended June 30, 2013 compared to approximately $831,000 and $202,000, respectively, for the three and six months ended June 30, 2012.

Cash Flow. We generated approximately $2,446,000 in positive cash flow from operations in the first six months of 2013 and ended the period with approximately $2,288,000 in cash and cash equivalents and approximately $1,342,000 in accounts receivable.

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

As we shift over time from software development to deployment, from a financial perspective, the non-cash charges for amortization of developed software will increasingly impact our bottom line. Therefore, in order to provide more visibility to investors, we have decided to also report EBITDA to show what we believe is the Company’s earnings power without the impact of, among other items, amortization. In the first six months of 2013, the non-cash charge for amortization of capitalized software increased more than 49% from the same period in 2012 to approximately $2,273,000, and we expect this amount could exceed $3 million, or $0.12 per share, in 2013, depending on our sales success. Therefore, we believe that EBITDA will be a useful measure of the true earnings power of the Company while we complete the development and deployment cycle. As such, we expect to increasingly focus on EBITDA to evaluate our progress.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net Income (Loss)	$(1,148,999)	$(39,168)	$(443,673)	$(1,500,563)

Interest Income (Expense), Net	90,912	(5)	183,423	(37)
Income Tax Expense	3,505	—	8,171	—
Depreciation	66,398	43,252	128,236	83,112
Amortization	1,205,372	826,788	2,337,725	1,619,891

EBITDA	$217,188	$830,867	$2,213,882	$202,403

EBITDA per Common Share:
Basic	$0.01	$0.03	$0.09	$0.01
Diluted	$0.01	$0.03	$0.09	$0.01

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
License	17.4%	42.2%	39.7%	27.0%
Support Services	49.5	39.4	36.8	47.6
Professional Services	33.1	18.4	23.5	25.4
Total Revenues	100.0	100.0	100.0	100.00

Cost of Revenues:
License	21.7	21.8	21.3	24.2
Support Services	40.9	28.5	39.6	33.9
Professional Services	19.1	23.7	13.3	28.5
Total Cost of Revenues	81.7	74.0	74.2	86.6
Direct Margin	18.3	26.0	25.8	13.4

Operating Expenses:
Sales and Marketing	13.1	14.9	10.8	15.0
General and Administrative	12.2	8.2	9.8	9.7
Acquisition Expenses	—	—	—	1.5
Research and Development	19.4	3.8	7.6	4.0
Total Operating Expenses	44.7	26.9	28.2	30.2
Operating (Loss) Income	(26.4)	(0.9)	(2.4)	(16.8)

Other Expense (Income):
Interest Expense (Income)	2.3	—	1.7	—
Other Income	(0.1)	(0.2)	(0.1)	(0.1)
Total Other Expense (Income)	2.2	(0.2)	1.6	(0.1)
Income (Loss) Before Income Taxes	(28.6)	(0.7)	(4.0)	(16.7)

Income Taxes	0.1	—	0.1	—

Net Income (Loss)	(28.7)%	(0.7)%	(4.1)%	(16.7)%

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Total revenues for the three months ended June 30, 2013 were approximately $4,004,000 compared to approximately $5,438,000 for the same period in 2012. License fees were approximately $697,000 for the three months ended June 30, 2013 compared to approximately $2,296,000 in the same period in 2012 as a result of sales to new and existing customers in 2013. For the three months ended June 30, 2013, support services revenues were approximately $1,981,000 compared to approximately $2,141,000 in the same period of the prior year primarily due to the loss of two customers, annual renewals from existing customers and new customer contracts signed in 2013. Professional services revenue contributed approximately $1,326,000 in the three months ended June 30, 2013 compared to approximately $1,001,000 in the second quarter of 2012, as a result of an increase in demand for new

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

software capabilities and customizations from our current customer base and implementation of Cover-All Policy for our new customers.

For the six months ended June 30, 2013, total revenues were approximately $10,889,000 compared to approximately $8,990,000 in the same period of the prior year as a result of an increase in license and professional services revenue for the six months ended June 30, 2013.

Cost of sales was approximately $3,273,000 and $8,080,000, respectively, for the three and six months ended June 30, 2013 compared to approximately $4,025,000 and $7,789,000, respectively, for the same periods in 2012 due to an increase in personnel-related costs in the six months ended June 30, 2013. We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand. Non-cash capitalized software amortization was approximately $1,181,000 and $2,273,000, respectively, for the three and six months ended June 30, 2013 as compared to approximately $783,000 and $1,521,000, respectively, for the same periods in 2012. We capitalized approximately $646,000 and $1,430,000, respectively, of software development costs in the three and six months ended June 30, 2013 as compared to approximately $1,254,000 and $2,565,000, respectively, in the same periods in 2012.

Research and development expenses increased to approximately $775,000 and $826,000, respectively, for the three and six months ended June 30, 2013 as compared to approximately $205,000 and $360,000, respectively, for the same periods in 2012, primarily as a result of work on several new products and capabilities. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Acquisition expenses were approximately $0 for the three and six months ended June 30, 2013 as compared to approximately $0 and $137,000, respectively, in the same periods of 2012. These expenses in 2012 were in connection with the acquisition of substantially all of the assets (excluding working capital) of BlueWave in December 2011.

Sales and marketing expenses were approximately $526,000 and $1,174,000, respectively, for the three and six months ended June 30, 2013 as compared to approximately $812,000 and $1,349,000, respectively, in the same periods of 2012. This decrease in 2013 was primarily due to a decrease in our marketing and sales staff, resulting in a decrease in personnel-related costs and a reduction in expenditures related to advertising and promotion.

General and administrative expenses decreased to approximately $489,000 and $1,066,000, respectively, in the three and six months ended June 30, 2013 as compared to approximately $450,000 and $871,000, respectively, in the same periods in 2012. This increase in 2013 was mainly due to an increase in personnel-related costs and legal fees.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

At June 30, 2013, we had cash and cash equivalents of approximately $2,288,000 compared to cash and cash equivalents of approximately $1,354,000 at December 31, 2012. The increase in cash and cash equivalents is primarily attributable to the increase in license and professional services revenue in the six months ended June 30, 2013.

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

At June 30, 2013, we had working capital of approximately $468,000 compared to a working capital deficit of approximately $533,000 at December 31, 2012. For the six months ended June 30, 2013, net cash provided from operating activities totaled approximately $2,446,000 compared to approximately $128,000 for the six months ended June 30, 2012 due to an increase in license and professional services revenue for the six months ended June 30, 2013. In 2013, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.

For the six months ended June 30, 2013, net cash used for investing activities was approximately $1,449,000 compared to approximately $2,848,000 for the six months ended June 30, 2012. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. For the six months ended June 30, 2013, net cash used for financing activities was approximately $63,000 compared to approximately $0 for the six months ended June 30, 2012. The cash used for financing activities in 2013 consisted of the principal payments on our capital lease.

Funding Requirements

Our primary uses of cash are for operating expenses, including personnel-related expenditures, facilities and technology costs, and for interest only payments under our Loan Agreement.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

On December 16, 2011, we announced that our board of directors authorized a share buyback plan of up to 1,000,000 shares of the Company’s common stock, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Imperium Loan Agreement prohibits buybacks of our common stock.

On December 30, 2011, the Company completed the acquisition of the PipelineClaims assets (excluding working capital) of Ho’ike Services, Inc. dba BlueWave Technology (“BlueWave”), a provider of enterprise claims management software to the property and casualty insurance industry based in Honolulu, Hawaii. The aggregate purchase price for the acquisition, in addition to the assumption by the Company of certain assumed liabilities, consisted of the following: (i) $1,100,000 in cash on the closing date, (x) $635,821 of which (net of adjustments for certain prepayments to BlueWave and other prorations) was paid in cash to BlueWave, and (y) $400,000 of which was deposited into an escrow account to be held and distributed by an escrow agent pursuant to the terms of an escrow agreement to secure possible future indemnification claims and certain other post-closing matters in favor of the Company; and (ii) up to an aggregate of $750,000 in an earnout, which earnout will be based upon the performance of the acquired business in the five years following the closing. More particularly, for each of the five years following the closing, BlueWave will be entitled to receive an amount equal to ten percent (10%) of the PipelineClaims Free Cash Flow (as such term is defined in the purchase agreement) but in no event will the Company be required to pay to BlueWave in excess of $750,000 in the aggregate for the 5-year period. For the first year following the closing of the BlueWave transaction, BlueWave was not entitled to receive any earnout payment. In December 2012, we received a disbursement from the escrow account of $250,000 as a result of a contractual provision entitling us to such amount if PipelineClaims was not licensed by Island Insurance by December 31, 2012.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

Net Operating Loss Carryforwards

The deferred tax asset from tax net operating loss carryforwards of approximately $5,879,000 represents approximately $12,000,000 of net operating loss carryforwards which are subject to expiration beginning in 2023. During the six months ended June 30, 2013, the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryforwards utilized to offset taxable income for the current period, subject to federal alternative minimum tax limitations. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at June 30, 2013, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition
•	Valuation of Capitalized Software
•	Fair Value Measurements
•	Valuation of Allowance for Doubtful Accounts Receivable

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

Fair Value Measurements

As of June 30, 2013, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values.

Valuation of Allowance for Doubtful Accounts Receivable

Management’s estimate of the allowance for doubtful accounts is based on historical information, historical loss levels, and an analysis of the collectability of individual accounts. We routinely assess the financial strength of our customers and based upon factors concerning credit risk, establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * * * * * *

Statements in this Quarterly Report on Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause the Company’s actual results in future periods to differ materially from expected results. Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control. Those and other risks are described in the Company’s filings with the SEC over the last 12 months, including our Annual Report on Form 10-K filed with the SEC on March 29, 2013, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II:    OTHER INFORMATION

Item 1A.    Risk Factors.

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 29, 2013, have not materially changed.

Item 6.    Exhibits.

Exhibit
No.	Description

10.1	First Amendment to Employment Agreement, dated as of July 1, 2013, by and between the Company and Manish D. Shah [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-9228) filed on July 5, 2013].

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (Unaudited); (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

__________________

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101.1 hereto are not to be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are not to be deemed “filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date: August 14, 2013	By:	/s/ Manish D. Shah
Manish D. Shah, President and Chief
Executive Officer

Date: August 14, 2013	By:	/s/ Ann F. Massey
Ann F. Massey, Chief Financial Officer