Form 10-Q
period 2013-09-30
COVER ALL TECHNOLOGIES INC
filed 2013-11-01
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2013
Common Stock, $.01 par value per share	26,319,707 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

• • • • • • • • • •

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$1,499,869	$1,353,892
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	2,503,354	2,365,750
Prepaid Expenses	635,588	528,398
Deferred Tax Asset	910,998	910,998

Total Current Assets	5,549,809	5,159,038

Property and Equipment — Net	760,624	922,881

Goodwill	1,039,114	1,039,114

Capitalized Software (Less Accumulated Amortization of $21,118,531 and $17,658,748 in 2013 and 2012, Respectively)	8,785,608	10,441,992

Customer Lists/Relationship (Less Accumulated Amortization of $326,167 and $260,093 in 2013 and 2012, Respectively)	75,834	141,907

Deferred Tax Asset	2,614,430	2,614,430

Deferred Financing Costs (Net of Amortization of $28,716 and $7,870 in 2013 and 2012, Respectively)	63,567	84,413

Other Assets	255,110	362,806

Total Assets	$19,144,096	$20,766,581

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$1,128,194	$1,681,007
Accrued Expenses	658,152	1,390,533
Accrued Income Taxes	16,159	—
Deferred Charges	239,513	83,455
Current Portion of Capital Lease	113,430	109,878
Unearned Revenue	2,710,243	2,426,810

Total Current Liabilities	4,865,691	5,691,683

Long-Term Liabilities:
Long-Term Debt	1,591,810	1,457,945
Long-Term Portion of Capital Lease	382,257	476,664
Total Long-Term Liabilities	1,974,067	1,934,609

Total Liabilities	6,839,758	7,626,292

Commitments and Contingencies	—	—

Stockholders’ Equity: Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 26,319,707 and 25,936,106 Shares Issued and Outstanding in 2013 and 2012, Respectively	263,197	259,361

Additional Paid-In Capital	32,524,205	32,003,909

Accumulated Deficit	(20,483,064)	(19,122,981)

Total Stockholders’ Equity	12,304,338	13,140,289

Total Liabilities and Stockholders’ Equity	$19,144,096	$20,766,581

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Licenses	$1,028,474	$237,995	$5,348,322	$2,663,993
Support Services	2,002,028	2,167,994	6,006,206	6,449,353
Professional Services	2,028,602	863,734	4,593,917	3,146,817
Total Revenues	5,059,104	3,269,723	15,948,445	12,260,163
Cost of Revenues:
Licenses	1,203,966	1,028,347	3,527,090	3,203,881
Support Services	1,565,818	1,341,269	5,879,782	4,388,977
Professional Services	883,174	1,115,018	2,325,940	3,681,185
Total Cost of Revenues	3,652,958	3,484,634	11,732,812	11,274,043
Direct Margin	1,406,146	(214,911)	4,215,633	986,120
Operating Expenses:
Sales and Marketing	600,629	703,132	1,774,300	2,051,716
General and Administrative	492,364	391,652	1,558,325	1,262,775
Acquisition Costs	—	—	—	136,957
Reorganization Costs	319,014	—	319,014	—
Research and Development	807,586	177,772	1,633,611	537,278
Total Operating Expenses	2,219,863	1,272,556	5,285,250	3,988,726
Operating (Loss) Income	(813,717)	(1,487,467)	(1,069,617)	(3,002,606)
Other Expense (Income):
Interest Expense	92,397	27,925	275,820	27,925
Interest Income	—	—	—	(37)
Other Income	—	—	(3,821)	(14,539)
Total Other Expense (Income)	92,397	27,925	271,999	13,349
(Loss) Income Before Income Taxes	(906,114)	(1,515,392)	(1,341,616)	(3,015,955)
Income Taxes	10,295	—	18,466	—
Net (Loss) Income	$(916,409)	$(1,515,392)	$(1,360,082)	$(3,015,955)
Basic (Loss) Earnings Per Common Share	$(0.03)	$(0.06)	$(0.05)	$(0.12)
Diluted (Loss) Earnings Per Common Share	$(0.03)	$(0.06)	$(0.05)	$(0.12)
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	26,286,000	25,863,000	26,114,000	25,860,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	26,286,000	25,863,000	26,114,000	25,860,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2013	2012
Cash Flows Provided From Operating Activities:
Net (Loss) Income	$(1,360,082)	$(3,015,955)
Adjustments to Reconcile Net (Loss) Income to
Net Cash Provided From Operating Activities:
Depreciation	188,635	123,200
Amortization of Capitalized Software	3,459,783	2,523,765
Amortization of Customer Lists/Relationships	66,074	100,500
Amortization of Non-Compete Agreements	—	48,000
Amortization of Stock-Based Compensation	539,129	425,119
Amortization of Deferred Financing Costs	20,846	2,361
Stock Based Compensation Provided for Services	76,366	60,902
Capital Lease — Interest Payments	—	(1,791)
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(137,604)	(423,819)
Prepaid Expenses	(107,190)	(301,257)
Other Assets	107,696	(145,790)
Increase (Decrease) in:
Accounts Payable	(552,813)	1,196,197
Accrued Liabilities	(732,382)	(158,749)
Taxes Payable	16,159	—
Deferred Charges	156,058	(39,409)
Unearned Revenue	283,433	(95,982)
Net Cash Provided From Operating Activities	2,024,108	297,292

Cash Flows Used For Investing Activities:
Capital Expenditures	(26,378)	(256,709)
Capitalized Software Expenditures	(1,803,399)	(3,785,812)
Net Cash Used For Investing Activities	(1,829,777)	(4,042,521)

Cash Flows Provided From (Used For) Financing Activities:
Deferred Financing Costs	—	(127,500)
Proceeds from Loan Agreement	—	2,000,000
Proceeds from Note Payable	—	400,000
Capital Lease — Principal Payments	(90,855)	(30,757)
Payment of Debt	—	—
Proceeds from Exercise of Stock Options	42,501	21,250
Net Cash Provided From (Used For) Financing Activities	(48,354)	2,262,993

Net Increase (Decrease) in Cash and Cash Equivalents	145,977	(1,482,236)
Cash and Cash Equivalents — Beginning of Period	1,353,892	3,281,965

Cash and Cash Equivalents — End of Period	$1,499,869	$1,799,729

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$141,955	$10,368
Income Taxes	$—	$—

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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of September 30, 2013, and results of operations for the three and nine month periods ended September 30, 2013 and 2012 and the cash flows for the nine month periods ended September 30, 2013 and 2012, as applicable, have been made.

The results of operations for the three and nine month periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

[3] Capitalized Software Development Costs

Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Amortization is calculated on a product-by-product basis using the straight-line method over the remaining economic life of the product. The Company capitalized software development costs of approximately $373,000 and $1,803,000, respectively, in the three and nine months ended September 30, 2013 compared to approximately $1,107,000 and $3,786,000, respectively, in the same periods in 2012. Amortization of capitalized software development costs was approximately $1,187,000 and $3,460,000, respectively, in the three and nine months ended September 30, 2013 compared to approximately $1,003,000 and 2,524,000, respectively, in the same periods in 2012.

[4] Earnings Per Share

In the three and nine months ended September 30, 2013, common stock equivalents representing 3,434,520 shares of common stock were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive. In the three months ended September 30, 2012, common stock equivalents representing 4,002,839 shares of common stock were excluded from weighted average shares outstanding for diluted income per common share purposes because the effect would be anti-dilutive. In the nine months ended September 30, 2012, diluted loss per common share is identical to basic loss per common share as the Company is in a net loss position and the impact of including common stock equivalents is anti-dilutive.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[5] Stock-Based Compensation and Stock Purchase Plans

Stock Options

In the three and nine months ended September 30, 2013, we recognized approximately $184,000 and $615,000, respectively, of stock-based compensation expense in our consolidated financial statements.

Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Stock Incentive Plan (as amended in 2006 and in 2008) allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At September 30, 2013, an aggregate of 1,834,442 shares were available for grant under the 2005 Stock Incentive Plan.

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

- The Company does not anticipate issuance of dividends during the expected term.

	2013	2012
Expected volatility	45%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3–5	3–5
Risk-free interest rate	0.46%	0.46%

As of September 30, 2013, there was approximately $264,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements previously granted by the Company. That cost is expected to be recognized over a weighted-average period of 0.6 years.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the changes in our outstanding common stock options for all outstanding plans for the nine months ended September 30, 2013 is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2013	2,104,963	$0.85–1.67	2.8 years	$1.40
Exercised	(250,000)	0.85	—	0.85
Expired	(72,463)	1.38	—	1.38
Cancelled	(5,000)	1.55	—	1.55
Balance, September 30, 2013	1,777,500	$1.00–1.67	2.5 years	$1.48

Of the stock options outstanding at September 30, 2013, an aggregate of 983,500 are currently exercisable.

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

Warrants

As of September 30, 2013, there were 1,442,000 warrants outstanding. A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2013	1,442,000	$1.48	4.7	$1.48
Balance, September 30, 2013	1,442,000	$1.48	4.0	$1.48

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Time-Based Restricted Stock Units

A summary of the changes in our time-based restricted stock units, or RSUs, for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2013	402,500	$1.61
Granted	82,520	1.23
Cancelled	(10,000)	1.55
Vested	(260,000)	1.64
Balance, September 30, 2013	215,020	$1.49

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

[6] Income Taxes

The deferred tax asset from tax net operating loss carryforwards of approximately $5,879,000 represents approximately $12,000,000 of net operating loss carryforwards which are subject to expiration beginning in 2023. During the nine months ended September 30, 2013, the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryforwards utilized to offset taxable income for the current period, subject to federal alternative minimum tax limitations. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at September 30, 2013, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[7] Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendment requires that an entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We adopted the amended standards beginning January 1, 2013. As there was no other comprehensive income during the nine months ended September 30, 2013 or 2012 or the years ended December 31, 2012 or 2011, or any amounts reclassified out of accumulated other comprehensive income, there was no impact on our financial position, results of operations, or cash flows.

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

[8] Long-Term Debt

On September 11, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) between and among Imperium Commercial Finance Master Fund, LP, a Delaware limited partnership (“Imperium”), as lender, Cover-All Systems, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), as borrower, and the Company, as a guarantor. The Loan Agreement provides for a three-year term loan to the Subsidiary of $2,000,000, evidenced by a Term Note in favor of Imperium, and a three-year revolving credit line to the Subsidiary of up to $250,000, evidenced by a Revolving Credit Note in favor of Imperium (together with the Term Note, the “Imperium Notes”). The amount available to be borrowed under the revolving credit line may not exceed 80% of Eligible Accounts (as defined in the Loan Agreement). All amounts borrowed under the term loan and the revolving credit line are secured by a security interest in all of the assets of the Subsidiary and guaranteed by the Company, which guarantee is secured by a pledge by the Company of all of the outstanding shares of capital stock of the Subsidiary. As of September 30, 2013, no balance was outstanding under the Revolving Credit Line. As of September 30, 2013, the Long-Term Debt balance consists of the following:

Principal Balance Outstanding	$2,000,000
Discount	(408,190)
Long-Term Debt	$1,591,810

Interest on the outstanding principal balance under the Imperium Notes accrues at a fixed rate equal to eight percent (8%) per annum and is payable monthly. The $2,000,000 principal balance and any remaining interest under the Imperium Notes will be immediately due and payable on the earliest of (1) September 10, 2015, or (2) the

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

date Imperium’s obligation to advance funds under the revolving credit line is terminated following an event of default pursuant to the terms and conditions of the Loan Agreement. Payments and prepayments received by Imperium will be applied against principal and interest as provided for in the Loan Agreement.

The Loan Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. If an event of default occurs and is continuing, Imperium has certain rights and remedies under the Loan Agreement. Additionally, the Loan Agreement requires the Company to maintain minimum revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”), tested annually, commencing with the twelve months ending September 30, 2013. As of September 30, 2013, the Company was in compliance with its minimum revenue and EBITDA covenants under the Loan Agreement.

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

The Company also issued five-year warrants (the “Monarch Warrants”) to purchase 42,000 shares, in the aggregate, of the Company’s common stock at an exercise price of $1.48 per share, to Monarch Capital Group, LLC (“Monarch”), which acted as the Company’s financial adviser in connection with the loan transaction, and an officer of Monarch. The Monarch Warrants are not exercisable until the earliest of (i) the date when the Current Exercise Price (as defined therein) exceeds the exercise price multiplied by two, (ii) the date of a Change of Control transaction (as defined therein), and (iii) the third anniversary of the date of issuance. The Monarch Warrants provide for adjustment to the exercise price and the number of shares issuable upon exercise in certain events to protect against dilution and for cashless exercise. The Monarch Warrants also provided for piggyback registration rights. On April 10, 2013, the Company amended and restated the terms of the Imperium Warrant and each of the Finder’s Warrants to provide that the aggregate number of shares issuable on exercise of the Imperium Warrant and the Finder’s Warrants shall not exceed 19.9% of the Company’s issued and outstanding shares of common stock at the date of original issuance (i.e., 5,171,145 shares of common stock based on 25,857,730 shares of common stock issued and outstanding at September 11, 2012) without first obtaining the approval of the Company’s stockholders.

In connection with the Imperium Loan Agreement financing, the Company incurred deferred financing costs of approximately $92,000, which will be amortized over the life of the loan (or earlier if the loan becomes due or is repaid before its fixed maturity).

[9] Commitments and Contingencies

Sales and Use Tax Audit

In May of 2012, the New York State Department of Taxation and Finance commenced an examination for tax years 2009 through 2012 of state sales and use tax. During the pendency of this audit, the Department of Taxation and Finance extended the period of its examination through February 28, 2013. As of the date of this quarterly report on Form 10-Q, the Department of Taxation and Finance has not issued a formal notice of determination or notice of deficiency in this matter.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[10] Reorganization Costs

During the three months ended September 30, 2013, the Company recorded reorganization charges aggregating approximately $319,000 which are included in “Reorganization Costs” in the consolidated statements of operations for 2013. These reorganization costs consist of severance payments to former employees of the Company, including the former Chief Executive Officer.

The following table summarizes the components of the reorganization cost liability during 2013:

Employee Separation Costs
Balance, January 1, 2013	$—
Charges	319,014
Cash Payments	71,068
Balance, September 30, 2013	$247,946

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services. Total revenue for the three months ended September 30, 2013 increased to approximately $5,059,000 from approximately $3,270,000 for the three months ended September 30, 2012, mainly due to an increase in license and professional services revenues for the three months ended September 30, 2013. Total revenue for the nine months ended September 30, 2013 increased to approximately $15,948,000 from approximately $12,260,000 for the nine months ended September 30, 2012, mainly due to an increase in license and professional services revenues.

The following is an overview of the key components of our revenue and other important financial data for the three and nine months ended September 30, 2013:

Software Licenses. Our license revenue in the three and nine months ended September 30, 2013 of approximately $1,028,000 and $5,348,000, respectively, was from new and existing customers who chose to renew, add onto or extend their use of our software. For the three and nine months ended September 30, 2012, we generated approximately $238,000 and $2,664,000, respectively, in license revenue. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

Support Services. Support services revenue was approximately $2,002,000 and $6,006,000, respectively, in the three and nine months ended September 30, 2013 compared to approximately $2,168,000 and $6,449,000, respectively, in the same periods in 2012. Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new maintenance associated with new license sales and annual price increases.

Professional Services. Professional services revenue was approximately $2,029,000 and $4,594,000, respectively, in the three and nine months ended September 30, 2013 compared to approximately $864,000 and $3,147,000, respectively, in the same periods of 2012, due to increased demand for customizations and implementations of Cover-All Policy for the three and nine months ended September 30, 2013 compared to the same periods of 2012.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

(Loss) Income before Income Taxes. (Loss) income before income taxes was approximately $(906,000) and $(1,342,000), respectively, in the three and nine months ended September 30, 2013 compared to approximately $(1,515,000) and $(3,016,000), respectively, in the same periods of 2012, primarily due to an increase in license and professional services revenues and our continuing and ongoing effort to maintain our expenses in line with our revenues for the nine months ended September 30, 2013.

Net (Loss) Income. Net (loss) income for the three and nine months ended September 30, 2013 was approximately $(916,000) and $(1,360,000), respectively, compared to approximately $(1,515,000) and $(3,016,000), respectively, in the same periods of 2012. This was mainly a result of an increase in license and professional services revenues in the three and nine months ended September 30, 2013.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP metric, was approximately $456,000 and $2,670,000, respectively, for the three and nine months ended September 30, 2013 compared to approximately $(393,000) and $(190,000), respectively, for the three and nine months ended September 30, 2012.

Cash Flow. We generated approximately $2,024,000 in positive cash flow from operations in the first nine months of 2013 and ended the period with approximately $1,500,000 in cash and cash equivalents and approximately $2,503,000 in accounts receivable.

We continue to face competition for growth in 2013 mainly in the marketing and selling of our products and services to new customers, caused by a number of factors, including long sales cycles and general economic and business conditions. In addition, there are risks related to customers’ acceptance and implementation delays, which could affect the timing and amount of license revenue we are able to recognize. However, given the positive response to our new software from existing customers and the introduction of additional software capabilities, we are enhancing our sales and marketing efforts to both new and existing customers. Consequently, we are incurring sales and marketing expense in advance of generating the corresponding revenue.

As we shift over time from software development to deployment, from a financial perspective, the non-cash charges for amortization of developed software will increasingly impact our bottom line. Therefore, in order to provide more visibility to investors, we have decided to also report EBITDA to show what we believe is the Company’s earnings power without the impact of, among other items, amortization. In the first nine months of 2013, the non-cash charge for amortization of capitalized software increased more than 37% from the same period in 2012 to approximately $3,460,000, and we expect this amount could exceed $4 million, or $0.18 per share, in 2013, depending on our sales success. Therefore, we believe that EBITDA will be a useful measure of the true earnings power of the Company while we complete the development and deployment cycle. As such, we expect to increasingly focus on EBITDA to evaluate our progress.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net (Loss) Income	$(916,409)	$(1,515,392)	$(1,360,082)	$(3,015,955)

Interest (Income) Expense, Net	92,397	27,924	275,820	27,888
Income Tax Expense	10,295	—	18,466	—
Depreciation	60,399	40,096	188,635	123,200
Amortization	1,208,979	1,054,735	3,546,704	2,674,627

EBITDA	$455,661	$(392,637)	$2,669,543	$(190,240)

EBITDA per Common Share:
Basic	$0.02	$(0.02)	$0.10	$(0.01)
Diluted	$0.02	$(0.02)	$0.10	$(0.01)

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
License	20.3%	7.3%	33.5%	21.7%
Support Services	39.6	66.3	37.7	52.6
Professional Services	40.1	26.4	28.8	25.7
Total Revenues	100.0	100.0	100.0	100.00

Cost of Revenues:
License	23.8	31.5	22.1	26.1
Support Services	31.0	41.0	36.9	35.8
Professional Services	17.4	34.1	14.6	30.1
Total Cost of Revenues	72.2	106.6	73.6	92.0
Direct Margin	27.8	(6.6)	26.4	8.0

Operating Expenses:
Sales and Marketing	11.9	21.5	11.1	16.7
General and Administrative	9.7	11.9	9.8	10.3
Acquisition Expenses	—	—	—	1.1
Reorganization Costs	6.3	—	2.0	—
Research and Development	16.0	5.4	10.2	4.4
Total Operating Expenses	43.9	38.8	33.1	32.5
Operating (Loss) Income	(16.1)	(45.4)	(6.7)	(24.5)

Other (Expense) Income:
Interest (Expense) Income	(1.8)	(0.9)	(1.7)	(0.2)
Other Income	—	—	—	0.1
Total Other (Expense) Income	(1.8)	(0.9)	(1.7)	(0.1)
(Loss) Income Before Income Taxes	(17.9)	(46.3)	(8.4)	(24.6)

Income Taxes	0.2	—	0.1	—

Net (Loss) Income	(18.1)%	(46.3)%	(8.5)%	(24.6)%

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Total revenues for the three months ended September 30, 2013 were approximately $5,059,000 compared to approximately $3,270,000 for the same period in 2012. License fees were approximately $1,028,000 for the three months ended September 30, 2013 compared to approximately $238,000 in the same period in 2012 as a result of sales to new and existing customers in 2013. For the three months ended September 30, 2013, support services revenue was approximately $2,002,000 compared to approximately $2,168,000 in the same period of the prior year primarily due to annual renewals from existing customers and new customer contracts signed in 2012 and 2013, offset by the loss of two customers in in the fourth quarter of 2012. Professional services revenue contributed approximately $2,029,000 in the three months ended September 30, 2013 compared to approximately $864,000 for

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

the three months ended September 30, 2012 as a result of an increase in demand for new software capabilities and customizations from our current customer base and implementation of Cover-All Policy for our new customers.

For the nine months ended September 30, 2013, total revenues were approximately $15,948,000 compared to approximately $12,260,000 in the same period of the prior year as a result of an increase in license and professional services revenues for the nine months ended September 30, 2013.

Cost of sales increased to approximately $3,653,000 and $11,733,000, respectively, for the three and nine months ended September 30, 2013 compared to approximately $3,485,000 and $11,274,000, respectively, for the same periods in 2012 due to an increase in personnel-related costs for support services in the nine months ended September 30, 2013. We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand. Non-cash capitalized software amortization was approximately $1,187,000 and $3,460,000, respectively, for the three and nine months ended September 30, 2013 as compared to approximately $1,003,000 and $2,524,000, respectively, for the same periods in 2012. We capitalized approximately $373,000 and $1,803,000, respectively, of software development costs in the three and nine months ended September 30, 2013 as compared to approximately $1,107,000 and $3,786,000, respectively, in the same periods in 2012.

Research and development expenses increased to approximately $808,000 and $1,634,000, respectively, for the three and nine months ended September 30, 2013 as compared to approximately $178,000 and $537,000, respectively, for the same periods in 2012 primarily as a result of work on several new products and capabilities. We continue our efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were approximately $601,000 and $1,774,000, respectively, for the three and nine months ended September 30, 2013 as compared to approximately $703,000 and $2,052,000, respectively, in the same periods of 2012. This decrease in 2013 was primarily due to a reduction in our marketing and sales staff, resulting in a decrease in personnel-related costs and a decrease in expenditures related to advertising and promotion.

Acquisition expenses were approximately $0 for the three and nine months ended September 30, 2013 as compared to approximately $0 and $137,000, respectively, in the same periods of 2012. These expenses in 2012 were in connection with the acquisition of substantially all of the assets (excluding working capital) of Ho’ike Services, Inc. dba BlueWave Technology in December 2011.

General and administrative expenses increased to approximately $492,000 and $1,558,000, respectively, in the three and nine months ended September 30, 2013 as compared to approximately $392,000 and $1,263,000, respectively, in the same periods in 2012. This increase in 2013 was mainly due to personnel-related costs allocated for our new Chief Executive Officer.

Reorganization expenses, consisting of severance payments to former employees of the Company, including our former Chief Executive Officer, were approximately $319,000 for the three and nine months ended September 30, 2013 as compared to $0 in the same periods of 2012.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

On September 11, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) providing for a $2.25 million credit facility with Imperium Commercial Finance Master Fund, LP (“Imperium”), an affiliate of Imperium Partners. The $2.25 million credit facility, which will support our product/services expansion and growth initiatives, consists of a $2 million three-year term loan, evidenced by a term note bearing interest at a fixed rate of 8% per annum, and a $250,000 revolving credit facility, evidenced by a revolving credit note also bearing interest at a fixed rate of 8% per annum (together with the term note, the “Imperium Notes”). Imperium also received five-year warrants to purchase 1.4 million shares of our common stock, with an exercise price of $1.48 per share.

In connection with the Imperium Loan Agreement financing, we incurred deferred financing costs of $92,283, which will be amortized over the life of the loan (or earlier if the loan becomes due or is repaid before its fixed maturity).

At September 30, 2013, we had cash and cash equivalents of approximately $1,500,000 compared to cash and cash equivalents of approximately $1,354,000 at December 31, 2012. The increase in cash and cash equivalents is primarily attributable to the increase in license and professional services revenues in the nine months ended September 30, 2013.

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

Our ability to continue to control expenses, maintain existing revenue streams and anticipate new revenue will impact the amounts and certainty of cash flows. We intend to maintain our expenses in line with existing revenue streams from maintenance support, ASP services, and professional services and to invest in our products consistent with our sales efforts.

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

At September 30, 2013, we had working capital of approximately $684,000 compared to a working capital deficit of approximately $(533,000) at December 31, 2012. This increase in our working capital resulted primarily from an increase in license and professional services revenues. For the nine months ended September 30, 2013, net cash provided from operating activities totaled approximately $2,024,000 compared to approximately $297,000 for the nine months ended September 30, 2012 due to an increase in license and professional services revenues for the for the nine months ended September 30, 2013. In 2013, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.

For the nine months ended September 30, 2013, net cash used for investing activities was approximately $1,830,000 compared to approximately $4,043,000 for the nine months ended September 30, 2012. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations and financing and by borrowings under the Imperium credit facility. For the nine months ended September 30, 2013, net cash provided from (used for) financing activities was approximately $(48,000) compared to approximately $2,263,000 for the nine months ended September 30, 2012. The cash used for financing activities in 2013 consisted of the principal payments on our capital lease.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Funding Requirements

Our primary uses of cash are for operating expenses, including personnel-related expenditures, facilities and technology costs, and for interest-only payments under our Loan Agreement.

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

On December 30, 2011, we completed the acquisition of the PipelineClaims assets (excluding working capital) of Ho’ike Services, Inc. dba BlueWave Technology (“BlueWave”), a provider of enterprise claims management software to the property and casualty insurance industry based in Honolulu, Hawaii. The aggregate purchase price for the acquisition, in addition to the assumption by us of certain assumed liabilities, consisted of the following: (i) $1,100,000 in cash on the closing date, (x) $635,821 of which (net of adjustments for certain prepayments to BlueWave and other prorations) was paid in cash to BlueWave, and (y) $400,000 of which was deposited into an escrow account to be held and distributed by an escrow agent pursuant to the terms of an escrow agreement to secure possible future indemnification claims and certain other post-closing matters in our favor; and (ii) up to an aggregate of $750,000 in an earnout, which earnout will be based upon the performance of the acquired business in the five years following the closing. More particularly, for each of the five years following the closing, BlueWave will be entitled to receive an amount equal to ten percent (10%) of the PipelineClaims Free Cash Flow (as such term is defined in the purchase agreement) but in no event will we be required to pay to BlueWave in excess of $750,000 in the aggregate for the 5-year period. For the first year following the closing of the BlueWave transaction, BlueWave was not entitled to receive any earnout payment. In December 2012, we received a disbursement from the escrow account of $250,000 as a result of a contractual provision entitling us to such amount if PipelineClaims was not licensed by Island Insurance by December 31, 2012.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

In May of 2012, the New York State Department of Taxation and Finance commenced an examination for tax years 2009 through 2012 of state sales and use tax. During the pendency of this audit, the Department of Taxation and Finance extended the period of its examination through February 28, 2013. As of the date of this quarterly report on Form 10-Q, the Department of Taxation and Finance has not issued a formal notice of determination or notice of deficiency in this matter; however, we do not expect any tax adjustments that would have a material impact on our financial position or results of operations.

Net Operating Loss Carryforwards

The deferred tax asset from tax net operating loss carryforwards of approximately $5,879,000 represents approximately $12,000,000 of net operating loss carryforwards which are subject to expiration beginning in 2023. During the nine months ended September 30, 2013, the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryforwards utilized to offset taxable income for the current period, subject to federal alternative minimum tax limitations. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at September 30, 2013, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Valuation of Capitalized Software

•	Fair Value Measurements

•	Valuation of Allowance for Doubtful Accounts Receivable

•	Business Combination, Goodwill and Other Intangible Assets

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

Fair Value Measurements

As of September 30, 2013, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101.1*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL):
(i) Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (Unaudited); (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

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

COVER-ALL TECHNOLOGIES INC.

Date: November 1, 2013	By:	/s/ Manish D. Shah
Manish D. Shah, President and Chief Executive Officer

Date: November 1, 2013	By:	/s/ Ann F. Massey
Ann F. Massey, Chief Financial Officer