Form 10-K
period 2013-12-31
COVER ALL TECHNOLOGIES INC
filed 2014-03-28
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2013.

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from __ to __.

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

Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22,318,000.

As of March 17, 2014, there were 26,638,477 shares outstanding of our common stock.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference as described in Part III.

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

In December 2013, we announced general availability of Cover-All Dev Studio, a visual configuration platform for building new and maintaining existing pre-built commercial insurance products for Cover-All Policy.

In December 2011, we expanded our portfolio of insurance solutions by acquiring the assets of a leading claims solution provider, Ho’ike Services, Inc. dba BlueWave Technology (“BlueWave”). The acquisition of claims software marked another milestone in our goal of becoming a leading full solution provider to the property and casualty insurance industry.

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

We generate revenue from software contract licenses, professional services fees from ongoing software customization and continuing support fees for technical and regulatory software updates on a monthly basis. We provide a wide range of professional services including Cover-All software implementations, ongoing product customizations, conversion from existing systems, data integration with other software or reporting agencies and technical services related to Cover-All software. We also offer ongoing support services including incorporating recent insurance rates, rules and forms changes. These support services provide turnkey solutions to our customers as we perform analysis, development, quality assurance, documentation and distribution for delivering changes in a timely fashion.

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

PRODUCTS

Cover-All is focused on core systems and data analytics for the property and casualty insurance marketplace. We offer three categories of product suites. Core system products include Policy and Claims that are part of a modular integrated suite. Studio products include Dev Studio, Test Studio and Conversion Studio for managing development, testing and configuration aspects of insurance products for Cover-All Policy. Finally, data analytics products include various data repositories specifically designed for property and casualty insurance as well as business intelligence capabilities such as reports, KPIs and dashboards and other analytics. These system are designed be sold and operate as standalone platforms as well as an integrated suite. In order to support this strategy, Cover-All has also created a number of reusable foundational software components such as Cover-All Security and Cover-All Content Management Systems which are used in various Cover-All products.

Our latest product, Cover-All Dev Studio, was announced in 2012 and was released in the fourth quarter of 2013. Dev Studio enables Cover-All customers to create new products or change existing products through a powerful set of “rules and tools.” This product works in conjunction with Cover-All’s pre-built, out-of-the-box ISO products (Commercial Auto, Commercial Package, Business Owners Policy (BOP) and Workers Compensation to give Cover-All customers shorter implementation times with less risk by providing them with the choice of buying versus building and the option to do both as business conditions dictate.

Cover-All Policy

Cover-All Policy platform is a customizable and configurable web-based, data-centric “hub and spoke” software platform built around a shared “information hub” and a suite of pre-built commercial insurance products. Cover-All Policy is designed for insurance agents, brokers and carriers with integrated workflows and access to real-time information. By centralizing the data in the Policy platform and using customized components to enable processes, we can quickly build a unique solution for each customer.

Cover-All Policy is designed to efficiently and rapidly adapt to changes in our customer’s business needs as well as to address the complexity and rate of change of the insurance business, state regulation and technology innovation. The first version of the architecture concept was originally introduced in 2001 and it has been significantly enhanced and expanded every year since. An early version of the product, formerly known as My Insurance Center, utilized our then-existing rating and issuance products. In 2009, we announced MIC NexGen, a set of capabilities designed and built to support the entire policy issuance process to add significant functionality, enhance performance and position Cover-All to introduce new service offerings. Significant development and expansion of both the policy platform and the products in 2010 and extending into 2013 resulted in a new significantly expanded policy administration platform offering called Cover-All Policy and pre-built commercial insurance products including ISO® Commercial Automobile, Commercial Package and Business Owners Policy (BOP) as well as Workers Compensation, collectively known as Cover-All Products.

Our new Cover-All Policy platform is a powerful set of tools and capabilities providing full policy support (data capture, rate, quote, issue, statistical reporting, print, audits and complete policy lifecycle management) for customized products that we believe is unparalleled in the insurance industry. We have also developed a set of processes and tools that enable us to work together with our customers in an interactive development process that, when combined with our offshore development resources, deliver these products in short time frames. These capabilities have been redesigned and expanded into a revolutionary “Rules and Tools” product called Cover-All Dev Studio, announced in 2012 and released in the fourth quarter of 2013.

In addition to our ability to create and support custom products, we offer off-the-shelf products including full support for complex products as ISO’s (Insurance Services Office) Commercial Automobile, Commercial Package and BOP for all states as well as full support for Workers Compensation. All of these products were available in 2012. With the delivery of the new pre-built commercial insurance products, we have completely replaced all our older platforms, collectively known as Classic, with new, fully integrated state-of-the-art technologies.

Cover-All’s Policy platform and pre-built commercial insurance products have been redesigned by us to enable us to provide services to our customers that can be measured in terms of quality, speed and value. In addition, we are able to provide a significant number of capabilities to our customers to enable them to customize, personalize and control their Policy platform in real time.

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

•

Integration – Policy provides real-time integration with audit logs for seamlessly integrating Cover-All software with other systems in our customers’ technical ecosystem.

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

We believe that this flexibility of Cover-All Policy is a competitive advantage, and we have utilized its capabilities to develop many custom products as well as all state support for NCCI-based Workers Compensation and ISO-based Commercial Automobile, Commercial Package and Businessowners Policy. The new Cover-All Policy and pre-built commercial insurance products replaced our earlier MIC Rating & Issuance products that have been in use by our customers for many years. Today, we offer off-the-shelf support for most commercial business in all 50 states, the District of Columbia and Puerto Rico.

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

MARKETING

We maintain an in-house sales and marketing staff. We also utilize outside consultants and other complimentary service providers to market our products. We are redesigning our Internet site and are establishing linkages to portals and other websites. We will continue to expand in 2014 as we focus on the Internet as a valuable source of information for current and potential customers interested in our products and services. We participate in, display and demonstrate our software products at industry trade shows. Our consulting staff, business partners and other third parties also generate sales leads. We also communicate with our existing customers in a variety of ways.

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

Research and development expenses were $2,315,000, $912,000 and $617,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

INTELLECTUAL PROPERTY

We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We currently have no patents or patent applications pending.

BACKLOG

We had no unrecognized licenses, support services or professional services backlog of unbilled work of as of December 31, 2013.

MAJOR CUSTOMERS

Our product line is in use in over 30 companies. For the years ended December 31, 2013, 2012 and 2011, we had two, four and three customers who contributed revenues in excess of 10% of our total revenues for the respective years.

As our business has grown, we have become less reliant on any one major customer, including American International Group, Inc. (“AIG”). For the year ended December 31, 2013, one customer, a unit of AIG, generated approximately 24% of our revenues and a second customer, which is not affiliated with AIG, generated approximately 11% of our revenues.

For the years ended December 31, 2013, 2012 and 2011, the one unit of AIG generated approximately 24%, 12% and 10% of our revenues, respectively. The aggregate percentage of our total revenues generated by AIG, including certain other units which were former customers, for the years ended December 31, 2013, 2012 and 2011, respectively, is 24%, 19% and 19%.

EMPLOYEES

We had 60 employees, all of whom were full-time employees, as of December 31, 2013. None of our employees is represented by a labor union, and we have not experienced any work stoppages. We believe that relations with our employees are good.

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

We may need additional financing to continue to fund the ongoing development on new products and services necessary to remain competitive, finance acquisitions and business development to expand and grow our business generally. If equity securities are issued in connection with a financing or business acquisition, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to additional restrictions on our operations and finances both in and outside the ordinary course of business. As of December 31, 2013, we had net stockholders’ equity of approximately $10,917,000.

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

We depend on key personnel.

Our success depends to a significant extent upon a limited number of members of senior management and other key employees, including Manish D. Shah, our President and Chief Executive Officer, and Maryanne Gallagher, our Senior Vice President, Product Support. We maintain “key-man” life insurance on Mr. Shah and Ms. Gallagher in the amount of $1,000,000 per individual. The loss of the service of one or more key managers or other key employees could have a significant and adverse effect upon our business, operating results or financial condition. In addition, we believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense. We may not be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results or financial condition.

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

Our Loan Agreement with Imperium provides for a three-year term loan facility to Cover-All Systems of $2 million and a three-year revolving credit line to Cover-All Systems of up to $250,000. As of December 31, 2013, we had $2 million outstanding under the term loan and no amounts outstanding under the revolving credit line. Our Loan Agreement imposes on us certain restrictions and contains financial covenants. Our debt service obligations and the amortization of deferred financing costs associated with entering into the Loan Agreement could have important consequences to the Company and its financial condition and results of operations. If we do not generate sufficient cash from our operations to service our debt obligations under the Loan Agreement, we may need to take one or more actions, including refinancing our debt, obtaining additional financing, selling assets, obtaining additional equity capital, restructuring our operations or reducing or delaying capital or other expenditures. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt obligations under the Loan Agreement and meet our other obligations. Under the Loan Agreement, Cover-All Systems granted a security interest in substantially all of its assets to Imperium. In addition, we guaranteed Cover-All Systems’ performance under the Loan Agreement and pledged all of the outstanding shares of Cover-All Systems in support of such guarantee. The Loan Agreement contains covenants that, among other things, require us to maintain minimum revenues and EBITDA (determined on a consolidated basis), tested annually, commencing with the twelve months ending September 30, 2013. As of September 30, 2013, we were in compliance with our minimum revenue and EBITDA covenants under the Loan Agreement. If we or Cover-All Systems default on the covenants or other obligations under the Loan Agreement and are unable to cure any such default, Imperium could elect to declare all borrowings outstanding under the Loan Agreement, together with accumulated and unpaid interest and other fees, immediately due and payable.

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

In 2013, 2012 and 2011, our software products operations depended primarily on certain existing major customers. Two customers generated approximately 24% and 11% of our revenues in 2013. One of the two customers, a unit of AIG, accounted for approximately 24%, 12% and 10% of our total revenues in 2013, 2012 and 2011, respectively. One other customer, a second unit of AIG, accounted for approximately 4% and 5% of our total revenues in 2012 and 2011, respectively. Another customer, a third unit of AIG, generated approximately 3% and 4% of our total revenues for the years ended December 31, 2012 and 2011, respectively.

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

Under the United States Internal Revenue Code, companies that have not been operating profitably are allowed to apply certain of their past losses to offset future taxable income liabilities they may incur once they reach profitability. These amounts are known as net operating tax loss carryforwards. At December 31, 2013, we had approximately $11.8 million of federal net operating tax loss carryforwards expiring at various dates through 2028. Because of certain provisions of the Tax Reform Act of 1986 related to change of control, however, we may not get the full benefit of these loss carryforwards. If we are limited from using net operating tax loss carryforwards to offset any of our income, this would increase our taxes owed and reduce our cash for operations.

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

In addition, we have office space of approximately 2,500 square feet located in Honolulu, Hawaii, under a lease which is due to expire on July 1, 2015. We believe that our Honolulu office space is also well maintained and will be adequate to meet our needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

Our common stock is traded on the NYSE MKT (formerly known as NYSE Amex) under the symbol “COVR”. The table below sets forth for the periods indicated the high and low sales prices for our common stock as reported on the NYSE MKT.

2013:	High	Low
4th Quarter	$1.48	$1.01
3rd Quarter	1.45	1.12
2nd Quarter	1.58	1.20
1st Quarter	1.42	1.14

2012:	High	Low
4th Quarter	$1.30	$1.00
3rd Quarter	1.72	1.05
2nd Quarter	2.40	1.05
1st Quarter	2.40	1.44

As of March 17, 2014, there were 412 holders of record of our common stock. This number does not include beneficial owners who may hold their shares in street name.

No dividends were declared in 2013 or 2012.

The closing sales price for our common stock on March 17, 2014 was $1.61, as reported by the NYSE MKT.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2013, information related to our equity compensation plans. All options to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Referenced in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	3,398,809	1.49	1,716,902
Equity Compensation Plans Not Approved by Security Holders	__	__	__
Total	3,398,809	1.49	1,716,902

(1)

Reflects grants under our Amended and Restated 2005 Stock Incentive Plan. The numbers in the table include the restricted stock granted under our Amended and Restated 2005 Stock Incentive Plan.

PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder returns (including reinvestment of dividends) from the period from December 31, 2008 through December 31, 2013 on an investment of $100 in (i) our common stock, (ii) the Russell Microcap Index (an index of microcap companies), and (iii) an index of peer companies selected by us (the “Peer Group”), as described below. You should be aware that historical results are not necessarily indicative of future performance.

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

Our Peer Group consists of Computer Sciences Corporation, Ebix Inc., Pegasystems Inc. and Sapient Corp.

ITEM 6.

SELECTED FINANCIAL DATA

The following selected historical consolidated financial information as of December 31, 2013 and 2012, and for each of the years ended December 31, 2013, 2012 and 2011, have been derived from and should be read in conjunction with our audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The selected historical consolidated financial information as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

Selected Five-Year Consolidated Financial Data

The following is a summary of selected five-year consolidated financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009:

	Year ended December 31,
	2013	2012		2011	2010		2009
Statement of Operations Data:	(in thousands, except per share amounts)
Revenues	$20,483	$16,225		$17,596	$17,457		$14,515
(Loss) Income before income tax	(2,868)	(5,232)		1,185	2,215		3,335
Net (loss) income	(2,898)	(4,974	)(1)	1,185	2,952	(2)	3,917	(3)
Net (loss) income per share – basic	(0.11)	(0.19)		0.05	0.12		0.16
Net (loss) income per share – diluted	(0.11)	(0.19)		0.05	0.12		0.16
Cash dividends per share	$—	$—		$—	$—		$0.03

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$1,849	$1,354	$3,282	$5,893	$4,324
Working capital (deficit)	(19)	(533)	3,238	5,013	7,232
Total assets	18,724	20,767	20,458	19,513	14,999
Short-term debt	—	—	—	400	—
Long-term debt	1,639	1,458	—	—	—
Stockholders’ equity	$10,917	$13,140	$16,921	$15,204	$11,502

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

Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2013 and 2012:

	2013
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Total revenues	$6,886	$4,004	$5,059	$4,534
Operating income (loss)	$803	$(1,058)	$(814)	$(1,338)
Net income (loss)	$705	$(1,149)	$(916)	$(1,538)
Net income (loss) per common share
Basic	$0.03	$(0.04)	$(0.03)	$(0.06)
Diluted	$0.03	$(0.04)	$(0.03)	$(0.06)

	2012
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Total revenues	$3,552	$5,438	$3,270	$3,965
Operating (loss) income	$(1,462)	$(54)	$(1,487)	$(2,118)
Net (loss) income	$(1,461)	$(39)	$(1,515)	$(1,959)
Net (loss) income per common share
Basic	$(0.06)	$(0.00)	$(0.06)	$(0.08)
Diluted	$(0.06)	$(0.00)	$(0.06)	$(0.08)

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services. Total revenue in 2013 was $20,483,000 compared to $16,225,000 in 2012, due to an increase in license and professional services offset by a slight decrease in support services.

The following is an overview of the key components of our revenue and other important financial data in 2013:

Software Licenses. License revenue was $5,947,000 in 2013 compared to $3,921,000 in 2012 as a result of three new customer sales and five sales to existing customers in 2013. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

Support Services. Support services revenue was $8,147.000 in 2013 compared to $8,296,000 in 2012. The decrease in maintenance revenue in 2013 was mainly due to maintenance from new customer contracts not recognizable in 2013 because the new contracts were signed later in the year and the loss of two customers in late 2012. Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new support services associated with new license sales and annual price increases.

Professional Services. The increase in professional services revenue to $6,388,000 in 2013 from $4,007,000 in 2012 was a result of increased demand for new software capabilities and customizations from new customers and our current customer base.

Income (Loss) before Provision for Income Taxes. Income (loss) before provision for income taxes was $(2,868,000) in 2013 compared to $(5,232,000) in 2012, primarily due to an increase in license and professional service revenue offset by a slight decrease in support services revenue , and an increase in amortization of capitalized software, support and research and development costs.

Income Taxes (Benefit). We recorded income taxes (benefit) of $30,000 and $(258,000) in 2013 and 2012, respectively.

Net Income (Loss). Net (loss) income for 2013 was $(2,898,000) compared to $(4,974,000) in 2012, mainly as a result of an increase in license and professional services revenue offset by an increase in amortization of capitalized software, support and research and development costs.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP metric, was $2,604,000 for 2013 compared to $(1,088,000) for 2012, an increase of 339%.

Cash Flow. We generated $2,778,000 in positive cash flow from operations in 2013 and ended the year with $1,849,000 in cash and cash equivalents and $2,604,000 in accounts receivable.

We continue to face competition for growth in 2014 mainly in the marketing and selling of our products and services to new customers caused by a number of factors, including long sales cycles and general economic and business conditions. In addition, there are risks related to customers’ acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize. However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers. Consequently, we continue to incur additional sales and marketing expense in advance of generating the corresponding revenue.

As we shift over time from software development to deployment, from a financial perspective, the non-cash charges for amortization of developed software will increasingly impact our bottom line. Therefore, in order to provide more visibility to investors, we have decided to also report EBITDA to show what we believe is the Company’s earnings power without the impact of, among other items, amortization. In 2013, the non-cash charge for amortization of capitalized software increased more than 32% from 2012 to $4.6 million. Therefore, we believe that EBITDA will be a useful measure of the true earnings power of the Company while we complete the development and deployment cycle. As such, we expect to increasingly focus on EBITDA to evaluate our progress.

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

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the years ended December 31, 2013 and 2012:

	2013	2012

Net (Loss) Income	$(2,898,377)	$(4,974,231)

Interest income, net	464,072	125,815
Income tax (benefit) expense	30,379	(257,928)
Depreciation	251,853	296,693
Amortization	4,755,896	3,721,665

EBITDA	$2,603,823	$(1,087,986)

EBITDA per common share:

Basic	$0.10	$(0.04)

Diluted	$0.10	$(0.04)

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2013	2012	2011
Revenues:
License	29.0%	24.2%	27.1%
Support Services	39.8	51.1	47.4
Professional Services	31.2	24.7	25.5
Total Revenues	100.0	100.0	100.0

Cost of Revenues:
License	23.4	26.8	16.7
Support Services	34.6	41.2	26.8
Professional Services	17.1	28.8	24.5
Total Cost of Revenues	75.1	96.8	68.0
Direct Margin	24.9	3.2	32.0

Operating Expenses:
Sales and Marketing	11.0	15.8	10.1
General and Administrative	12.8	12.5	10.9
Acquisition Costs	—	0.8	0.8
Restructuring Cost	1.6	—	—
Research and Development	11.3	5.6	3.5
Total Operating Expenses	36.7	34.7	25.3

Operating Income	(11.8)	(31.5)	6.7

Other (Income) Expense:
Interest Expense	2.3	0.8	0.1
Interest Income	—	—	—
Other Expense	—	—	—
Other Income	(0.1)	(0.1)	(0.1)
Total Other (Income) Expense	2.2	0.7	(0.0)

Income Before Income Taxes	(14.0)	(32.2)	6.7

Income Tax Benefit:	0.2	(1.6)	—

Net (Loss) Income	(14.2)%	(30.6)%	6.7%

YEAR ENDED DECEMBER 31, 2013 COMPARED WITH YEAR ENDED DECEMBER 31, 2012

Revenues

Total revenues were $20,483,000 for the year ended December 31, 2013 compared to $16,225,000 for the year ended December 31, 2012. License fees were $5,947,000 for the year ended December 31, 2013 compared to $3,921,000 in 2012, an increase of 52%, as a result of new customer license sales, sales to existing customers and an increased sales and marketing effort in 2013. For the year ended December 31, 2013, support services revenues were $8,147,000 compared to $8,296,000 of the prior year, due to the annual renewal of existing customers’ maintenance and maintenance from new customer contracts and the loss of two customers at the end of 2012. Professional services revenue contributed $6,388,000 for the year ended December 31, 2013 compared to $4,007,000 for the year ended December 31, 2012 as a result of increased demand for new software capabilities and customizations from our new and existing customer base.

Cost of sales decreased to $15,383,000 for the year ended December 31, 2013 as compared to $15,714,000 for 2012, due to cost savings associated with staffing changes. Non-cash capitalized software amortization was $4,646,000 for the year ended December 31, 2013 as compared to $3,525,000 in 2012. We capitalized software development costs of $2,169,000 in 2013 compared to $4,337,000 in 2012.

Expenses

Research and Development. Research and development expenses were $2,315,000 for the year ended December 31, 2013 compared to $912,000 in 2012, primarily due to our research and development staff working on stabilizing various new software capabilities that were capitalized in 2012. We intend to continue to maintain our ongoing effort to enhance the functionality of our products and solutions to remain competitive.

Sales and Marketing. Sales and marketing expenses decreased to $2,255,000 for the year ended December 31, 2013 from $2,557,000 in 2012, primarily due to cost savings related to personnel costs and advertising and promotion expenses.

Acquisition. Acquisition expenses were approximately $0 for the year ended December 31, 2013 as compared to $137,000 in 2012. These expenses were in connection with the acquisition of BlueWave in 2011.

Restructuring Costs. Restructuring costs were approximately $319,000 for the year ended December 31, 2013 as compared to 0 in 2012. These expenses consisted of severance payments to former employees of the Company, including our former Chief Executive Officer.

General and Administrative. General and administrative expenses were $2,619,000 in 2013 as compared to $2,026,000 in 2012. The increase in the general and administrative expenses was mainly due to the performance based annual bonus earned in 2013.

Other Income. We had $4,000 of other income for the year ended December 31, 2013 compared to $15,000 of other income for the year ended December 31, 2012.

Income Taxes (Benefit). In 2013, we recorded income taxes of $30,000. We also recorded an income tax benefit of $258,000 in 2012.

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

On July 17, 2012, we issued a promissory note, in the aggregate principal amount of $400,000, to John W. Roblin, who at the time was our Chairman and Chief Executive Officer (the “Roblin Note”). The Roblin Note bore interest at a rate equal to 9% per annum and was repayable by us upon our receipt of a payment from a certain customer in the amount of $896,000, which was due October 31, 2012 or sooner if the customer payment was received. We received the customer payment and, on November 13, 2012, we repaid the Roblin Note in full.

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

At December 31, 2013, we had cash and cash equivalents of $1,849,000 compared to cash and cash equivalents of $1,354,000 at December 31, 2012. The increase in cash and cash equivalents is primarily attributable to new customer sales in 2013 and an increase in license and professional services revenue in 2013.

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

At December 31, 2013, we had a working capital deficit of $(19,000) compared to a working capital of $(533,000) at December 31, 2012. This increase in our working capital resulted primarily from an increase in license and professional services revenue in 2013. Net cash provided from operating activities totaled approximately $2,778,000 in 2013 compared to approximately $823,000 in 2012. In 2013, cash flow from operating activities represented our principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.

In 2013, net cash used for investing activities was approximately $2,207,000 compared to approximately $4,615,000 in 2012. The decrease in net cash used for investing activities was mainly due to a significant decrease in capitalized software. We expect capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. We use cash to invest in capital and other assets to support our growth.

In 2013, net cash provided from financing activities was approximately $(76,000) compared to approximately $(347,000) in 2012. The cash used by financing activities in 2013 consisted of proceeds from the exercise of stock options offset by the payment of debt related to the purchase of furniture in 2013. The cash provided from financing activities in 2012 consisted of proceeds from our Loan Agreement with Imperium and proceeds from the exercise of stock options.

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

The New York State Department of Taxation and Finance (the “Department”) commenced an examination of the Company for state sales and use tax for audit periods March 1, 2009 through May 31, 2012. During this audit, the

Department extended its examination through February 28, 2013. In February 2014, the Company received a Statement of Proposed Audit Change from the Department. The Change asserts proposed Sales and Use Tax due in the amount of approximately $191,600 together with interest of approximately $46,400. Interest will continue to accrue on the proposed outstanding balances until date of payment.

Net Operating Tax Loss Carryforwards

At December 31, 2013, we had approximately $11,800,000 of federal net operating tax loss carryforwards expiring at various dates through 2028. The Tax Reform Act of 1986 enacted a complex set of rules which limit a company’s ability to utilize net operating tax loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define ownership change as a greater than 50 percent point change in stock ownership within a defined testing period, which is generally a three-year period. As a result of stock which may be issued by us from time to time or the result of other changes in ownership of our outstanding stock, we may experience an ownership change and consequently our utilization of net operating tax loss carryforwards could be significantly limited.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at December 31, 2013:

Payments due by period

(in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$514	$130	$384	$—	$—
Operating Leases	3,548	655	1,717	1,176	—
Long-Term Debt	2,000	—	2,000	—	—
Total	$6,062	$785	$4,101	$1,176	$—

We lease one facility in Morristown, New Jersey, which lease expires April 1, 2020 and one facility in Honolulu, Hawaii, which lease expires July 1, 2015. We also leased one facility in New York, New York, which lease expired January 31, 2014. We also lease various furniture and telephone and computer equipment.

OFF-BALANCE-SHEET ARRANGEMENTS

During the year ended December 31, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

RECENT ACCOUNTING AND AUDITING DEVELOPMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendment requires that an entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We adopted the amended standards beginning January 1, 2013. As there was no other comprehensive income during the years ended December 31, 2013, 2012 or 2011, or any amounts reclassified out of accumulated other comprehensive income, there was no impact on our financial position, results of operations, or cash flows.

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

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit (“UTB”), or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the UTB should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control – Integrated Framework.”

Based upon its assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based upon those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item and not otherwise set forth below will be included in the Proxy Statement and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 18, 2014, regarding our executive officers:

Name	Age	Position
Manish D. Shah	42	Director, President and Chief Executive Officer
Maryanne Z. Gallagher	52	Senior Vice President, Product Support
Ann F. Massey	55	Senior Vice President, Chief Financial Officer and Secretary
Shailesh Mehrotra	44	Senior Vice President, Product Management & Technology
Alyssa Hostelley	39	Senior Vice President, Client Services
Aaron Herrmann	44	Senior Vice President, Sales and Marketing

The biographies of our executive officers are set forth below:

Manish D. Shah has served as our Chief Executive Officer since July 1, 2013.  He has served as a member of our Board and as our President since November 2008 and has served as our Chief Technology Officer since May 2004. Prior to his promotion to the position of our President, he served as our Executive Vice President since May 2008. Mr. Shah served as our Director of Technology from December 2002 through May 2004 and served as our technology consultant from September 2000 through December 2001. He graduated with Honors from the Columbia University Executive MBA Program in May 2008. Prior to joining us, Mr. Shah held several technology management positions at various companies such as Andersen Consulting, P&O Nedlloyd and Tata Consultancy Services in different industries for over 10 years.

Maryanne Z. Gallagher has served as our Senior Vice President of Product Support since October 1, 2013. Prior to SVP-Product Support, she served as our Executive Vice President and Chief Operating Officer since May 2008 and February 2001, respectively. Prior to holding the position of Chief Operating Officer, she served as our Senior Vice President since January 2000. From November 1998 until December 1999, Ms. Gallagher served as our Vice President - Customer Service. Ms. Gallagher joined us in 1990 and has held various development and support positions in our Classic division through 1998.

Ann F. Massey has served as our Chief Financial Officer since February 2001, and Senior Vice President of Finance since October 1, 2013, as our Secretary since April 1997 and as our Controller since March 1997. From March 1996 to March 1997, Ms. Massey served as our Assistant Treasurer. From 1994 until February 1996, Ms. Massey served as Assistant Controller for our insurance services division. Prior to 1994, Ms. Massey had served as our Accounting Manager.

Shailesh Mehrotra has served as our Senior Vice President of Product Management and Technology since October 1, 2013. Prior to SVP-Product Management and Technology, he served as Vice President for the Business Intelligence division since joining the Company in 2010. Mr. Mehrotra holds a Masters in Computer Science from IIT, Mumbai and Bachelors in Computer Science from SGSITS, Indore. Prior to joining us, Mr. Mehrotra held positions at Ernst & Young and Tata Consultancy Services.

Alyssa Hostelley has served as our Senior Vice President of Client Services since October 1, 2013. Prior to SVP-Client Services, she served as Executive Vice President of BlueWave Claims since 2011 and Executive Vice President of Marketing since 2012. Prior to joining us, Ms. Hostelley served as President of BlueWave Technology and held a number of positions at Blue Cross BlueShield of Hawaii, in almost 15 years in the insurance industry.

Aaron Herrmann has served as our Senior Vice President of Sales and Marketing since January 7, 2014. Prior to SVP-Sales and Marketing, he served as Vice President in the sales division since 2012. Prior to joining us, Mr. Herrmann served as the Director of Sales and Marketing for Systema Software for 2 years and as a Regional Sales Manager for Aon eSolutions (previously Valley Oak Systems) for 7 years.

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

COVER-ALL TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cover-All Technologies Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cover-All Technologies Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

New York, New York

March 28, 2014

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets:
Current Assets:
Cash and Cash Equivalents	$1,848,571	$1,353,892
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000 in 2013 and 2012)	2,604,489	2,365,750
Prepaid Expenses	491,905	528,398
Deferred Tax Asset	850,500	910,998

Total Current Assets	5,795,465	5,159,038

Property and Equipment - At Cost:
Furniture, Fixtures and Equipment	1,336,048	1,373,485
Less: Accumulated Depreciation	627,458	450,604

Property and Equipment - Net	708,590	922,881

Goodwill	1,039,114	1,039,114

Capitalized Software (Less Accumulated Amortization of $22,305,191 and $17,658,748 in 2013 and 2012, Respectively)	7,964,583	10,441,992

Customer Lists/Relationships (Less Accumulated Amortization of $341,333 and $260,093 in 2013 and 2012, Respectively)	60,667	141,907

Deferred Tax Asset	2,674,928	2,614,430

Deferred Financing Costs (Net Amortization of $36,082 and $7,870, Respectively)	56,201	84,413

Other Assets	424,522	362,806

Total Assets	$18,724,070	$20,766,581

See Accompanying Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2013	2012
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	$1,059,238	$1,681,007
Accrued Expenses	1,412,400	1,390,533
Deferred Charges	231,051	83,455
Current Portion of Capital Lease	114,640	109,878
Deferred Revenue	2,997,455	2,426,810

Total Current Liabilities	5,814,784	5,691,683

Long-Term Liabilities:
Long-Term Debt	1,639,109	1,457,945
Long-Term Portion of Capital Lease	353,139	476,664

Total Long-Term Liabilities	1,992,248	1,934,609

Total Liabilities	7,807,032	7,626,292

Commitments and Contingencies

Stockholders' Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 26,402,227 and 25,936,106 Shares Issued and Outstanding in 2013 and 2012, Respectively	264,022	259,361

Additional Paid-in Capital	32,674,374	32,003,909

Accumulated Deficit	(22,021,358)	(19,122,981)

Total Stockholders' Equity	10,917,038	13,140,289

Total Liabilities and Stockholders' Equity	$18,724,070	$20,766,581

See Accompanying Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Years ended
	December 31,
	2013	2012	2011
Revenues:
Licenses	$5,947,225	$3,921,171	$4,769,863
Support Services	8,147,108	8,296,263	8,345,792
Professional Services	6,388,403	4,007,405	4,480,043

Total Revenues	20,482,736	16,224,839	17,595,698

Costs of Revenues:
Licenses	4,794,113	4,344,837	2,948,667
Support Services	7,089,456	6,687,683	4,711,864
Professional Services	3,499,100	4,681,203	4,313,160

Total Costs of Revenues	15,382,669	15,713,723	11,973,691

Direct Margin	5,100,067	511,116	5,622,007

Operating Expenses:
Sales and Marketing	2,255,059	2,557,273	1,776,573
General and Administrative	2,618,543	2,026,180	1,913,129
Acquisition Costs	—	136,957	137,020
Restructuring Cost	319,014	—	—
Research and Development	2,315,198	911,688	616,703

Total Operating Expenses	7,507,814	5,632,098	4,443,425

Operating (Loss) Income	(2,407,747)	(5,120,982)	1,178,582

Other Expense (Income):
Interest Expense	464,071	125,852	13,767
Interest Income	—	(37)	(269)

Other Income	(3,821)	(14,638)	(19,682)

Total Other Expense (Income)	460,250	111,177	(6,184)

(Loss) Income Before Income Taxes	(2,867,997)	(5,232,159)	1,184,766

Income Tax Expense (Benefit)	30,380	(257,928)	—

Net (Loss) Income	$(2,898,377)	$(4,974,231)	$1,184,766

See Accompanying Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Years ended
	December 31,
	2013	2012	2011

Basic (Loss) Earnings Per Common Share	$(.11)	$(.19)	$.05

Diluted (Loss) Earnings Per Common Share	$(.11)	$(.19)	$.05

Weighted Average Number of Common Shares Outstanding for Basic (Loss) Earnings Per Common Share	26,173,000	25,869,969	25,324,000

Weighted Average Number of Common Shares Outstanding for Diluted (Loss) Earnings Per Common Share	26,173,000	25,869,969	26,002,000

See Accompanying Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

		Additional			Total
		Paid-in	Accumulated	Treasury	Stockholders'
	Common Stock	Capital	Deficit	Stock	Equity

Balance at January 1, 2011	$252,016	$30,450,122	$(15,333,516)	$(164,894)	$15,203,728

Retirement of Treasury Stock	(4,468)	(627,176)	—	631,644	—
Exercise of 820,000 Stock Options and Warrants	8,200	511,500	—	(466,750)	52,950
Vesting of 165,000 Shares of Restricted Stock to Several of Our Employees	1,650	(1,650)	—	—	—
Grant of 42,858 Shares of Restricted Stock to Non-Employee Directors	429	86,571	—	—	87,000
Non-Cash Stock-Based Compensation	—	392,691	—	—	392,691
Net Income	—	—	1,184,766	—	1,184,766
Balance at December 31, 2011	257,827	30,812,058	(14,148,750)	—	16,921,135

Exercise of 25,000 Stock Options	250	21,000	—	—	21,250
Vesting of 75,000 Shares of Restricted Stock to Several of Our Employees	750	(750)	—	—	—
Grant of 53,376 Shares of Restricted Stock to Non-Employee Directors	534	86,466	—	—	87,000
Non-Cash Stock-Based Compensation	—	543,080	—	—	543,080
Warrants issued in connection with Debt	—	542,055	—	—	542,055
Net Loss	—	—	(4,974,231)	—	(4,974,231)
Balance at December 31, 2012	259,361	32,003,909	(19,122,981)	—	13,140,289

Exercise of 123,601 Stock Options and Warrants	1,236	41,265	—	—	42,501
Vesting of 260,000 Shares of Restricted Stock to Several of Our Employees	2,600	(2,600)	—	—	—
Grant of 82,520 Shares of Restricted Stock to Non-Employee Directors	825	100,675	—	—	101,500
Non-Cash Stock-Based Compensation	—	531,125	—	—	531,125
Net Loss	—	—	(2,898,377)	—	(2,898,377)
Balance at December 31, 2013	$264,022	$32,674,374	$(22,021,358)	$—	$10,917,038

See Accompanying Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years ended
	December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net (Loss) Income	$(2,898,377)	$(4,974,231)	$1,184,766
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation	251,853	296,693	146,397
Amortization of Capitalized Software	4,646,443	3,524,724	1,549,314
Amortization of Customer Lists/Relationships	81,240	134,000	73,333
Amortization of Non-Competition Agreements	—	49,956	64,000
Amortization of Deferred Financing Costs	28,212	7,870	—
Amortization of Stock-Based Compensation	712,289	543,080	392,691
Stock-Based Compensation Provided for Services	101,500	87,000	87,000
Deferred Tax Benefit	—	(257,928)	—

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(238,739)	(547,957)	77,412
Prepaid Expenses	36,493	61,287	114,498
Other Assets	(61,716)	(145,835)	44
Increase (Decrease) in:
Accounts Payable	(621,769)	1,240,372	166,725
Accrued Liabilities	21,867	636,645	(609,818)

Deferred Charges	147,596	39,667	(52,545)

Unearned Revenue	570,645	127,825	123,302

Net Cash Provided by Operating Activities	2,777,537	823,168	3,317,119

Cash Flows from Investing Activities:
Capital Expenditures	(37,562)	(278,106)	—
Capitalized Software Expenditures	(2,169,034)	(4,337,005)	(4,544,932)

Cost of Acquisition	—	—	(1,035,821)

Net Cash Used for Investing Activities	(2,206,596)	(4,615,111)	(5,580,753)

Cash Flows from Financing Activities:
Deferred Financing Costs	—	(92,283)	—
Proceeds from Loan Agreement	—	2,000,000	—
Proceeds from Note Payable	—	400,000	—
Capital Lease - Principal Payments	(118,763)	(65,097)	—
Payment of Debt	—	(400,000)	(400,000)

Proceeds from Exercise of Stock Options, Restricted Stock and Warrants	42,501	21,250	52,950

Net Cash (Used for) Provided by Financing Activities	(76,262)	1,863,870	(347,050)

Net Increase (Decrease) in Cash and Cash Equivalents	494,679	(1,928,073)	(2,610,684)

Cash and Cash Equivalents - Beginning of Years	1,353,892	3,281,965	5,892,649

Cash and Cash Equivalents - End of Years	$1,848,571	$1,353,892	$3,281,965

See Accompanying Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years ended
	December 31,
	2013	2012	2011

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$282,908	$70,517	$13,767
Income Taxes	$30,380	$—	$27,413

See Accompanying Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

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

Revenue Recognition - Our revenues are recognized in accordance with Accounting Standards Codification ("ASC") 986-605, Software Revenue Recognition. Revenue from the sale of software licenses is recognized when standardized software modules are delivered to and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable. Revenue from support services are recognized ratably over the lives of the contracts. Revenue from professional services is recognized when the service is provided.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers principally major insurance companies, who are dispersed across many geographic regions. As of December 31, 2013, seven customers accounted for approximately 64% of our trade accounts receivable portfolio. As of December 31, 2012, four customers accounted for approximately 79% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies (Continued)

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

For the year ended December 31, 2013, we recognized $813,788 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2012, we recognized $1,172,135 of stock-based compensation expense in our consolidated financial statements. For the year ended December 31, 2011, we recognized $479,691 of stock-based compensation expense in our consolidated financial statements.

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

Intangible Assets - All of the Company's intangible assets are amortized using the straight-line method over their estimated useful lives, which ranges from 2.5 to 3 years. The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the intangible asset to its carrying value. If an impairment exists, the Company calculates the impairment by comparing the carrying value of the intangible asset to its fair value as determined by discounted expected cash flows. The Company has not recorded any impairments in 2013, 2012 and 2011.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies (Continued)

Goodwill - Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company applies ASC 350, "Intangibles—Goodwill and Other," and performs an annual goodwill impairment test during the fourth quarter of the Company's fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit's goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates. No impairment to the carrying value of goodwill was identified by the Company during the years ended December 31, 2013, 2012 and 2011.

In 2013, the Company adopted FASB Accounting Standards Update ("ASU") 2012-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment , which permits an entity to take a qualitative approach to determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test.

Capitalized Software Development Costs - Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Amortization is calculated on a product-by-product basis using the straight-line method over the remaining economic life of the product. At each balance sheet date, the unamortized capitalized costs of each computer software product is compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and deploying that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale. The Company capitalized software development costs of approximately $2,169,000, $4,337,000 and $4,545,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising Expense - The Company expenses advertising costs as incurred. Advertising expense in 2013, 2012 and 2011 was $253,500, $372,134 and $268,489, respectively, and is reported as a component of sales and marketing expense.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies (Continued)

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

The Company evaluates all significant tax positions as required by generally accepted accounting principles in the United States. As of December 31, 2013, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next 12 months. The Company’s income tax returns are subject to examination by the appropriate tax jurisdictions. As of December 31, 2013, the Company’s federal and various state tax returns generally remain open for the last three years.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2) Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendment requires that an entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We adopted the amended standards beginning January 1, 2013. As there was no other comprehensive income during the years ended December 31, 2013, 2012 or 2011, or any amounts reclassified out of accumulated other comprehensive income, there was no impact on our financial position, results of operations, or cash flows.

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

In July 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires an entity to present an unrecognized tax benefit ("UTB"), or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the UTB should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.

We believe there is no additional new accounting guidance adopted, but not yet effective, that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which may have a significance impact on the Company’s financial reporting, if and when enacted.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Acquisition

On December 30, 2011, the Company entered into an Asset Purchase Agreement with Ho'ike Services, Inc., dba BlueWave Technology, a Hawaii corporation. Under the terms of the Purchase Agreement, the Company purchased from Seller certain of the assets (excluding working capital) and assumed certain liabilities of Seller's business of developing and servicing enterprise claims management software for use in the property and casualty insurance industry, including for use by property and casualty insurance companies, third party administrators, managing general agents, self-insured employers and state funds and providing certain services related thereto, which Business Seller had marketed under the name "PipelineClaims."

The purchase price for the Assets, in addition to the assumption by the Company of the Assumed Liabilities, consists of the following: (i) $1,1000,000 in cash (subject to adjustment) on the Closing Date, (x) $635,821 of which (net of adjustments for certain prepayments to Seller and other prorations) was paid in cash to Seller, and (y) $400,000 of which was deposited into an escrow account to be held and distributed by an escrow agent pursuant to the terms of an escrow agreement to secure possible future indemnification claims and certain other post-closing matters in favor of the Company; and (ii) up to an aggregate of $750,000 in an earnout, which earnout shall be based upon the performance of the Business in the five (5) years following the closing of the Acquisition. More particularly, for each of the five (5) years following the Acquisition, Seller will be entitled to receive an amount equal to ten percent (10%) of the PipelineClaims Free Cash Flow (as such term is defined in the Purchase Agreement) but in no event will the Company be required to pay to Seller in excess of $750,000 in the aggregate for the 5-year period. In December 2012, the Company received a disbursement from the escrow account of $250,000 as a result of a contractual provision entitling the Company to such amount if PipelineClaims was licensed by Island Insurance by December 31, 2012.

On December 30, 2011, the acquisition was valued at $1,035,821. As a result of this acquisition, the Company acquired the following assets:

Prepaid Expenses	$13,163
Computer Equipment	10,658
Customer List	182,000
Software	830,000

Total	$1,035,821

The above amounts represent the allocation of the purchase price based on the asset valuation which occurred during March 2012.

The components of our amortizable intangible assets are as follows:

	December 31, 2013				December 31, 2012
				Weighted				Weighted
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(In years)	Amount	Amortization	Amount	(In years)
Customer List	$402,000	$(341,333)	$60,667	3.0	$401,190	$(260,093)	$141,097	3.0
Non-Competition Agreements	—	—	—	2.5	160,000	(160,000)	—	2.5

Totals	$402,000	$(341,333)	$60,667		$561,190	$(420,093)	$141,097

Future amortization expense, calculated on the straight-line basis, for the net carrying amount of intangible assets at December 31, 2013, is as follows:

December 31,
2014	$60,667

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(4) Property and Equipment

The following is a summary of property and equipment at cost, less accumulated depreciation and amortization:

	December 31,
	2013	2012

Computers and Equipment	$390,220	$439,298
Vehicles	72,914	147,914
Furniture and Fixtures	752,451	743,976
Leasehold Improvements	120,462	42,297

Totals - At Cost	1,336,047	1,373,485
Less: Accumulated Depreciation and Amortization	627,457	450,604

Property and Equipment - Net	$708,590	$922,881

Property and equipment includes assets under capital lease obligations with a capitalized cost of $644,047 and accumulated amortization of $150,278 at December 31, 2013. Depreciation expense charged to the Statements of Operations was $251,852 and $296,693 for the years ended December 31, 2013 and 2012, respectively.

(5) Commitments, Contingencies and Related Party Transactions

Operating Leases - The Company leases approximately 23,400 square feet of office space under a lease which expires in April 2020 and approximately 6,000 square feet of office space under a lease which expires in January 2014, and approximately 2,500 square feet of office space under a lease which expires in July 2015.

Rent expense was $901,661, $792,805 and $709,976 for the years ended December 31, 2013, 2012 and 2011, respectively.

Our future minimum lease commitments under the noncancellable operating leases for rental of our office space in effect at December 31, 2013 were as follows:

Year ending
December 31,
2014	$654,652
2015	587,451
2016	558,962
2017	570,668
2018 and Thereafter	1,176,452

Total	$3,548,185

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(5) Commitments, Contingencies and Related Party Transactions (Continued)

Employment Contracts - Effective March 1, 2012, we have an employment contract with another one of our executives with an expiration date of February 28, 2015. The aggregate commitment for future salary at December 31, 2013 was approximately $325,000. The contract also includes a bonus based on the performance of the Company. The contract also granted 400,000 stock options and 125,000 shares of restricted stock on the effective date.

Sales and Use Tax Audit - The New York State Department of Taxation and Finance commenced an examination of the Company for sales and use tax for audits periods March 1, 2009 through May 31, 2012. During the pendency of this audit, the Department of Taxation and Finance extended the period of its examination through February 28, 2013. In February 2014, the Company received a Statement of Proposed Audit Change from the Department. The Change asserts proposed Sales and Use Tax due in the amount of approximately $191,600 together with interest of approximately $46,400. Interest will continue to accrue on the proposed outstanding balances until date of payment.

(6) Income Taxes

An analysis of the components of the income tax (benefit) is as follows:

	Years ended
	December 31,
	2013	2012	2011
Current:
Federal	$—	$(2,018,410)	$—
State	30,380	(534,285)	—

Totals	30,80	(2,552,695)	—

Deferred	—	2,294,767	—

Income Tax (Benefit)	$30,380	$(257,928)	$—

The income tax (benefit) differs from the amount computed by applying the statutory federal income tax rate to (loss) income before income taxes as follows:

	Years ended
	December 31,
	2013	2012	2011

Computed Federal Statutory Tax (Benefit) Expense	$(975,119)	$(1,778,934)	$402,820

State Income Tax Benefit, Net of Federal Benefit	(215,100)	(313,930)	71,086

Expired Net Operating Losses	—	1,098,781	—

Valuation Allowance Adjustment	1,297,374	736,155	798,000

Tax Benefit of Federal Net Operating Loss Carryforward	(76,775)	—	(1,271,906)

Actual Tax (Benefit)	$30,380	$(257,928)	$—

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(6) Income Taxes (Continued)

The components of the net deferred tax asset and liability were as follows:

	Years ended
	December 31,
	2013	2012
Deferred Tax Assets - Current:
Accounts Receivable Allowance	$10,000	$10,000
Vacation Accrual	9,200	9,200
Net Operating Loss Carryforwards	831,300	891,798

Current Deferred Tax Asset	$850,500	$910,998

Deferred Tax Asset (Liability) - Long-Term:
Net Operating Loss Carryforward	$3,840,896	$4,029,472
Property, Equipment and Intangibles	3,265,889	1,625,613
Valuation Allowance	(4,431,857)	(3,040,655)

Long-Term Deferred Tax Asset	$2,674,928	$2,614,430

The deferred tax asset at December 31, 2013 from net operating loss carryforwards was approximately $4,673,000 which represents approximately $11,800,000 of federal net operating loss carryforwards and $7,360,000 of state net operating loss carryforwards that are subject to expiration beginning in 2023. During the year ended December 31, 2013 and 2012, the deferred tax asset valuation allowance increased by approximately $1,391,100 and $736,000, respectively. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at December 31, 2013, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(7) Long-Term Debt

On September 11, 2012, the Company entered into a Loan and Security Agreement ("Loan Agreement") between and among Imperium Commercial Finance Master Fund, LP, a Delaware limited partnership ("Imperium"), as lender, Cover-All Systems, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), as borrower, and the Company, as a guarantor. The Loan Agreement provides for a three-year term loan to the Subsidiary of $2,000,000, evidenced by a Term Note in favor of Imperium, and a three-year revolving credit line to the Subsidiary of up to $250,000, evidenced by a Revolving Credit Note in favor of Imperium (together with the Term Note, the "Imperium Note"). The amount available to be borrowed under the revolving credit line may not exceed 80% of Eligible Accounts (as defined in the Loan Agreement). All amounts borrowed under the term loan and the revolving credit line are secured by a security interest in all of the assets of the Subsidiary and guaranteed by the Company, which guarantee is secured by a pledge by the Company of all of the outstanding shares of capital stock of the Subsidiary. As of December 31, 2013, the Company had an outstanding balance of $2,000,000 under the term loan and no balance outstanding under the revolving credit facility.

Interest on the outstanding principal balance under the Imperium Notes accrues at a fixed rate equal to eight percent (8%) per annum and is payable monthly. The outstanding principal and any remaining interest under the Imperium Notes will be immediately due and payable on the earliest of (1) September 10, 2015, and (2) the date Imperium's obligation to advance funds under the revolving credit line is terminated following an event of default pursuant to the terms and conditions of the Loan Agreement. Payments and prepayments received by Imperium will be applied against principal and interest as provided for in the Loan Agreement.

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

In connection with the Loan Agreement, the Company issued to Imperium a five-year warrant (the "Stock Purchase Warrant") to purchase 1,400,000 shares of the Company's common stock at an exercise price of $1.48 per share. The Stock Purchase Warrant is not exercisable until the earliest of (i) the date when Current Market Value (as defined therein) exceeds the exercise price multiplied by two, (ii) the date of a Change of Control transaction (as defined therein), and (iii) the third anniversary of the date of issuance of the Stock Purchase Warrant. The Stock Purchase Warrant provides for adjustments to the exercise price and the number of shares issuable upon exercise in certain events to protect against dilution and for cashless exercise. The Stock Purchase Warrant also required the Company to file a registration statement with the Securities and Exchange Commission with respect to the shares issuable upon exercise of the Stock Purchase Warrant within 45 days of the date of issuance of the Stock Purchase Warrant, and that the Company use its best efforts to obtain the effectiveness of such registration statement within 90 days (subject to extension to 120 days) of the date of issuance of the Stock Purchase Warrant. The Company filed the Registration Statement and it was effective in the required timeframe. If the Company failed to comply with its obligations to file the registration statement and obtain its effectiveness within the specified periods, and in certain other events, the Company would have been required to pay Imperium, for each month such failure continues, the amount of $22,500. The Stock Purchase Warrant also provides for piggyback registration rights.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(7) Long-Term Debt (Continued)

The proceeds from the $2,00,000 Imperium note were allocated using the relative fair value method to both the note payable balance and fair value of the warrants as follows:

Allocation of proceeds:

Note Payable	$1,457,945
Warrants	542,055

Total	$2,000,000

The portion of the proceeds allocated to the warrants is recognized as additional paid-in capital and a debt discount. The debt discount related to the warrants is accreted into interest expense through maturity of the note payable. The note payable principal balance outstanding and remaining debt discount is as follows:

	December 31,
	2013	2012

Principal Balance	$2,000,000	$2,000,000
Less: Debt Discount	360,891	542,055

Long-Term Debt	$1,639,109	$1,457,945

The Company also issued five-year warrants (the "Monarch Warrants") to purchase 42,000 shares, in the aggregate, of the Company's common stock at an exercise price of $1.48 per share, to Monarch Capital Group, LLC ("Monarch"), which acted as the Company's financial adviser in connection with the loan transaction, and an officer of Monarch. The Monarch Warrants are not exercisable until the earliest of (i) the date when the Current Exercise Price (as defined therein) exceeds the exercise price multiplied by two, (ii) the date of a Change of Control transaction (as defined therein), and (iii) the third anniversary of the date of issuance. The Monarch Warrants provide for adjustment to the exercise price and the number of shares issuable upon exercise in certain events to protect against dilution and for cashless exercise. The Monarch Warrants also provide for piggyback registration rights.

On April 10, 2013, we amended and restated the terms of the Imperium Stock Purchase Warrant and each of the Monarch Warrants to provide that the aggregate number of shares issuable on exercise of the Stock Purchase Warrant and the Monarch Warrants shall not exceed 19.9% of the Company’s issued and outstanding shares of common stock at the date of original issuance (i.e., 5,171,145 shares of common stock based on 25,857,730 shares of common stock issued and outstanding at September 11, 2012) without first obtaining the approval of the Company’s stockholders. This change, and certain other minor, technical changes, were contained in amended and restated warrants that we issued to the holders.

In connection with the Imperium Loan Agreement financing, the Company incurred deferred financing costs of approximately $92,000, which will be amortized over the life of the loan (or earlier if the loan becomes due or is repaid before its fixed maturity).

On July 17, 2013, the Company issued a promissory note, in the aggregate principal amount of $400,000, to John W. Roblin, who at the time was our Chairman and Chief Executive Officer (the "Roblin Note"). The Roblin Note bore interest at a rate equal to 9% per annum and was repayable by us upon our receipt of a payment from a certain customer in the amount of $896,000, which was due October 31, 2012 or sooner if the customer payment was received. The Company received the customer payment and, on November 13, 2012, the Roblin Note was fully repaid.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(8) Capital Lease Obligation

In September 2012, the Company acquired office furniture under a capital lease agreement with Lakeland Bank. The interest rate implicit in the lease is 4.25%. The following is a schedule by years of future minimum lease payments under capital lease with the present value of the net minimum lease payment as of December 31, 2013.

Years Ended
2014	$130,195
2015	130,195
2016	130,195
2017	123,649
Thereafter	—

Total Minimum Lease Payments	514,234
Less: Amounts Representing Interest	(46,455)

Present Value of Minimum Lease Payment	467,779
Less: Current Portion of Obligation Under Capital Lease	(114,640)

Total Capital Lease Obligations - Net of Current Portion	$353,139

(9) Stock-Based Compensation

Stock Options

In June 2005, the Company adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At December 31, 2013 and 2012, an aggregate of 1,716,902 and 1,846,231 shares, respectively, were available for grant under the 2005 Stock Incentive Plan.

The Company uses the Black-Scholes-Merton option-pricing model ("Black-Scholes") to measure fair value of the share-based awards. The Black-Scholes model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the expected stock price volatility, the expected life of the option award, the risk-free interest rate of return and dividends during the expected term.

-

Expected volatilities are based on historical volatility of the Company’s stock during the preceding periods. The Company uses "Level 1" inputs, which are our trading market values in active markets.

-

The Company uses historical data to estimate expected life of the option award. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9) Stock-Based Compensation (Continued)

-

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

-

The Company does not anticipate issuance of dividends during the expected term.

	2013	2012

Expected volatility	41%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	.46%	3%

As of December 31, 2013, there was approximately $277,958 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted by the Company. That cost is expected to be recognized over a weighted-average period of 1.2 years.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

		Exercise	Weighted-Average
		Price	Remaining	Weighted-Average
	Shares	Per Share	Contractual Life	Exercise Price

Balance, December 31, 2010	2,284,963	$0.36 - 1.55	2.3 Years	$1.05

Granted	—	—		—
Exercised	(720,000)	.36 - .79		.62
Canceled	(40,000)	1.50-1.55		1.54
Expired	—	—		—

Balance, December 31, 2011	1,524,963	$0.85 - 1.55	2.0 Years	$1.21

Granted	1,055,000	1.63 - 1.67	4.2 Years	1.65
Exercised	(25,000)	.85		.85
Canceled	(75,000)	1.05 - 1.63		1.24
Expired	(375,000)	1.40		1.40

Balance, December 31, 2012	2,104,963	$.85 - 1.67	2.8 Years	$1.40

Granted	10,000	1.50		1.50
Exercised	(250,000)	.85		.85
Canceled	(5,000)	1.55		1.55
Expired	(72,463)	1.38		1.38

Balance, December 31, 2013	1,787,500	$1.00 - 1.67	2.2 Years	$1.48

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9) Stock-Based Compensation (Continued)

The options granted during 2013 are distributed as follows:

	Number	Weighted-Average	Weighted-Average
	Granted	Exercise Price	Fair Value

Exercise Price at Stock Price	10,000	$1.50	$.63

The options granted during 2012 are distributed as follows:

	Number	Weighted-Average	Weighted-Average
	Granted	Exercise Price	Fair Value

Exercise Price at Stock Price	1,055,000	$1.65	$.61

The options granted during 2011 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number	Weighted-Average	Weighted-Average
	Granted	Exercise Price	Fair Value

Exercise Price at Stock Price	—	$—	$—

Exercisable options at December 31, 2013, 2012 and 2011 were as follows:

	Number of	Weighted-Average
December 31,	Exercisable Options	Exercise Price

2013	1,225,500	$1.40
2012	876,110	$1.20
2011	830,963	$1.20

The following table summarizes information about stock options at December 31, 2013:

				Exercisable
	Outstanding Stock Options			Stock Options
		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$1.00 - $1.12	450,000	0.4 Years	$1.04	450,000	$1.04
$1.50 - $1.67	1,337,500	2.8 Years	$1.62	775,500	$1.61

	1,787,500	2.2 Years	$1.48	1,225,500	$1.40

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9) Stock-Based Compensation (Continued)

Warrants - There were 1,442,000 warrants outstanding at December 31, 2013.

A summary of the changes in outstanding warrants is as follows:

	Outstanding	Exercise	Weighted-Average
	and Exercisable	Price	Remaining	Weighted-Average
	Warrants	Per Warrant	Contractual Life	Exercise Price

Balance, December 31, 2010	100,000	$.35	.11 Years	$.35
Exercised	(100,000)	.35		.35

Balance, December 31, 2011	—			—

Granted	1,442,000	1.48	4.70	1.48

Balance, December 31, 2012	1,442,000			1.48

Granted	—			—

Balance, December 31, 2013	1,442,000			$1.48

Exercisable Warrants at December 31, 2013, 2012 and 2011 were as follows:

	Number of	Weighted-Average
December 31,	Exercisable Warrants	Exercise Price
2013	1,442,000	$1.48
2012	1,442,000	$1.48
2011	—	$—

Time-Based Restricted Stock Units - In 2013, 2012 and 2011, we granted 119,329, 278,376 and 42,858, respectively, time-based RSUs vesting through February 26, 2015.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9) Stock-Based Compensation (Continued)

A summary of our time-based RSUs for the years ended December 31, 2013, 2012 and 2011 are as follows:

		Weighted-Average Grant Date
	Shares	Fair Value

Balance, January 1, 2011	469,500	$1.28

Granted	42,858	$2.03
Vested	(207,858)	—
Forfeited or Expired	(52,000)	—

Balance, December 31, 2011	252,500	$1.42

Granted	278,376	$1.65
Vested	(128,376)	—
Forfeited or Expired	—	—

Balance, December 31, 2012	402,500	$1.61

Granted	119,329	$1.35
Vested	(342,520)	—
Forfeited or Expired	(10,000)	—

Balance, December 31, 2013	169,309	$1.65

(10) Basic Earnings Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

	2013	2012	2011
Numerator:
Net (Loss) Income	$(2,898,377)	$(4,974,231)	$1,184,766

Numerator for Diluted (Loss) Earnings Per Common Share	$(2,898,377)	$(4,974,231)	$1,184,766

Denominator:
Weighted Average Number of Common Shares
Outstanding for Basic (Loss) Earnings Per
Common Share	26,173,000	25,869,969	25,324,000

Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	—	678,000

Exercise of Warrants	—	—	—

Denominator for Diluted (Loss) Earnings Per Common Share	26,173,000	25,869,969	26,002,000

Basic (Loss) Earnings Per Common Share	$(.11)	$(.19)	$.05

Diluted (Loss) Earnings Per Common Share	$(.11)	$(.19)	$.05

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10) Basic Earnings Per Share Disclosures (Continued)

Equity instruments that may dilute earnings per share in the future are listed in Note 5. We use the treasury stock method to compute diluted earnings per share, whereby the proceeds from the exercise of dilutive instruments are hypothetically used to repurchase outstanding shares at market prices.

The Company's options and warrants were not included in the computation of EPS at December 31, 2013 and 2012 because to do so would be antidilutive.

(11) Accrued Expenses

Accrued expense consist of the following:

	Years ended
	December 31,
	2013	2012

Accrued Bonuses, Payroll, Commissions, Benefits, Temporary
Help and Consulting	$962,937	$836,872
Accrued Professional Fees	246,733	263,600
Other	202,730	290,061

Totals	$1,412,400	$1,390,533

(12) 401(k) Plan

Upon date of hire, employees are eligible to participate in our Tax Saver 401(k) Salary Reduction Plan (the "Plan"). Employees can contribute a portion of their salary on a pre-tax basis subject to annual IRS limitations for the year ended December 31, 2013. The Company provides for a matching contribution of $.50 for each $1.00 of the first 5% of pay employees elect to defer. The Company contribution to the Plan in 2013, 2012 and 2011 was approximately $122,380, $134,598 and $147,358, respectively.

(13) Stockholders' Equity

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(14) Customer Concentration

For the year ended December 31, 2013, sales to two customers amounted to approximately 24% and 11% of revenues, respectively.

For the year ended December 31, 2012, sales to four customers amounted to approximately 12%, 12%, 11% and 11% of revenues, respectively.

For the year ended December 31, 2011, sales to three customers amounted to approximately 19%, 13% and 11% of revenues, respectively.

All of the major customers referred to above, other than the one customers in 2013 with 11% of revenues, one customer in 2012 with 12% of revenues and two customers in 2011 with 19% and 13%, are units of CHARTIS, Inc., formerly associated with American International Group, Inc.

. . . . . . . . . .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date: March 28, 2014	By:	/s/ Manish D. Shah
Manish D. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Manish D. Shah	Director, President and Chief Executive Officer	March 28, 2014
Manish D. Shah

/s/ Ann F. Massey	Chief Financial Officer, Controller and	March 28, 2014
Ann F. Massey	Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Earl Gallegos	Chairman of the Board of Directors	March 28, 2014
Earl Gallegos

/s/ Russell Cleveland	Director	March 28, 2014
Russell Cleveland

/s/ Stephen M. Mulready	Director	March 28, 2014
Stephen M. Mulready

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

10(c)(25)†	Summary of 2013 Non-Employee Director Compensation, dated March 26, 2013 [incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on March 27, 2013].
10(c)(26)†	Summary of 2014 Non-Employee Director Compensation, dated March 7, 2014 [incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on March 10, 2014].
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

10(e)(11)†

First Amendment to Employment Agreement, effective as of July 1, 2013, by and between the Registrant and Manish D. Shah [incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 1- 09228) filed on July 5, 2013].

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

10(o)(8)

Amended and Restated Stock Purchase Warrant, dated as of September 11, 2012, issued by the Registrant to Imperium Commercial Finance Master Fund, LP [incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-09228) filed on April 18, 2013].

10(o)(9)

Form of Amended and Restated Finder’s Warrant, dated as of September 11, 2012 [incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-09228) filed on April 18, 2013].

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
101.1**

The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the related Notes to Consolidated Financial Statements.

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