Form 10-Q
period 2014-03-31
COVER ALL TECHNOLOGIES INC
filed 2014-05-15
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  1-09228

COVER-ALL TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2698053
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
412 Mt. Kemble Avenue, Suite 110C, Morristown, New Jersey	07960 (Zip code)
(Address of principal executive offices)

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2014
Common Stock, $0.01 par value per share	26,638,477 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

• • • • • • • • • •

PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$ 2,171,355	$ 1,848,571
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	1,838,322	2,604,489
Prepaid Expenses	623,453	491,905
Deferred Tax Asset	850,500	850,500
Total Current Assets	5,483,630	5,795,465
Property and Equipment – Net	634,656	708,590
Goodwill	1,039,114	1,039,114
Capitalized Software (Less Accumulated Amortization of $22,677,829 and $22,305,191 in 2014 and 2013, respectively)	7,591,945	7,964,583
Customer Lists/Relationships (Less Accumulated Amortization of $356,500 and $341,333 in 2014 and 2013, respectively)	45,500	60,667
Deferred Tax Asset	2,674,928	2,674,928
Deferred Financing Costs (Net Amortization of $43,667 and $36,082 in 2014 and 2013, respectively)	48,616	56,201
Other Assets	328,000	424,522
Total Assets	$ 17,846,389	$ 18,724,070

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$953,612	$1,059,238
Accrued Expenses	631,221	1,412,400
Deferred Charges	219,679	231,051
Current Portion of Capital Lease	115,862	114,640
Unearned Revenue	2,493,208	2,997,455
Total Current Liabilities	4,413,582	5,814,784

Long-Term Liabilities:
Long-Term Debt	1,687,813	1,639,109
Long-Term Portion of Capital Lease	323,711	353,139
Total Long-Term Liabilities	2,011,524	1,992,248
Total Liabilities	6,425,106	7,807,032

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock ($0.01 Par Value, Authorized 75,000,000 Shares; 26,638,477 and 26,402,227 Shares Issued and Outstanding in 2014 and 2013, respectively)	266,385	264,022

Additional Paid-In Capital	32,742,407	32,674,374

Accumulated Deficit	(21,587,509)	(22,021,358)

Total Stockholders’ Equity	11,421,283	10,917,038

Total Liabilities and Stockholders’ Equity	$17,846,389	$18,724,070

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2014	2013
Revenues:
Licenses	$ 807,599	$ 3,623,249
Support Services	2,129,663	2,022,963
Professional Services	2,270,288	1,239,621
Total Revenues	5,207,550	6,885,833
Cost of Revenues:
Licenses	—	360,000
Support Services	1,685,454	2,677,850
Professional Services	1,110,657	677,281
Total Cost of Revenues	2,796,111	3,715,131
Direct Margin	2,411,439	3,170,702
Operating Expenses:
Sales and Marketing	478,358	648,053
General and Administrative	733,797	577,029
Amortization of Capitalized Software	372,638	1,092,107
Research and Development	295,437	51,010
Total Operating Expenses	1,880,230	2,368,199
Operating Income	531,209	802,503
Other (Income) Expense:
Interest Expense	93,672	92,511
Interest Income	—	—
Other Income	—	—
Total Other (Income) Expense	93,672	92,511
Income Before Income Taxes	437,537	709,992
Income Taxes Expense	3,688	4,666
Net Income	$ 433,849	$ 705,326
Basic Earnings Per Common Share	$ 0.02	$ 0.03
Diluted Earnings Per Common Share	$ 0.02	$ 0.03
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	26,543,000	26,029,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	26,555,000	26,201,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2014	2013
Cash Flows Provided By (Used For) Operating Activities:
Net Income	$433,849	$705,326
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation	81,829	61,838
Amortization of Capitalized Software	372,638	1,092,107
Amortization of Customer Lists/Relationships	15,167	33,500
Amortization of Stock Based Compensation	107,017	180,329
Amortization of Deferred Financing Costs	7,585	6,746
Stock Based Compensation Provided for Services	12,083	9,667
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	766,167	(1,548,826)
Prepaid Expenses	(131,548)	(330,298)
Other Assets	96,522	107,696
Increase (Decrease) in:
Accounts Payable	(105,626)	(495,258)
Accrued Liabilities	(781,179)	(130,385)
Taxes Payable	—	16,159
Deferred Charges	(11,372)	125,181
Unearned Revenue	(504,247)	(39,236)
Net Cash Provided By (Used For) Operating Activities	358,885	(205,454)

Cash Flows (Used For) Investing Activities:
Capital Expenditures	(7,895)	(18,315)
Capitalized Software Development Expenditures	0	(784,379)
Net Cash (Used For) Investing Activities	(7,895)	(802,694)

Cash Flows (Used For) Financing Activities:
Capital Lease – Principal Payments	(28,206)	(35,920)
Net Cash (Used for) Financing Activities	(28,206)	(35,920)

Net Increase in Cash and Cash Equivalents	322,784	(1,044,068)

Cash and Cash Equivalents – Beginning of Periods	1,848,571	1,353,892
Cash and Cash Equivalents – End of Periods	$2,171,355	$309,824

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$44,968	$49,189
Income Taxes	$3,688	$8,749

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

[2]  Basis of Presentation

The consolidated balance sheet as of December 31, 2013 has been derived from audited financial statements, and  the unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on March 28, 2014 for the fiscal year ended December 31, 2013 (“Form 10-K”).

Amortization of capitalized software development costs in the amount of $1,092,000, as previously reflected in the Consolidated Statement of Operations for the three months ended March 31, 2013, have been reclassified from Cost of Revenues – Licenses to Operating Expenses – Amortization of Capitalized Software to conform to the current period presentation.  This reclassification had no effect on the previously reported Net Income for the three months ended March 31, 2013.

The Company’s policy is to periodically review the estimated useful lives and value of its capitalized software costs.  During the quarter ended March 31, 2014, this review indicated that the revised estimated life (5 years) for capitalized software differed from the useful lives (3 years) that had been previously used for amortization purposes in the Company’s financial statements.  This revision in the estimated life is based upon the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company.  As a result, the Company revised the estimated useful lives of capitalized software, effective January 1, 2014.  The effect of this change in estimate was to decrease amortization expense by $248,000 and to increase operating income and net income by $248,000 for the quarter ended March 31, 2014.

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of March 31, 2014, and results of operations for the three months ended March 31, 2014 and 2013 and the cash flows for the three months ended March 31, 2014 and 2013, as applicable, have been made.

The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

[3] Capitalized Software Development Costs

Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established.  Once technological feasibility has been established, we capitalize costs to produce the finished software products.  Capitalization ceases when the product is available for general release to customers.  Costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established.  Amortization is calculated on a product-by-product basis using the straight-line method over the remaining economic life of the product.  The Company had capitalized software development costs of approximately $0 and $784,000 during the three months ended March 31, 2014 and 2013, respectively.  Amortization of capitalized software development costs was approximately $373,000 and $1,092,000 for the three months ended March 31, 2014 and 2013, respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[4]  Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	For the three months ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$ 433,849	26,542,644	$ 0.02
Effect of Dilutive Securities:
Options and Restricted Stock	—	12,318	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$ 433,849	26,554,962	$ 0.02

	For the three months ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$ 705,326	26,028,606	$ 0.03
Effect of Dilutive Securities:
Options and Restricted Stock	—	172,481	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$ 705,326	26,201,087	$ 0.03

[5]  Stock-Based Compensation and Stock Purchase Plans

Stock Options

In the three months ended March 31, 2014 and 2013, we recognized $70,396 and $146,675, respectively, of stock-based compensation expense in our consolidated financial statements.

In June 2005, we adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008).  Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant.  Options may be granted as incentive or nonqualified stock options with a term of not more than ten years.  The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash.  On March 31, 2014, an aggregate of 1,641,275 shares were available for grant under the 2005 Stock Incentive Plan.

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

-

The Company does not anticipate issuance of dividends during the expected term.

	2014	2013
Expected volatility	41%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	0.46%	3%

As of March 31, 2014, there was $201,369 of total unrecognized compensation cost related to nonvested share-based compensation arrangements previously granted by the Company.  That cost is expected to be recognized over a weighted-average period of 0.7 years.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2014	1,787,500	$ 1.00 – 1.67	2.2 years	$1.48
Exercised	(450,000)	1.04	—	1.04
Cancelled	(225,000)	1.63	—	1.63
Balance, March 31, 2014	1,112,500	$ 1.50 – 1.67	2.4 years	$1.62

Of the stock options outstanding, an aggregate of 575,500 are currently exercisable.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Warrants

As of March 31, 2014, there were 1,442,000 warrants outstanding.  A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2014	1,442,000	1.48	3.7	$ 1.48
Balance, March 31, 2014	1,442,000	1.48	3.4	$ 1.48

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Time-Based Restricted Stock Units

A summary of our time-based restricted stock units, or RSUs, for the three months ended March 31, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2014	169,309	$1.65
Granted	75,627	1.44
Cancelled	—	—
Vested	(91,250)	1.65
Balance, March 31, 2014	153,686	$1.55

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Accounting for Stock Options and Other Stock-Based Compensation.  Among other items, ASC 718 requires companies to record the compensation expense for shared-based awards issued to employees and directors in exchange for services provided.  The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.  Our share-based awards include stock options and restricted stock awards.  For restricted stock awards, the calculation of compensation expense under ASC 718 is based on the intrinsic value of the grant.

[6]  Income Taxes

The deferred tax asset from tax net operating loss carryforwards of approximately $4,673,000 represents approximately $11,800,000 of net operating loss carryforwards which are subject to expiration beginning in 2023.  During the three months ended March 31, 2014, the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryfowards utilized to offset taxable income for the current period, subject to federal alternative minimum tax limitations.  In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services.  Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at March 31, 2014, management believes it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change.  These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period.  As a result of stock which may be issued by us from time to time, and the conversion of outstanding warrants, or as a result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

[7]  Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

effective will not have a material impact on its financial position or consolidated results of operations upon adoption.

In July 2013, the FASB issued an accounting standard update, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists.”  This standard requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions.  This standard is effective prospectively for annual and interim periods beginning December 16, 2013.  The adoption of this guidance did not have a significant effect on the consolidated financial statements.

We believe there is no additional new accounting guidance adopted, but not yet effective, that is relevant to the readers of our financial statements.  However, there are numerous new proposals under development which may have a significance impact on the Company’s financial reporting, if and when enacted.

 [8]  Long-Term Debt

On September 11, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) between and among Imperium Commercial Finance Master Fund, LP, a Delaware limited partnership (“Imperium”), as lender, Cover-All Systems, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), as borrower, and the Company, as a guarantor.  The Loan Agreement provides for a three-year term loan to the Subsidiary of $2,000,000, evidenced by a Term Note in favor of Imperium, and a three-year revolving credit line to the Subsidiary of up to $250,000, evidenced by a Revolving Credit Note in favor of Imperium (together with the Term Note, the “Imperium Notes”).  The amount available to be borrowed under the revolving credit line may not exceed eighty percent of Eligible Accounts (as defined in the Loan Agreement).  All amounts borrowed under the term loan and the revolving credit line are secured by a security interest in all of the assets of the Subsidiary and guaranteed by the Company, which guarantee is secured by a pledge by the Company of all of the outstanding shares of capital stock of the Subsidiary.  As of March 31, 2014, no balance was outstanding under the Revolving Credit Line.  As of March 31, 2014 the Long-Term Debt balance consists of the following:

Principal Balance Outstanding	$2,000,000
Discount	(312,187)
Long-Term Debt	$1,687,813

Interest on the outstanding principal balance under the Imperium Notes accrues at a fixed rate equal to eight percent per annum and is payable monthly.  The $2,000,000 principal balance and any remaining interest under the Imperium Notes will be immediately due and payable on the earlier of (1) September 10, 2015, or (2) the date Imperium’s obligation to advance funds under the revolving credit line is terminated following an event of default pursuant to the terms and conditions of the Loan Agreement.  Payments and prepayments received by Imperium will be applied against principal and interest as provided for in the Loan Agreement.

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

In connection with the Loan Agreement, the Company issued to Imperium a five-year warrant (the “Stock Purchase Warrant”) to purchase 1,400,000 shares of the Company’s common stock at an exercise price of $1.48 per share.  The Stock Purchase Warrant is not exercisable until the earliest of (i) the date when Current Market Value (as defined therein) exceeds the exercise price multiplied by two, (ii) the date of a Change of Control (as defined therein), and (iii) the third anniversary of the date of issuance of the Stock Purchase Warrant.  The Stock Purchase Warrant provides for adjustments to the exercise price and the number of shares issuable upon exercise in certain events to protect against dilution and for cashless exercise.  The Stock Purchase Warrant also required the Company to file a registration statement with the SEC, with respect to the shares issuable upon exercise of the Stock Purchase Warrant, within 45 days of the date of issuance of the Stock Purchase Warrant, and that the Company use its best

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

efforts to obtain the effectiveness of such registration statement within 90 days (subject to extension to 120 days) of the date of issuance of the Stock Purchase Warrant.  The Company filed the Registration Statement and it was effective in the required time frame.  If the Company failed to comply with its obligations to file the registration statement and obtain its effectiveness within the specified periods, and in certain other events, the Company would have been required to pay Imperium, for each month such failure continued, the amount of $22,500.  The Stock Purchase Warrant also provided for piggyback registration rights.  The proceeds from the $2,000,000 Imperium Note were allocated using the relative fair value method to both the notes payable balance and warrants issued.

The Company also issued five-year warrants (the “Monarch Warrants”) to purchase 42,000 shares, in the aggregate, of the Company’s common stock at an exercise price of $1.48 per share, to Monarch Capital Group, LLC (“Monarch”), which acted as the Company’s financial adviser in connection with the loan transaction, and an officer of Monarch.  The Monarch Warrants are not exercisable until the earliest of (i) the date when the Current Exercise Price (as defined therein) exceeds the exercise price multiplied by two, (ii) the date of a Change of Control transaction (as defined therein), and (iii) the third anniversary of the date of issuance.  The Monarch Warrants provide for adjustment to the exercise price and the number of shares issuable upon exercise in certain events to protect against dilution and for cashless exercise.  The Monarch Warrants also provided for piggyback registration rights.  On April 10, 2013, the Company amended and restated the terms of the Imperium Warrant and each of the Finder’s Warrants to provide that the aggregate number of shares issuable on exercise of the Imperium Warrant and the Finder’s Warrants shall not exceed 19.9% of the Company’s issued and outstanding shares of common stock at the date of original issuance (i.e., 5,171,145 shares of common stock based on 25,857,730 shares of common stock issued and outstanding on September 11, 2012) without first obtaining the approval of the Company’s stockholders.

In connection with the Imperium Loan Agreement financing, the Company incurred deferred financing costs of approximately $92,000, which will be amortized over the life of the loan (or earlier if the loan becomes due or is repaid before its fixed maturity).

[9]  Commitments and Contingencies

Sales and Use Tax Audit

The New York State Department of Taxation and Finance (the “Department”) commenced an examination of the Company for state sales and use tax for audit periods March 1, 2009 through May 31, 2012.  During this audit, the Department extended its examination through February 28, 2013.  In February 2014, the Company received a Statement of Proposed Audit Change from the Department.  The Change asserts proposed Sales and Use Tax due in the amount of approximately $191,600 together with interest of approximately $46,400.  Interest will continue to accrue on the proposed outstanding balances until the date of payment.  On March 11, 2014, the Company paid the Department an aggregate of approximately $238,000 in satisfaction in full of all amounts owed in connection with such examination.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements.  In addition to other factors and matters discussed elsewhere in this report on Form 10-Q and in our other filings filed with the Securities and Exchange Commission (“SEC”) over the last 12 months, including our Form 10-K filed with the SEC on March 28, 2014, these risks, uncertainties and contingency include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

Overview

We are a supplier of software products for the property and casualty insurance industry, supplying a wide range of professional services that support product customization, conversion from existing systems and data integration with other software or reporting agencies.  We also offer ongoing support services, including incorporating recent insurance rate and rule changes in our solutions.  These support services also include analyzing the changes, developments, quality assurance, documentation and distribution of insurance rate and rule changes.

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services.  Total revenue for the three months ended March 31, 2014 decreased to $5,208,000 from $6,886,000 for the three months ended March 31, 2013, mainly due to a decrease in license revenue offset by an increase in support and professional services revenue in 2014.

The following is an overview of the key components of our revenue and other important financial data for the three months ended March 31, 2014:

Software Licenses.  Our license revenue in the three months ended March 31, 2014 was $808,000 compared to $3,623,000 for the three months ended March 31, 2013, resulting from fewer sales to new customers and fewer sales to existing customers who chose to renew, add onto or extend their use of our software.  Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products.  New software license sales are characterized by long sales cycles and intense competition.  The timing of new software license sales can substantially affect our quarterly results.

Support Services.  Support services revenue was $2,130,000 in the three months ended March 31, 2014 compared to $2,023,000 in the same period in 2013.  The increase in the first three months of 2014 was mainly due to the annual renewal of existing customers’ support services and support services from new customer contracts signed in 2013.  Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new support services associated with new license sales, and annual price increases.

Professional Services.  The increase in professional services revenue, to $2,270,000 in the three months ended March 31, 2014 from $1,240,000 in the same period of 2013, was a result of increased demand for new software capabilities and customizations from our current customer base and new and existing customer implementations resulting from contracts signed in 2013.

Income before Provision for Income Taxes.  Income before provision for income taxes was $438,000 in the three months ended March 31, 2014 compared to $710,000 in the same period of 2013 as a result of a decrease in license revenue in 2014 offset by an increase in support and professional services revenue in 2014 and various cost saving programs.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Net Income.  Net income for the three months ended March 31, 2014 decreased to approximately $434,000 from $705,000 in the same period of 2013 as a result of a decrease in license revenue offset by an increase in support and professional services revenue and various cost saving programs.

EBITDA.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP metric, was $1,008,000 for the three months ended March 31, 2014 compared to $1,997,000 for the three months ended March 31, 2013.

Cash Flow.  As of March 31, 2014, we had $2,171,000 in cash and cash equivalents on hand and $1,838,000 in accounts receivable.

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

As we shift over time from software development to deployment, from a financial perspective, the non-cash charges for amortization of developed software will increasingly impact our bottom line.  Therefore, in order to provide more visibility to investors, we have decided to also report EBITDA to show what we believe is the Company’s earnings power without the impact of, among other items, amortization.  In the first three months of 2014, the non-cash charge for amortization of capitalized software decreased to $373,000 from $1,092,000 in the same period in 2013, and we expect this amount to be approximately $1.5 million, or $0.06 per share, in 2014, depending on our sales success.  Therefore, we believe that EBITDA will be a useful measure of the true earnings power of the Company while we complete the development and deployment cycle.  As such, we expect to increasingly focus on EBITDA to evaluate our progress.

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

The term EBITDA is not defined under U.S. GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP.  EBITDA has limitations as an analytical tool and, when assessing the Company’s operating performance, investors should not consider EBITDA in isolation or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP.  Among other things, EBITDA does not reflect the Company’s actual cash expenditures.  Other companies may calculate similar measures differently than the Company, limiting their usefulness as comparative tools.  We compensate for these limitations by relying on our U.S. GAAP results and using EBITDA only supplementally.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013

Net Income	$433,849	$705,326

Interest (Income) Expense, Net	93,672	92,511

Income Tax Expense	3,688	4,666
Depreciation	81,829	61,838
Amortization:
Amortization of Capitalized Software	372,638	1,092,107
Amortization of Customer Lists/Relationships	15,167	33,500
Amortization of Deferred Financing Costs	7,585	6,746
Total Amortization	$395,390	$1,132,353

EBITDA	$1,008,428	$1,996,694

EBITDA per Common Share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three months ended March 31,
	2014	2013
Revenues:
License	15.5%	52.6%
Support Services	40.9	29.4
Professional Services	43.6	18.0
Total Revenues	100.0	100.0
Cost of Revenues:
License	—	5.2
Support Services	32.4	38.9
Professional Services	21.3	9.8
Total Cost of Revenues	53.7	53.9
Direct Margin	46.3	46.1
Operating Expenses:
Sales and Marketing	9.2	9.4
General and Administrative	14.1	8.4
Amortization of Capitalized Software	7.1	15.9
Research and Development	5.7	0.7
Total Operating Expenses	36.1	34.4
Operating (Expense) Income	10.2	11.7
Other Expense (Income):
Interest Expense	1.8	1.4
Interest Income	—	—
Other Income	—	—
Total Other Expense (Income)	1.8	1.4
Income Before Income Taxes	8.4	10.3
Income Taxes	0.1	0.1
Net Income (Loss)	8.3%	10.2%

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Total revenues for the three months ended March 31, 2014 were $5,208,000 as compared to $6,886,000 for the same period in 2013.  License fees were $808,000 for the three months ended March 31, 2014, as compared $3,623,000 in the same period in 2013, as a result of fewer sales to new and existing customers.  For the three months ended March 31, 2014, support services revenues were $2,130,000, as compared to $2,023,000 in the same period of the prior year, primarily due to the annual renewals from our existing customers and the new customer contracts signed in 2013.  Professional services revenue contributed $2,270,000 in the three months ended March 31, 2014, as compared to $1,240,000 in the first quarter of 2013, as a result of an increase in demand for new software capabilities and customizations from our current and new customer base and implementation of certain customers who signed contracts in 2013.

Cost of revenues decreased to $2,796,000 for the three months ended March 31, 2014, as compared to $3,715,000 for the same period in 2013, due to various cost saving initiatives in 2014.  We are expanding our delivery bandwidth through improved productivity and new technology in order to meet our continually increasing demand.  Non-cash capitalized software amortization was $373,000 for the three months ended March 31, 2014 as compared to $1,092,000 for the same period in 2013.  The Company capitalized $0 of software development costs in the first three months of 2014 as compared to $784,000 in the same period in 2013.

The direct margin during the three month period ended March 31, 2014 was 46.3% compared to 46.1% in the same period of last year.  Support services margin increased in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to several cost saving initiatives.  Professional services direct margin increased for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to use of offshore resources to provide customizations to new and existing customers.

We expect our quarterly gross margin to vary in percentage terms in future periods as we experience changes in the mix between higher gross margin license revenues and lower gross margin services revenues.

Amortization of capitalized software was $373,000 for the three months ended March 31, 2014 as compared to $1,092,000 in the same period of 2013.  The Company revised the estimated useful life of its capitalized software, effective January 1, 2014, from three years to five years.

Research and development expenses were $295,000 for the three months ended March 31, 2014 as compared to $51,000 for the same period in 2013, primarily as a result of our efforts to develop new capability to better service our customers.  We capitalize certain costs related to the build out of new product capabilities.  We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were $478,000 for the three months ended March 31, 2014 as compared to $648,000 in the same period of 2013.  This decrease in 2014 was primarily due to various cost containment programs.

General and administrative expenses were $734,000 in the three months ended March 31, 2014 as compared to $577,000 in the same period in 2013.  This increase in 2014 was mainly due to personnel-related costs and the allocation of facility related costs to general and administrative expenses effective January 1, 2014.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily from cash flow from operations and from debt facilities.  Cash from operations results primarily from net income from the income statement plus non-cash expenses (depreciation and amortization) and is adjusted for changes in working capital from the balance sheet.

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

At March 31, 2014, we had cash and cash equivalents of $2,171,000 compared to cash and cash equivalents of $310,000 at March 31, 2013.  The increase in cash and cash equivalents is primarily attributable to an increase in support and professional services revenue and various cost saving programs.

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

At March 31, 2014, we had working capital of approximately $1,070,000 compared to working capital of approximately $825,000 at March 31, 2013.  This increase in our working capital resulted primarily from an increase in support and professional services revenue and various cost saving programs.  For the three months ended March 31, 2014, net cash provided from (used for) operating activities totaled approximately $359,000 compared to approximately $(205,000) for the three months ended March 31, 2013.  In 2014, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income, plus non-cash expense and changes in working capital.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

For the three months ended March 31, 2014, net cash used for investing activities was approximately $8,000 as compared to approximately $803,000 for the three months ended March 31, 2013.  The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations.  For the three months ended March 31, 2014, net cash (used for) financing activities was approximately ($28,000) compared to approximately ($36,000) for the three months ended March 31, 2013.  The cash provided from financing activities in 2014 consisted of principal payments on our furniture lease.

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

Interest on the outstanding principal balance under the Imperium Notes accrues at a fixed rate equal to eight percent per annum and is payable monthly, in arrears.  The outstanding principal and any remaining interest under the Imperium Notes will be immediately due and payable to Imperium on the earlier of (1) September 10, 2015 and (2) the date Imperium’s obligation to advance funds under the revolving credit line is terminated following an event of default pursuant to the terms and conditions of the Loan Agreement.  Payments and prepayments received by Imperium will be applied against principal and interest as provided for in the Loan Agreement.

On December 16, 2011, we announced that our board of directors authorized a share buyback plan of up to 1,000,000 shares of the Company’s common stock, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Imperium Loan Agreement prohibits buybacks of our common stock.

On December 30, 2011, the Company completed the acquisition of the PipelineClaims assets (excluding working capital) of Ho’ike Services, Inc. dba BlueWave Technology (“BlueWave”), a provider of enterprise claims management software to the property and casualty insurance industry based in Honolulu, Hawaii.  The aggregate purchase price for the acquisition, in addition to the assumption by the Company of certain assumed liabilities, consisted of the following: (i) $1,100,000 in cash on the closing date, (x) $635,821 of which (net of adjustments for certain prepayments to BlueWave and other prorations) was paid in cash to BlueWave, and (y) $400,000 of which was deposited into an escrow account to be held and distributed by an escrow agent pursuant to the terms of an escrow agreement to secure possible future indemnification claims and certain other post-closing matters in favor of the Company; and (ii) up to an aggregate of $750,000 in an earnout, which earnout will be based upon the performance of the acquired business in the five years following the closing. More particularly, for each of the five years following the closing, BlueWave will be entitled to receive an amount equal to ten percent of the PipelineClaims Free Cash Flow (as such term is defined in the purchase agreement) but in no event will the Company be required to pay to BlueWave in excess of $750,000 in the aggregate for the 5-year period.  For each of the first two years following the closing of the BlueWave transaction, BlueWave was not entitled to receive any earnout payment.  In December 2012, we received a disbursement from the escrow account of $250,000 as a result of a contractual provision entitling us to such amount if PipelineClaims was licensed by Island Insurance by December 31, 2012.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

The New York State Department of Taxation and Finance (the “Department”) commenced an examination of the Company for state sales and use tax for audit periods March 1, 2009 through May 31, 2012.  During this audit, the Department extended its examination through February 28, 2013.  In February 2014, the Company received a Statement of Proposed Audit Change from the Department. The Change asserts proposed Sales and Use Tax due in the amount of approximately $191,600 together with interest of approximately $46,400.  Interest will continue to accrue on the proposed outstanding balances until date of payment.  On March 11, 2014, the Company paid the Department an aggregate of approximately $238,000 in satisfaction in full of all amounts owed in connection with such examination.

Net Operating Loss Carryforwards

The deferred tax asset from tax net operating loss carryforwards of approximately $4,673,000 represents approximately $11,800,000 of federal net operating loss carryforwards which are subject to expiration beginning in 2023.  During the three months ended March 31, 2014, the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryfowards utilized to offset  taxable income for the current period, subject to federal alternative minimum tax limitations.  In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services.  Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at March 31, 2014 management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

Critical Accounting Policies and Estimates

The SEC has issued cautionary advice to elicit more precise disclosure in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, about accounting policies that management believes are most critical in portraying our financial results and in requiring management’s most difficult subjective or complex judgments.

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

Item 4.

Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to our management, including our

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * * * * * *

Statements in this Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks which may cause the Company’s actual results in future periods to differ materially from expected results.  Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.  Those and other risks are described in the Company’s filings with the SEC over the last 12 months, including our Form 10-K filed with the SEC on March 28, 2014, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II:

OTHER INFORMATION

Item 1A.

Risk Factors.

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 28, 2014, have not materially changed.

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

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL):

(i) Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (Unaudited); (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

________________________

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

COVER-ALL TECHNOLOGIES INC.

Date: May 15, 2014	By:	/s/ Manish D. Shah
Manish D. Shah, President and Chief Executive Officer

Date: May 15, 2014	By:	/s/ Ann F. Massey
Ann F. Massey, Chief Financial Officer