Form 10-Q
period 2014-06-30
COVER ALL TECHNOLOGIES INC
filed 2014-08-14
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2014
Common Stock, $.01 par value per share	26,638,477

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

. . . . . . . . . .

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$3,488,915	$1,848,571
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	1,398,301	2,604,489
Prepaid Expenses	591,567	491,905
Deferred Tax Asset	850,500	850,500
Total Current Assets	6,329,283	5,795,465
Property and Equipment – Net	585,227	708,590
Goodwill	1,039,114	1,039,114
Capitalized Software (Less Accumulated Amortization of $23,050,467 and $22,305,191 in 2014 and 2013, Respectively)	7,219,307	7,964,583
Customer Lists/Relationships (Less Accumulated Amortization of $371,667 and $341,333 in 2014 and 2013, Respectively)	30,333	60,667
Deferred Tax Asset	2,674,928	2,674,928
Deferred Financing Costs (Net Amortization of $51,477 and $36,082 in 2014 and 2013, Respectively)	40,806	56,201
Other Assets	253,312	424,522
Total Assets	$18,172,310	$18,724,070

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$945,333	$1,059,238
Accrued Expenses	680,123	1,412,400
Deferred Charges	208,308	231,051
Current Portion of Capital Lease	117,097	114,640
Unearned Revenue	2,338,722	2,997,455

Total Current Liabilities	4,289,583	5,814,784

Long Term Liabilities:
Long-Term Debt	1,737,965	1,639,109
Long-Term Portion of Capital Lease	293,970	353,139

Total Long-Term Liabilities	2,031,935	1,992,248

Total Liabilities	6,321,518	7,807,032

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 26,638,477 and 26,402,227 Shares Issued and Outstanding in 2014 and 2013, Respectively	266,385	264,022

Additional Paid-In Capital	32,844,127	32,674,374

Accumulated Deficit	(21,259,720)	(22,021,358)

Total Stockholders’ Equity	11,850,792	10,917,038

Total Liabilities and Stockholders’ Equity	$18,172,310	$18,724,070

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Licenses	$226,599	$696,599	$1,034,198	$4,319,848
Support Services	2,121,187	1,981,215	4,250,850	4,004,178
Professional Services	2,653,448	1,325,694	4,923,736	2,565,315
Total Revenues	5,001,234	4,003,508	10,208,784	10,889,341
Cost of Revenues:
Licenses	—	(310,000)	—	50,000
Support Services	1,463,989	1,636,114	3,149,443	4,313,964
Professional Services	1,210,405	765,485	2,321,062	1,442,766
Total Cost of Revenues	2,674,394	2,091,599	5,470,505	5,806,730
Direct Margin	2,326,840	1,911,909	4,738,279	5,082,611
Operating Expenses:
Sales and Marketing	543,372	525,618	1,021,730	1,173,671
General and Administrative	755,698	488,932	1,489,495	1,065,961
Amortization of Capitalized Software	372,638	1,181,017	745,276	2,273,124
Research and Development	228,152	774,745	523,589	825,755
Total Operating Expenses	1,899,860	2,970,312	3,780,090	5,338,511
Operating Income (Loss)	426,980	(1,058,403)	958,189	(255,900)
Other (Income) Expense:
Interest Expense	95,271	90,912	188,943	183,423
Interest Income	—	—	—	—
Other Income	—	(3,821)	—	(3,821)
Total Other (Income) Expense	95,271	87,091	188,943	179,602
Income (Loss) Before Income Taxes	331,709	(1,145,494)	769,246	(435,502)
Income Taxes	3,920	3,505	7,608	8,171
Net Income (Loss)	$327,789	$(1,148,999)	$761,638	$(443,673)
Basic Earnings (Loss) Per Common Share	$0.01	$(0.04)	$0.03	$(0.02)
Diluted Earnings (Loss) Per Common Share	$0.01	$(0.04)	$0.03	$(0.02)
Weighted Average Number of Common Shares Outstanding for Basic Earnings (Loss) Per Common Share	26,638,000	26,082,000	26,591,000	26,026,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings (Loss) Per Common Share	26,639,000	26,082,000	26,593,000	26,026,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2014	2013
Cash Flows Provided From Operating Activities:
Net Income (Loss)	$761,638	$(443,673)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided From Operating Activities:
Depreciation	131,259	128,236
Amortization of Capitalized Software	745,276	2,273,124
Amortization of Customer Lists/Relationships	30,334	50,907
Amortization of Stock-Based Compensation	214,648	346,572
Amortization of Deferred Financing Costs	15,395	13,693
Stock Based Compensation Provided for Services	56,324	38,666
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	1,206,188	1,023,423
Prepaid Expenses	(99,662)	(251,768)
Other Assets	171,210	107,600
Increase (Decrease) in:
Accounts Payable	(113,905)	(181,621)
Accrued Liabilities	(732,278)	(788,107)
Taxes Payable	––	16,159
Deferred Charges	(22,743)	162,568
Unearned Revenue	(658,733)	(49,844)
Net Cash Provided From Operating Activities	1,704,951	2,445,935

Cash Flows Used For Investing Activities:
Capital Expenditures	(7,895)	(18,314)
Capitalized Software Development Expenditures	––	(1,430,289)
Net Cash Used For Investing Activities	(7,895)	(1,448,603)

Cash Flows Used For Financing Activities:
Capital Lease – Principal Payments	(56,712)	(63,242)
Net Cash Used For Financing Activities	(56,712)	(63,242)

Net Increase in Cash and Cash Equivalents	1,640,344	934,090

Cash and Cash Equivalents – Beginning of Periods	1,848,571	1,353,892
Cash and Cash Equivalents – End of Periods	$3,488,915	$2,287,982

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$136,483	$95,492
Income Taxes	$7,608	$––

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

Amortization of capitalized software development costs in the amount of $1,181,000 and $2,273,000, as previously reflected in the Consolidated Statement of Operations for the three and six months ended June 30, 2013, respectively, have been reclassified from Cost of Revenues – Licenses to Operating Expenses – Amortization of Capitalized Software to conform to the current period presentation. This reclassification had no effect on the previously reported Net Income for the three and six month periods ended June 30, 2013.

The Company’s policy is to periodically review the estimated useful lives and value of its capitalized software costs. During the quarter ended March 31, 2014, this review indicated that the revised estimated life (5 years) for capitalized software differed from the useful lives (3 years) that had been previously used for amortization purposes in the Company’s financial statements. This revision in the estimated life is based upon the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. As a result, the Company revised the estimated useful lives of capitalized software, effective January 1, 2014. The effect of this change in estimate was to decrease amortization expense, increase operating income, and increase net income by $291,000 and $582,000 for the three and six month periods ended June 30, 2014, respectively.

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of June 30, 2014, and results of operations for the three and six month periods ended June 30, 2014 and 2013 and the cash flows for the six month periods ended June 30, 2014 and 2013, as applicable, have been made.

The results of operations for the three and six month periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

[3] Capitalized Software Development Costs

Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Amortization is calculated on a product-by-product basis using the straight-line method over the remaining economic life of the product. The Company incurred capitalized software development costs of approximately $0 and $0, respectively, in the three and six months ended June 30, 2014 compared to approximately

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

$646,000 and $1,430,000, respectively, in the same periods in 2013. Amortization of capitalized software development costs was approximately $373,000 and $745,000, respectively, in the three and six months ended June 30, 2014 compared to approximately $1,181,000 and $2,273,000, respectively, in the same periods in 2013.

[4] Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	For the three months ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$327,789	26,638,477	$0.01
Effect of Dilutive Securities:
Options and Restricted Stock	––	273	––
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$327,789	26,638,750	$0.01

	For the three months ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$(1,148,999)	26,081,985	$(0.04)
Effect of Dilutive Securities:
Options and Restricted Stock	––	––	––
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$(1,148,999)	26,081,985	$(0.04)

	For the six months ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$761,638	26,590,825	$0.03
Effect of Dilutive Securities:
Options and Restricted Stock	––	2,630	––
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$761,638	26,593,455	$0.03

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the six months ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$(443,673)	26,026,092	$(0.02)
Effect of Dilutive Securities:
Options and Restricted Stock	––	––	––
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$(443,673)	26,026,092	$(0.02)

[5] Stock-Based Compensation and Stock Purchase Plans

Stock Options

In the three and six months ended June 30, 2014, we recognized approximately $101,770 and $172,116, respectively, of stock-based compensation expense in our consolidated financial statements.

In June 2005, we adopted the 2005 Stock Incentive Plan (as amended, the “2005 Plan”). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing, and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At June 30, 2014, an aggregate of 1,593,684 shares were available for grant under the 2005 Plan.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

- The Company does not anticipate issuance of dividends during the expected term.

	2014	2013

Expected volatility	41%-50%	41%-50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	0.46%	3%

As of June 30, 2014, there was approximately $236,041 of total unrecognized compensation cost related to non-vested share-based compensation arrangements previously granted by the Company. That cost is expected to be recognized over a weighted-average period of 0.5 years.

A summary of the changes in our outstanding common stock options for all outstanding plans for the six months ended June 30, 2014 is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2014	1,787,500	$ 1.00 – 1.67	2.2 years	$ 1.48
Exercised	(450,000)	1.04	—	1.04
Cancelled	(270,000)	1.55 – 1.63	—	1.62
Balance, June 30, 2014	1,067,500	$ 1.50 – 1.67	2.5 years	$ 1.62

Of the stock options outstanding, an aggregate of 555,500 are currently exercisable.

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

Warrants

As of June 30, 2014, there were 1,442,000 warrants outstanding. A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2014	1,442,000	$ 1.48	3.7	$ 1.48
Balance, June 30, 2014	1,442,000	$ 1.48	3.2	$ 1.48

Time-Based Restricted Stock Units

A summary of the changes in our time-based restricted stock units, or RSUs, for the six months ended June 30, 2014 is as follows:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2014	169,309	$1.65
Granted	123,218	1.39
Cancelled	—	—
Vested	(91,250)	1.65
Balance, June 30, 2014	201,277	$1.49

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

[6] Income Taxes

The deferred tax asset from tax net operating loss carryforwards of approximately $4,673,000 represents approximately $11,800,000 of net operating loss carryforwards which are subject to expiration beginning in 2023. During the six months ended June 30, 2014, the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryforwards utilized to offset taxable income for the current period, subject to federal alternative minimum tax limitations. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition; a decline in sales or margins; a loss of market share; and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at June 30, 2014, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

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

[7] Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or consolidated results of operations upon adoption.

In July 2013, the FASB issued an accounting standard update, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists.” This

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

standard requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This standard is effective prospectively for annual and interim periods beginning December 16, 2013. The adoption of this guidance did not have a significant effect on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets; improve disclosure requirements and resulting financial statements; and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

We believe there is no additional new accounting guidance adopted, but not yet effective, that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which may have a significant impact on the Company’s financial reporting, if and when enacted.

[8] Long-Term Debt

On September 11, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) between and among Imperium Commercial Finance Master Fund, LP, a Delaware limited partnership (“Imperium”), as lender, Cover-All Systems, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), as borrower, and the Company, as a guarantor. The Loan Agreement provides for a three-year term loan to the Subsidiary of $2,000,000, evidenced by a Term Note in favor of Imperium, and a three-year revolving credit line to the Subsidiary of up to $250,000, evidenced by a Revolving Credit Note in favor of Imperium (together with the Term Note, the “Imperium Notes”). The amount available to be borrowed under the revolving credit line may not exceed 80% of Eligible Accounts (as defined in the Loan Agreement). All amounts borrowed under the term loan and the revolving credit line are secured by a security interest in all of the assets of the Subsidiary and guaranteed by the Company, which guarantee is secured by a pledge by the Company of all of the outstanding shares of capital stock of the Subsidiary. As of June 30, 2014, no balance was outstanding under the Revolving Credit Line. As of June 30, 2014 the Long-Term Debt balance consists of the following:

Principal Balance Outstanding	$2,000,000
Discount	(262,035)
Long-Term Debt	$1,737,965

Interest on the outstanding principal balance under the Imperium Notes accrues at a fixed rate equal to 8% per annum and is payable monthly. The $2,000,000 principal balance and any remaining interest under the Imperium Notes will be immediately due and payable on the earliest of (1) September 10, 2015, or (2) the date Imperium’s obligation to advance funds under the revolving credit line is terminated following an event of default pursuant to the terms and conditions of the Loan Agreement. Payments and prepayments received by Imperium will be applied against principal and interest as provided for in the Loan Agreement.

The Loan Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. If an event of default occurs and is continuing, Imperium has certain rights and remedies under the Loan Agreement. Additionally, the Loan Agreement requires the Company to maintain minimum

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”), tested annually, commencing with the twelve months ending September 30, 2013.

In connection with the Loan Agreement, the Company issued to Imperium a five-year warrant (the “Stock Purchase Warrant”) to purchase 1,400,000 shares of the Company’s common stock at an exercise price of $1.48 per share. The Stock Purchase Warrant is not exercisable until the earliest of (i) the date when Current Market Value (as defined therein) exceeds the exercise price multiplied by two, (ii) the date of a Change of Control (as defined therein), and (iii) the third anniversary of the date of issuance of the Stock Purchase Warrant. The Stock Purchase Warrant provides for adjustments to the exercise price and the number of shares issuable upon exercise in certain events to protect against dilution and for cashless exercise. The Stock Purchase Warrant also required the Company to file a registration statement with the SEC with respect to the shares issuable upon exercise of the Stock Purchase Warrant within 45 days of the date of issuance of the Stock Purchase Warrant, and that the Company use its best efforts to obtain the effectiveness of such registration statement within 90 days (subject to extension to 120 days) of the date of issuance of the Stock Purchase Warrant. The Company filed the Registration Statement and it was effective in the required time frame. If the Company failed to comply with its obligations to file the registration statement and obtain its effectiveness within the specified periods, and in certain other events, the Company would have been required to pay Imperium, for each month such failure continued, the amount of $22,500. The Stock Purchase Warrant also provided for piggyback registration rights. The proceeds from the $2,000,000 Imperium Note were allocated using the relative fair value method, to both the notes payable balance and warrants issued.

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

[9] Commitments and Contingencies

Sales and Use Tax Audit

The New York State Department of Taxation and Finance (the “Department”) conducted an examination of the Company for state sales and use tax for audit periods March 1, 2009 through February 28, 2013. In February 2014, the Company received a Statement of Proposed Audit Change from the Department. The Change asserts proposed Sales and Use Tax due in the amount of approximately $191,600 together with interest of approximately $46,400. Interest will continue to accrue on the proposed outstanding balances until the date of payment. On March 11, 2014, the Company paid the Department an aggregate of approximately $238,000 in satisfaction in full of all amounts owed in connection with such examination.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain risks, uncertainties and contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements. In addition to other factors and matters discussed elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”) over the last 12 months, including our Annual Report on Form 10-K filed with the SEC on March 28, 2014, these risks, uncertainties and contingencies include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services. Total revenue for the three months ended June 30, 2014 increased to approximately $5,001,000 from approximately $4,004,000 for the three months ended June 30, 2013, mainly due to an increase in support and professional services revenues for the three months ended June 30, 2014. Total revenue for the six months ended June 30, 2014 decreased to approximately $10,209,000 from approximately $10,889,000 for the six months ended June 30, 2013, mainly due to a decrease in license revenue.

The following is an overview of the key components of our revenue and other important financial data for the three and six months ended June 30, 2014:

Software Licenses. Our license revenue in the three and six months ended June 30, 2014 of approximately $227,000 and $1,034,000, respectively, was from new and existing customers who chose to renew, add onto or extend their use of our software. For the three and six months ended June 30, 2013, we generated approximately $697,000 and $4,320,000, respectively, in license revenue. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

Support Services. Support services revenue was approximately $2,121,000 and $4,251,000, respectively, in the three and six months ended June 30, 2014 compared to approximately $1,981,000 and $4,004,000, respectively, in the same periods in 2013. Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base; the amount of new maintenance associated with new license sales; and annual price increases.

Professional Services. Professional services revenue was approximately $2,653,000 and $4,924,000, respectively, in the three and six months ended June 30, 2014 compared to approximately $1,326,000 and $2,565,000, respectively, in the same periods of 2013, due to an increase in demand for customizations and implementations of Cover-All Policy in the three and six months ended June 30, 2014.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Income (Loss) before Income Taxes. Income (loss) before income taxes was approximately $332,000 and $769,000, respectively, in the three and six months ended June 30, 2014 compared to approximately $(1,145,000) and $(436,000), respectively, in the same periods of 2013, primarily due to an increase in support and professional services revenue and our continuing and ongoing effort to maintain our expenses in line with our revenues for the six months ended June 30, 2014.

Net Income (Loss). Net income (loss) for the three and six months ended June 30, 2014 was approximately $328,000 and $762,000, respectively, compared to approximately $(1,149,000) and $(444,000), respectively, in the same periods of 2013. This was mainly a result of an increase in support and professional services revenue in the three months ended June 30, 2014.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP metric, was approximately $872,000 and $1,880,000, respectively, for the three and six months ended June 30, 2014 compared to approximately $217,000 and $2,214,000, respectively, for the three and six months ended June 30, 2013.

Cash Flow. We generated approximately $1,705,000 in positive cash flow from operations in the first six months of 2014 and ended the period with approximately $3,489,000 in cash and cash equivalents and approximately $1,398,000 in accounts receivable.

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

As we shift over time from software development to deployment, from a financial perspective, the non-cash charges for amortization of developed software will increasingly impact our bottom line. Therefore, in order to provide more visibility to investors, we have decided to also report EBITDA to show what we believe is the Company’s earnings power without the impact of, among other items, amortization. In the first six months of 2014, the non-cash charge for amortization of capitalized software decreased to $745,000 from $2,273,000 in the same period in 2013, and we expect this amount to be approximately $1,500,000, or $0.06 per share, in 2014, depending on our sales success. Therefore, we believe that EBITDA will be a useful measure of the true earnings power of the Company while we complete the development and deployment cycle. As such, we expect to increasingly focus on EBITDA to evaluate our progress.

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

The term EBITDA is not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. EBITDA has limitations as an analytical tool, and when assessing the Company’s operating performance, investors should not consider EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Among other things, EBITDA does not reflect the Company’s actual cash expenditures. Other companies may calculate similar measures differently than we do, limiting their usefulness as comparative tools. We compensate for these limitations by relying on our U.S. GAAP results and using EBITDA only supplementally.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net Income (Loss)	$327,789	$(1,148,999)	$761,638	$(443,673)

Interest Income (Expense), Net	95,270	90,912	188,942	183,423
Income Tax Expense	3,920	3,505	7,608	8,171
Depreciation	49,429	66,398	131,258	128,236
Amortization:
Amortization of Capitalized Software	372,638	1,181,017	745,276	2,273,124
Amortization of Customer Lists/Relationships	15,167	17,408	30,334	50,908
Amortization of Deferred Financing Costs	7,810	6,947	15,395	13,693
Total Amortization	395,615	1,205,372	791,005	2,337,725

EBITDA	$872,023	$217,188	$1,880,451	$2,213,882

EBITDA per Common Share:
Basic	$0.03	$0.01	$0.07	$0.09
Diluted	$0.03	$0.01	$0.07	$0.09

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
License	4.5%	17.4%	10.1%	39.7%
Support Services	42.4	49.5	41.6	36.8
Professional Services	53.1	33.1	48.3	23.5
Total Revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
License	––	(7.7)	––	0.4
Support Services	29.3	40.9	30.9	39.6
Professional Services	24.2	19.1	22.7	13.3
Total Cost of Revenues	53.5	52.3	53.6	53.3
Direct Margin	46.5	47.7	46.4	46.7

Operating Expenses:
Sales and Marketing	10.9	13.1	10.0	10.8
General and Administrative	15.1	12.2	14.6	9.8
Amortization of Capitalized Software	7.5	29.4	7.3	20.9
Research and Development	4.5	19.4	5.1	7.6
Total Operating Expenses	38.0	74.1	37.0	49.1
Operating (Loss) Income	8.5	(26.4)	9.4	(2.4)

Other Expense (Income):
Interest Expense (Income)	1.9	2.3	1.9	1.7
Other Income	––	(0.1)	––	(0.1)
Total Other Expense (Income)	1.9	2.2	1.9	1.6
Income (Loss) Before Income Taxes	6.6	(28.6)	7.5	(4.0)

Income Taxes	––	0.1	––	0.1

Net Income (Loss)	6.6%	(28.7)%	7.5%	(4.1)%

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Total revenues for the three months ended June 30, 2014 were approximately $5,001,000 compared to approximately $4,004,000 for the same period in 2013. License fees were approximately $227,000 for the three months ended June 30, 2014 compared to approximately $697,000 in the same period in 2013 as a result of fewer sales to new and existing customers in 2014. For the three months ended June 30, 2014, support services revenues were approximately $2,121,000 compared to approximately $1,981,000 in the same period of the prior year primarily due to the annual renewals from existing customers and new customer contracts signed in 2013. Professional services revenue contributed approximately $2,653,000 in the three months ended June 30, 2014 compared to approximately $1,326,000 in the second quarter of 2013, as a result of an increase in demand for new software capabilities and customizations from our current customer base and implementation of Cover-All Policy for our new customers.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

For the six months ended June 30, 2014, total revenues were approximately $10,209,000 compared to approximately $10,889,000 in the same period of the prior year as a result of an increase in support and professional services revenue offset by a decrease in license sales for the six months ended June 30, 2014.

Cost of sales was approximately $2,674,000 and $5,471,000, respectively, for the three and six months ended June 30, 2014 compared to approximately $2,092,000 and $5,807,000, respectively, for the same periods in 2013 due to an increase in personnel-related costs in the six months ended June 30, 2014. In the second quarter of 2013, we reversed the bonus accrual of $310,000 we had accrued in the first quarter of 2013. We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand. Non-cash capitalized software amortization was approximately $373,000 and 745,000, respectively, for the three and six months ended June 30, 2014 as compared to approximately $1,181,000 and $2,273,000, respectively, for the same periods in 2013. We capitalized approximately $0 and $0, respectively, of software development costs in the three and six months ended June 30, 2014 as compared to approximately $646,000 and $1,430,000, respectively, in the same periods in 2013.

The direct margin during the three and six month periods ended June 30, 2014 was 46.5% and 46.4%, respectively, compared to 47.7% and 46.7%, respectively, in the same periods in 2013. Support services margin increased in the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to several cost saving initiatives. Professional services direct margin increased for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to use of offshore resources to provide customizations to new and existing customers.

We expect our quarterly gross margin to vary in percentage terms in future periods as we experience changes in the mix between higher gross margin license revenues and lower gross margin services revenues.

Amortization of capitalized software was approximately $373,000 and $745,000, respectively, for the three and six months ended June 30, 2014, as compared to approximately $1,181,000 and $2,273,000, respectively, in the same periods of 2013. The Company revised the estimated useful life of its capitalized software, effective January 1, 2014, from three years to five years.

Research and development expenses decreased to approximately $228,000 and $524,000, respectively, for the three and six months ended June 30, 2014 as compared to approximately $775,000 and $826,000, respectively, for the same periods in 2013, primarily as a result of work on fewer new products and capabilities. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were approximately $543,000 and $1,022,000, respectively, for the three and six months ended June 30, 2014 was compared to approximately $526,000 and $1,174,000, respectively, in the same periods of 2013. This increase in the second quarter of 2014 was primarily due to an increase in our marketing and sales staff, resulting in an increase in personnel-related costs and in expenditures related to advertising and promotion.

General and administrative expenses increased to approximately $756,000 and $1,489,000, respectively, in the three and six months ended June 30, 2014 as compared to approximately $489,000 and $1,066,000, respectively, in the same periods in 2013. This increase in 2014 was mainly due to reclassing of all facilities costs to general and administrative expenses in 2014.

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

On September 11, 2012, we entered into a $2,250,000 credit facility with Imperium Commercial Finance Master Fund, LP, an affiliate of Imperium Partners (the “Loan Agreement”). The $2,250,000 credit facility, which will support our product/services expansion and growth initiatives, consists of a $2,000,000 three-year term loan, bearing interest at a fixed rate of 8% per annum, and a $250,000 revolving credit facility, also bearing interest at a fixed rate of 8% per annum. Imperium also received five-year warrants to purchase 1,400,000 shares of our common stock, with an exercise price of $1.48 per share.

In connection with the Imperium Loan Agreement financing, we incurred deferred financing costs of $92,283, which will be amortized over the life of the loan (or earlier if the loan becomes due or is repaid before its fixed maturity).

At June 30, 2014, we had cash and cash equivalents of approximately $3,489,000 compared to cash and cash equivalents of approximately $1,849,000 at December 31, 2013. The increase in cash and cash equivalents is primarily attributable to the increase in support and professional services revenue in the six months ended June 30, 2014.

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

At June 30, 2014, we had working capital of approximately $2,040,000 compared to working capital of approximately $(19,000) at December 31, 2013. For the six months ended June 30, 2014, net cash provided from operating activities totaled approximately $1,705,000 compared to approximately $2,446,000 for the six months ended June 30, 2013 due to a decrease in license revenue for the six months ended June 30, 2014. In 2014, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.

For the six months ended June 30, 2014, net cash used for investing activities was approximately $8,000 compared to approximately $1,449,000 for the six months ended June 30, 2013. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. For the six months ended June 30, 2014, net cash used for financing activities was approximately $57,000 compared to approximately $63,000 for the six months ended June 30, 2013. The cash used for financing activities in 2014 consisted of the principal payments on our capital lease.

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

Interest on the outstanding principal balance under the Imperium Notes accrues at a fixed rate equal to 8% per annum and is payable monthly, in arrears. The outstanding principal and any remaining interest under the Imperium Notes will be immediately due and payable to Imperium on the earlier of (1) September 10, 2015 and (2) the date Imperium’s obligation to advance funds under the revolving credit line is terminated following an event of default pursuant to the terms and conditions of the Loan Agreement. Payments and prepayments received by Imperium will be applied against principal and interest as provided for in the Loan Agreement.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Our future liquidity and capital resource requirements will depend on many factors, including, but not limited to, the following trends and uncertainties we face:

•	Our ability to generate cash is subject to general economic, financial, competitive and other factors beyond our control.
•	Our need to invest resources in product development in order to continue to enhance our current product, develop new products, attract and retain customers and keep pace with competitive product introductions and technological developments.
•	We experience competition in our industry and continuing technological changes.
•	Insurance companies typically are slow in making decisions and have numerous bureaucratic and institutional obstacles, which can make our efforts to attain new customers difficult.
•	We compete with a number of larger companies who have greater resources than those of ours.
•	We compete on the basis of insurance knowledge, products, services, price, technological advances and system functionality and performance.
•	Our operations continue to depend upon the continuing business of our existing customers and our ability to attract new customers.
•	A decline in software spending in the insurance industry could result in a decrease in our revenue.

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

The New York State Department of Taxation and Finance (the “Department”) conducted an examination of the Company for state sales and use tax for audit periods March 1, 2009 through February 28, 2013. In February 2014, the Company received a Statement of Proposed Audit Change from the Department. The Change asserts proposed Sales and Use Tax due in the amount of approximately $191,600 together with interest of approximately $46,400. Interest will continue to accrue on the proposed outstanding balances until the date of payment. On March 11, 2014, the Company paid the Department an aggregate of approximately $238,000 in satisfaction in full of all amounts owed in connection with such examination.

Net Operating Loss Carryforwards

The deferred tax asset from tax net operating loss carryforwards of approximately $4,673,000 represents approximately $11,800,000 of net operating loss carryforwards which are subject to expiration beginning in 2028. During the six months ended June 30, 2014, the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryforwards utilized to offset taxable income for the current period, subject to federal alternative minimum tax limitations. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at June 30, 2014, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition
•	Valuation of Capitalized Software
•	Valuation of Allowance for Doubtful Accounts Receivable
•	Deferred Income Taxes

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

Our revenues are recognized in accordance with FASB ASC 986-605, “Software Revenue Recognition,” as amended. Revenue from the sale of software licenses is predominately related to the sale of standardized software and is recognized when these software modules are delivered and accepted by the customer, the license term has begun, the fee is fixed or determinable, and collectability is probable. Revenue from support services is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

Amounts invoiced to our customers in excess of recognizable revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Our revenues are derived from the licensing of our software products, professional services, and support services. We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collection is probable.

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

Deferred Income Taxes

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. We estimate our income tax valuation allowance by assessing which deferred tax assets are more-likely-than-not to be recovered in the future. The valuation allowance is based on our estimates of taxable income in each jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. If it appears that we will not generate such taxable income, we may need to increase the valuation allowance against the related deferred tax asset in a future period.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * * * * * *

Statements in this Quarterly Report on Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause the Company’s actual results in future periods to differ materially from expected results. Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control. Those and other risks are described in the Company’s filings with the SEC over the last 12 months, including our Annual Report on Form 10-K filed with the SEC on March 28, 2014, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II: OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 28, 2014, have not materially changed.

Item 6. Exhibits.

Exhibit
No.	Description

10(c)(27)	Summary of Amended 2014 Non-Employee Director Compensation, dated June 12, 2014 [incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 1-09228) filed on June 13, 2014]

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (Unaudited); (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101.1 hereto are not to be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are not to be deemed “filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date: August 14, 2014	By:	/s/ Manish D. Shah
Manish D. Shah, President and Chief
Executive Officer

Date: August 14, 2014	By:	/s/ Ann F. Massey
Ann F. Massey, Chief Financial Officer

