Form 10-Q
period 2014-09-30
COVER ALL TECHNOLOGIES INC
filed 2014-11-13
CIK 737300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2014
Common Stock, $.01 par value per share	26,638,477

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2014 (Unaudited)
	and December 31, 2013	3

	Consolidated Statements of Operations for the three and nine
	months ended September 30, 2014 and 2013 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine
	months ended September 30, 2014 and 2013 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	24

Item 4.	Controls and Procedures	24

PART II:	OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

SIGNATURES		26

. . . . . . . . . .

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$4,134,793	$1,848,571
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000)	1,647,052	2,604,489
Prepaid Expenses	550,215	491,905
Deferred Tax Asset	850,500	850,500

Total Current Assets	7,182,560	5,795,465

Property and Equipment – Net	536,262	708,590

Goodwill	1,039,114	1,039,114

Capitalized Software (Less Accumulated Amortization of $23,423,105 and $22,305,191 in 2014 and 2013, Respectively)	6,846,669	7,964,583

Customer Lists/Relationships (Less Accumulated Amortization of $386,833 and $341,333 in 2014 and 2013, Respectively)	15,167	60,667

Deferred Tax Asset	2,674,928	2,674,928

Deferred Financing Costs (Net Amortization of $59,519 and $36,082 in 2014 and 2013, Respectively)	32,764	56,201

Other Assets	245,712	424,522

Total Assets	$18,573,176	$18,724,070

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$1,221,968	$1,059,238
Accrued Expenses	648,720	1,412,400
Deferred Charges	196,542	231,051
Short-Term Debt	1,789,606	—
Current Portion of Capital Lease	118,346	114,640
Unearned Revenue	2,200,927	2,997,455

Total Current Liabilities	6,176,109	5,814,784

Long Term Liabilities:
Long-Term Debt	—	1,639,109
Long-Term Portion of Capital Lease	263,911	353,139

Total Long-Term Liabilities	263,911	1,992,248

Total Liabilities	6,440,020	7,807,032

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 26,638,477 and 26,402,227 Shares Issued and Outstanding in 2014 and 2013, Respectively	266,385	264,022

Additional Paid-In Capital	32,961,413	32,674,374

Accumulated Deficit	(21,094,642)	(22,021,358)

Total Stockholders’ Equity	12,133,156	10,917,038

Total Liabilities and Stockholders’ Equity	$18,573,176	$18,724,070

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Licenses	$33,517	$1,028,474	$1,067,714	$5,348,322
Support Services	2,142,835	2,002,028	6,393,686	6,006,206
Professional Services	2,827,399	2,028,602	7,751,135	4,593,917
Total Revenues	5,003,751	5,059,104	15,212,535	15,948,445
Cost of Revenues:
Licenses	—	17,307	—	67,307
Support Services	1,479,127	1,565,818	4,628,570	5,879,782
Professional Services	1,297,932	883,174	3,618,994	2,325,940
Total Cost of Revenues	2,777,059	2,466,299	8,247,564	8,273,029
Direct Margin	2,226,692	2,592,805	6,964,971	7,675,416
Operating Expenses:
Sales and Marketing	537,394	600,629	1,559,125	1,774,300
General and Administrative	737,168	492,364	2,226,662	1,558,325
Reorganization Costs	—	319,014	—	319,014
Amortization of Capitalized Software	372,638	1,186,659	1,117,914	3,459,783
Research and Development	278,637	807,856	802,226	1,633,611
Total Operating Expenses	1,925,837	3,406,522	5,705,927	8,745,033
Operating Income (Loss)	300,855	(813,717)	1,259,044	(1,069,617)
Other (Income) Expense:
Interest Expense	96,907	92,397	285,850	275,820
Interest Income	—	—	—	—
Other Income	—	—	—	(3,821)
Total Other (Income) Expense	96,907	92,397	285,850	271,999
Income (Loss) Before Income Taxes	203,948	(906,114)	973,194	(1,341,616)
Income Taxes	38,870	10,295	46,478	18,466
Net Income (Loss)	$165,078	$(916,409)	$926,716	$(1,360,082)
Basic Earnings (Loss) Per Common Share	$0.01	$(0.03)	$0.03	$(0.05)
Diluted Earnings (Loss) Per Common Share	$0.01	$(0.03)	$0.03	$(0.05)
Weighted Average Number of Common Shares Outstanding for Basic Earnings (Loss) Per Common Share	26,638,000	26,286,000	26,607,000	26,114,000
Weighted Average Number of Common Shares Outstanding for Diluted Earnings (Loss) Per Common Share	26,638,000	26,286,000	26,607,000	26,114,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2014	2013
Cash Flows Provided From Operating Activities:
Net Income (Loss)	$926,716	$(1,360,082)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided From Operating Activities:
Depreciation	180,223	188,635
Amortization of Capitalized Software	1,117,914	3,459,783
Amortization of Customer Lists/Relationships	45,500	66,074
Amortization of Stock-Based Compensation	323,351	539,129
Amortization of Deferred Financing Costs	23,437	20,846
Stock Based Compensation Provided for Services	116,547	76,366
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	957,437	(137,604)
Prepaid Expenses	(58,310)	(107,190)
Other Assets	178,810	107,696
Increase (Decrease) in:
Accounts Payable	162,730	(552,813)
Accrued Liabilities	(786,947)	(732,382)
Taxes Payable	23,268	16,159
Deferred Charges	(34,509)	156,058
Unearned Revenue	(796,528)	283,433
Net Cash Provided From Operating Activities	2,379,638	2,024,108

Cash Flows Used For Investing Activities:
Capital Expenditures	(7,895)	(26,378)
Capitalized Software Development Expenditures	—	(1,803,399)
Net Cash Used For Investing Activities	(7,895)	(1,829,777)

Cash Flows Used For Financing Activities:
Capital Lease – Principal Payments	(85,522)	(90,855)
Proceeds from Exercise of Stock Options	—	42,501
Net Cash Used For Financing Activities	(85,522)	(48,354)

Net Increase in Cash and Cash Equivalents	2,286,221	145,977

Cash and Cash Equivalents – Beginning of Periods	1,848,571	1,353,892
Cash and Cash Equivalents – End of Periods	$4,134,793	$1,499,869

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$181,749	$141,955
Income Taxes	$23,258	$—

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

Amortization of capitalized software development costs in the amount of $1,187,000 and $3,460,000, as previously reflected in the Consolidated Statement of Operations for the three and nine months ended September 30, 2013, respectively, have been reclassified from Cost of Revenues – Licenses to Operating Expenses – Amortization of Capitalized Software to conform to the current period presentation. This reclassification had no effect on the previously reported Net Income for the three and nine month periods ended September 30, 2013.

The Company’s policy is to periodically review the estimated useful lives and value of its capitalized software costs. During the quarter ended March 31, 2014, this review indicated that the revised estimated life (5 years) for capitalized software differed from the useful lives (3 years) that had been previously used for amortization purposes in the Company’s financial statements. This revision in the estimated life is based upon the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. As a result, the Company revised the estimated useful lives of capitalized software, effective January 1, 2014. The effect of this change in estimate was to decrease amortization expense, increase operating income, and increase net income by $248,000 and $745,000 for the three and nine month periods ended September 30, 2014, respectively.

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of September 30, 2014, and results of operations for the three and nine month periods ended September 30, 2014 and 2013 and the cash flows for the nine month periods ended September 30, 2014 and 2013, as applicable, have been made.

The results of operations for the three and nine month periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

[3] Capitalized Software Development Costs

Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Amortization is calculated on a product-by-product basis using the straight-line method over the remaining economic life of the product. The Company incurred capitalized software development costs of approximately $0 and $0, respectively, in the three and nine months ended September 30, 2014 compared to

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approximately $373,000 and $1,803,000, respectively, in the same periods in 2013. Amortization of capitalized software development costs was approximately $373,000 and $1,118,000, respectively, in the three and nine months ended September 30, 2014 compared to approximately $1,187,000 and $3,460,000, respectively, in the same periods in 2013.

[4] Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	For the three months ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$165,078	26,638,477	$0.01
Effect of Dilutive Securities:
Options and Restricted Stock	—	—	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$165,078	26,638,477	$0.01

	For the three months ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (Loss) Available to Common Stockholders	$(916,409)	26,286,317	$(0.03)
Effect of Dilutive Securities:
Options and Restricted Stock	—	—	—
Diluted EPS:
Income (Loss) Available to Common Stockholders Plus Assumed Exercises	$(916,409)	26,286,317	$(0.03)

	For the nine months ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income Available to Common Stockholders	$926,716	26,606,884	$0.03
Effect of Dilutive Securities:
Options and Restricted Stock	—	608	—
Diluted EPS:
Income Available to Common Stockholders Plus Assumed Exercises	$926,716	26,607,492	$0.03

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the nine months ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (Loss) Available to Common Stockholders	$(1,360,082)	26,113,787	$(0.05)
Effect of Dilutive Securities:
Options and Restricted Stock	—	—	—
Diluted EPS:
Income (Loss) Available to Common Stockholders Plus Assumed Exercises	$(1,360,082)	26,113,787	$(0.05)

 [5] Stock-Based Compensation and Stock Purchase Plans

Stock Options

In the three and nine months ended September 30, 2014, we recognized approximately $117,285 and $289,402, respectively, of stock-based compensation expense in our consolidated financial statements.

In June 2005, we adopted the 2005 Stock Incentive Plan (as amended, the “2005 Plan”). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing, and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At September 30, 2014, an aggregate of $1,593,684 shares were available for grant under the 2005 Plan.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

-

The Company does not anticipate issuance of dividends during the expected term.

	2014	2013
Expected volatility	41%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3–5	3–5
Risk-free interest rate	0.46%	3%

As of September 30, 2014, there was approximately $146,503 of total unrecognized compensation cost related to non-vested share-based compensation arrangements previously granted by the Company. That cost is expected to be recognized over a weighted-average period of 0.4 years.

A summary of the changes in our outstanding common stock options for all outstanding plans for the nine months ended September 30, 2014 is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2014	1,787,500	$ 1.00 – 1.67	2.2 years	$1.48
Exercised	(450,000)	1.04	—	1.04
Cancelled	(345,000)	1.55 – 1.63	—	1.61
Balance, September 30, 2014	992,500	$ 1.50 – 1.67	2.0 years	$1.63

Of the stock options outstanding, an aggregate of 505,500 are currently exercisable.

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

Warrants

As of September 30, 2014, there were 1,442,000 warrants outstanding. A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, January 1, 2014	1,442,000	$1.48	3.7	$1.48
Balance, September 30, 2014	1,442,000	$1.48	2.9	$1.48

Time-Based Restricted Stock Units

A summary of the changes in our time-based restricted stock units, or RSUs, for the nine months ended September 30, 2014 is as follows:

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, January 1, 2014	169,309	$1.65
Granted	123,218	1.39
Cancelled	—	—
Vested	(91,250)	1.65
Balance, September 30, 2014	201,277	$1.49

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

[6] Income Taxes

The deferred tax asset from tax net operating loss carryforwards of approximately $4,673,000 represents approximately $11,800,000 of net operating loss carryforwards which are subject to expiration beginning in 2023. During the six months ended September 30, 2014, the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryforwards utilized to offset taxable income for the current period, subject to federal alternative minimum tax limitations. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition; a decline in sales or margins; a loss of market share; and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at September 30, 2014, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

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

[8] Long-Term Debt

On September 11, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) between and among Imperium Commercial Finance Master Fund, LP, a Delaware limited partnership (“Imperium”), as lender, Cover-All Systems, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), as borrower, and the Company, as a guarantor. The Loan Agreement provides for a three-year term loan to the Subsidiary of $2,000,000, evidenced by a Term Note in favor of Imperium, and a three-year revolving credit line to the Subsidiary of up to $250,000, evidenced by a Revolving Credit Note in favor of Imperium (together with the Term Note, the “Imperium Notes”). The amount available to be borrowed under the revolving credit line may not exceed 80% of Eligible Accounts (as defined in the Loan Agreement). All amounts borrowed under the term loan and the revolving credit line are secured by a security interest in all of the assets of the Subsidiary and guaranteed by the Company, which guarantee is secured by a pledge by the Company of all of the outstanding shares of capital stock of the Subsidiary. As of September 30, 2014, no balance was outstanding under the Revolving Credit Line. As of September 30, 2014, the Short-Term Debt balance consists of the following:

Principal Balance Outstanding	$2,000,000
Discount	(210,394)
Short-Term Debt	$1,789,606

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services. Total revenue for the three months ended September 30, 2014 decreased to approximately $5,004,000 from approximately $5,059,000 for the three months ended September 30, 2013, mainly due to a decrease in license revenue for the three months ended September 30, 2014. Total revenue for the nine months ended September 30, 2014 decreased to approximately $15,213,000 from approximately $15,948,000 for the nine months ended September 30, 2013, mainly due to a decrease in license revenue.

The following is an overview of the key components of our revenue and other important financial data for the three and nine months ended September 30, 2014:

Software Licenses. Our license revenue in the three and nine months ended September 30, 2014 of approximately $34,000 and $1,068,000, respectively, was from new and existing customers who chose to renew, add onto or extend their use of software. For the three and nine months ended September 30, 2013, we generated approximately $1,028,000 and $5,348,000, respectively, in license revenue. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

Support Services. Support services revenue was approximately $2,143,000 and $6,394,000, respectively, in the three and nine months ended September 30, 2014 compared to approximately $2,002,000 and $6,006,000, respectively, in the same periods in 2013. Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base; the amount of new maintenance associated with new license sales; and annual price increases.

Professional Services. Professional services revenue was approximately $2,827,000 and $7,751,000, respectively, in the three and nine months ended September 30, 2014 compared to approximately $2,029,000 and $4,594,000, respectively, in the same periods of 2013, due to an increase in demand for customizations and implementations of Cover-All Policy in the three and nine months ended September 30, 2014.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Income (Loss) before Income Taxes. Income (loss) before income taxes was approximately $204,000 and $973,000, respectively, in the three and nine months ended September 30, 2014 compared to approximately $(906,000) and $(1,342,000), respectively, in the same periods of 2013, primarily due to an increase in support and professional services revenue and our continuing and ongoing effort to maintain our expenses in line with our revenues for the three and nine months ended September 30, 2014.

Net Income (Loss). Net income (loss) for the three and nine months ended September 30, 2014 was approximately $165,000 and $927,000, respectively, compared to approximately $(916,000) and $(1,360,000), respectively, in the same periods of 2013. This was mainly a result of an increase in support and professional services revenue in the three months ended September 30, 2014.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP metric, was approximately $746,000 and $2,626,000, respectively, for the three and nine months ended September 30, 2014 compared to approximately $456,000 and $2,670,000, respectively, for the three and nine months ended September 30, 2013.

Cash Flow. We generated approximately $2,380,000 in positive cash flow from operations in the first nine months of 2014 and ended the period with approximately $4,135,000 in cash and cash equivalents and approximately $1,647,000 in accounts receivable.

We continue to face competition for growth in 2014 mainly in the marketing and selling of our products and services to new customers, caused by a number of factors, including long sales cycles and general economic and business conditions. In addition, there are risks related to customers’ acceptance and implementation delays, which could affect the timing and amount of license revenue we are able to recognize. However, given the positive response to our new software from existing customers and the introduction of additional software capabilities, we have expanded our sales and marketing efforts to both new and existing customers. Consequently, we are incurring additional sales and marketing expense in advance of generating the corresponding revenue.

As we shift over time from software development to deployment, from a financial perspective, the non-cash charges for amortization of developed software will increasingly impact our bottom line. Therefore, in order to provide more visibility to investors, we have decided to also report EBITDA to show what we believe is the Company’s earnings power without the impact of, among other items, amortization. In the first nine months of 2014, the non-cash charge for amortization of capitalized software decreased to $1,118,000 from $3,460,000 in the same period in 2013, and we expect this amount to be approximately $1,500,000, or $0.06 per share, in 2014, depending on our sales success. Therefore, we believe that EBITDA will be a useful measure of the true earnings power of the Company while we complete the development and deployment cycle. As such, we expect to increasingly focus on EBITDA to evaluate our progress.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net Income (Loss)	$165,078	$(916,409)	$926,716	$(1,360,082)

Interest Income (Expense), Net	96,907	92,397	285,849	275,820
Income Tax Expense	38,870	10,295	46,478	18,466
Depreciation	48,965	60,399	180,223	188,635
Amortization:
Amortization of Capitalized Software	372,638	1,186,659	1,117,914	3,459,784
Amortization of Customer Lists/Relationships	15,167	15,167	45,501	66,074
Amortization of Deferred Financing Costs	8,042	7,153	23,437	20,846
Total Amortization	395,847	1,208,979	1,186,852	3,546,704

EBITDA	$745,667	$455,661	$2,626,118	$2,669,543

EBITDA per Common Share:
Basic	$0.03	$0.02	$0.10	$0.10
Diluted	$0.03	$0.02	$0.10	$0.10

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
License	0.7%	20.3%	7.0%	33.5%
Support Services	42.8	39.6	42.0	37.7
Professional Services	56.5	40.1	51.0	28.8
Total Revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
License	—	0.3	—	0.4
Support Services	29.6	31.0	30.4	36.9
Professional Services	25.9	17.4	23.8	14.6
Total Cost of Revenues	55.5	48.7	54.2	51.9
Direct Margin	44.5	51.3	45.8	48.1

Operating Expenses:
Sales and Marketing	10.7	11.9	10.2	11.1
General and Administrative	14.7	9.7	14.6	9.8
Amortization of Capitalized Software	7.4	23.5	7.3	21.7
Reorganization Costs	—	6.3	—	2.0
Research and Development	5.7	16.0	5.4	10.2
Total Operating Expenses	38.5	67.4	37.5	54.8
Operating Income (Loss)	6.0	(16.1)	8.3	(6.7)

Other Expense (Income):
Interest Expense (Income)	1.9	1.8	1.9	1.7
Other Income	—	—	—	—
Total Other Expense (Income)	1.9	1.8	1.9	1.7
Income (Loss) Before Income Taxes	4.1	(17.9)	6.4	(8.4)

Income Taxes	0.8	0.2	0.3	0.1

Net Income (Loss)	3.3%	(18.1)%	6.1%	(8.5)%

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Total revenues for the three months ended September 30, 2014 were approximately $5,004,000 compared to approximately $5,059,000 for the same period in 2013. License fees were approximately $34,000 for the three months ended September 30, 2014 compared to approximately $1,028,000 in the same period in 2013 as a result of fewer sales to new and existing customers in 2014. For the three months ended September 30, 2014, support services revenues were approximately $2,143,000 compared to approximately $2,002,000 in the same period of the prior year primarily due to the annual renewals from existing customers and new customer contracts signed in 2013. Professional services revenue contributed approximately $2,827,000 in the three months ended September 30, 2014 compared to approximately $2,029,000 in the third quarter of 2013, as a result of an increase in demand for new

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

software capabilities and customizations from our current customer base and implementation of Cover-All Policy for our new customers.

For the nine months ended September 30, 2014, total revenues were approximately $15,213,000 compared to approximately $15,948,000 in the same period of the prior year as a result of an increase in support and professional services revenue offset by a decrease in license sales for the nine months ended September 30, 2014.

Cost of sales was approximately $2,777,000 and $8,248,000, respectively, for the three and nine months ended September 30, 2014 compared to approximately $2,466,000 and $8,273,000, respectively, for the same periods in 2013 due to a decrease in personnel-related costs in the nine months ended September 30, 2014. We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand. Non-cash capitalized software amortization was approximately $373,000 and $1,118,000, respectively, for the three and nine months ended September 30, 2014 as compared to approximately $1,187,000 and $3,460,000, respectively, for the same periods in 2013. We capitalized approximately $0 and $0, respectively, of software development costs in the three and nine months ended September 30, 2014 as compared to approximately $373,000 and $1,803,000, respectively, in the same periods in 2013.

The direct margin during the three and nine month periods ended September 30, 2014 was 44.5% and 45.8%, respectively, compared to 51.3% and 48.1%, respectively, in the same periods in 2013. Support services margin increased in the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to several cost saving initiatives. Professional services direct margin increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to use of offshore resources to provide customizations to new and existing customers.

We expect our quarterly gross margin to vary in percentage terms in future periods as we experience changes in the mix between higher gross margin license revenues and lower gross margin services revenues.

Amortization of capitalized software was approximately $373,000 and $1,118,000, respectively, for the three and nine months ended September 30, 2014, as compared to approximately $1,187,000 and $3,460,000, respectively, in the same periods of 2013. The Company revised the estimated useful life of its capitalized software, effective January 1, 2014, from three years to five years.

Research and development expenses decreased to approximately $279,000 and $802,000, respectively, for the three and nine months ended September 30, 2014 as compared to approximately $808,000 and $1,634,000, respectively, for the same periods in 2013, primarily as a result of work on fewer new products and capabilities. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were approximately $537,000 and $1,559,000, respectively, for the three and nine months ended September 30, 2014 was compared to approximately $601,000 and $1,774,000, respectively, in the same periods of 2013. This decrease in the third quarter of 2014 was primarily due to a decrease in our marketing and sales staff, resulting in a decrease in personnel-related costs and in expenditures related to advertising and promotion.

General and administrative expenses increased to approximately $737,000 and $2,227,000, respectively, in the three and nine months ended September 30, 2014 as compared to approximately $492,000 and $1,558,000, respectively, in the same periods in 2013. This increase in 2014 was mainly due to reclassing of all facilities costs to general and administrative expenses in 2014.

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

At September 30, 2014, we had cash and cash equivalents of approximately $4,135,000 compared to cash and cash equivalents of approximately $1,849,000 at December 31, 2013. The increase in cash and cash equivalents is primarily attributable to the increase in support and professional services revenue in the nine months ended September 30, 2014.

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

At September 30, 2014, we had working capital of approximately $1,006,000 compared to working capital of approximately $(19,000) at December 31, 2013. For the nine months ended September 30, 2014, net cash provided from operating activities totaled approximately $2,380,000 compared to approximately $2,024,000 for the nine months ended September 30, 2013 due to an increase in support and professional services revenue for the nine months ended September 30, 2014. In 2014, cash flow from operating activities represented the Company’s

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.

For the nine months ended September 30, 2014, net cash used for investing activities was approximately $8,000 compared to approximately $1,830,000 for the nine months ended September 30, 2013. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. For the nine months ended September 30, 2014, net cash provided from (used for) financing activities was approximately $(86,000) compared to approximately $(48,000) for the nine months ended September 30, 2013. The cash used for financing activities in 2014 consisted of the principal payments on our capital lease.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

Net Operating Loss Carryforwards

The deferred tax asset from tax net operating loss carryforwards of approximately $4,673,000 represents approximately $11,800,000 of net operating loss carryforwards which are subject to expiration beginning in 2023. During the nine months ended September 30, 2014, the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryforwards utilized to offset taxable income for the current period, subject to federal alternative minimum tax limitations. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at September 30, 2014, management

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

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

Deferred Tax Asset

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (Unaudited); (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

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

COVER-ALL TECHNOLOGIES INC.

Date: November 13, 2014	By:	/s/ Manish D. Shah
Manish D. Shah, President and Chief Executive Officer

Date: November 13, 2014	By:	/s/ Ann F. Massey
Ann F. Massey, Chief Financial Officer