Form 10-K
period 2014-12-31
COVER ALL TECHNOLOGIES INC
filed 2015-03-31
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to                                     .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $21,677,000.

As of March 16, 2015, there were 26,961,991 shares outstanding of our common stock.

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

In December 2011, we expanded our portfolio of insurance solutions by acquiring the assets of a recognized claims solution provider, Ho’ike Services, Inc., doing business as BlueWave Technology (“BlueWave”). The acquisition of claims software marked another milestone in our goal of becoming a leading full solution provider to the property and casualty insurance industry.

Our software products and services focus on the functions required to underwrite, rate, quote, issue, print, bill and support the entire lifecycle of insurance policies and with the BlueWave acquisition, the important claims functions. Our products and services combine an in-depth knowledge of property and casualty insurance with an innovative and proprietary state-of-the-art technology platform. Our products provide advanced insurance functionality available on an “off-the-shelf” basis yet also provide additional flexibility for accommodating a high degree of customization for our customers to compete in the marketplace through differentiation. Our software is licensed for use in the customer’s data centers or can be provided through an ASP, SaaS or the Cloud using third party technology platforms and support.

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

Merger agreement with majesco

On December 14, 2014, the Company and Majesco, a California corporation (“Majesco”), entered into an Agreement and Plan of Merger (as it may be amended or modified, the “Merger Agreement”), pursuant to which the

1

Company will merge with and into Majesco, with Majesco surviving the merger (the “Merger”). The board of directors of the Company has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement. In addition, the board of directors of Majesco has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement. The Merger is subject to certain closing conditions, including the approval of the Merger by the Company’s stockholders, and is expected to be consummated in June, 2015.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Cover-All, par value $0.01 per share (“Cover-All common stock”), issued and outstanding immediately prior to the Effective Time (other than treasury shares) will be automatically cancelled and extinguished and converted into the right to receive the number of shares of common stock of Majesco, par value $0.002 per share (“Majesco common stock”), multiplied by the Exchange Ratio.  The “Exchange Ratio” is 0.21466, which is the exchange ratio expected to result in a number of shares of common stock of the combined company such that, at the Effective Time, holders of the issued and outstanding Cover-All common stock and outstanding options and restricted stock units and other equity awards of Cover-All will in the aggregate hold approximately 16.5% of the total capitalization of the combined company.  The Exchange Ratio gives effect to a planned reverse stock split of Majesco’s outstanding shares of common stock.

Immediately following the completion of the Merger, the holders of common stock, options and restricted units and other equity awards of Cover-All are expected to own approximately 16.5% of the outstanding common stock of Majesco as a corporate entity following the completion of the Merger (the “combined company”) calculated on a fully diluted basis, and the current shareholders of Majesco are expected to own approximately 83.5% of the outstanding common stock of the combined company calculated on a fully diluted basis.

The Cover-All common stock is currently listed on the NYSE MKT (formerly, NYSE Amex) under the symbol “COVR.” Following the Merger, all Cover-All common stock will be de-listed from the NYSE MKT and de-registered under the Exchange Act of 1934, as amended (the “Exchange Act”).

Currently, Majesco is 100% owned (directly or indirectly) by Mastek Limited (“Mastek”), a public limited company domiciled in India whose equity shares are listed on the BSE Limited (also known as the Bombay Stock Exchange) and the National Stock Exchange of India Limited. Mastek is currently undergoing a de-merger through a scheme of arrangement under India’s Companies Act, 1956, pursuant to which its insurance-related business will be separated from Mastek’s non-insurance related businesses and all insurance-related operations of Mastek that were not directly owned by Majesco will be contributed to Majesco (except certain India-based insurance-related operations). These operations include Mastek’s insurance-related businesses in Canada, Malaysia, Thailand and the United Kingdom and the India-based offshore insurance-related business. In connection with the de-merger, all of Mastek’s equity ownership interest in Majesco (except for the equity stake indirectly held by Mastek through its 100% owned subsidiary, Mastek UK) will be transferred to a newly-formed publicly-traded company in India, called Majesco Limited, which will be spun-off and initially owned by the current shareholders of Mastek and Mastek will continue to own an indirect minority interest in Majesco through Mastek UK. The de-merger and inter-company reorganization currently being conducted by Mastek and its affiliates are referred to in this Form 10-K as the “Majesco Reorganization.”  It is a condition to the closing of the Merger that this Majesco Reorganization be completed prior to the consummation of the Merger.

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

2

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

3

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
4

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

Cover-All Policy – Functional Capabilities

We have a deep inventory of insurance software components combined with a sophisticated implementation platform. Policy includes the following critical components:

•	Cover-All Policy Portal	•	Templates to reduce data entry time
•	Enterprise, Customer-centric Oracle database	•	Advanced Billing Capabilities – integrating with NetSuite
•	Underwriting Tools	•	Claims Repository
•	End User access to information in real time – Straight-Through-Processing	•	Customer Relationship Management
•	Rating and Issuance	•	Agency and Program Management
•	Full policy lifecycle support	•	Advanced Administration Tools
•	Clear and comprehensive data collection with extensive real time edits	•	Access to Web Services and Information Providers
•	Policy history – easy policy changes and useful for activities such as coverage inquiries	•	Policy Dashboard – premium and loss information
•	On-line system, screen and field level look-ups	•	Advanced Workflows, Diaries
•	On-line Commercial Lines Manual Tables and Footnotes	•	Electronic Underwriting files
•	Easy and direct system navigation	•	Compliance Assist, Help Desk
•	Standard ISO (Insurance Service Office)/NCCI coverages and rates support	•	Interfaces to “back end” accounting and reporting systems
•	Company customized coverages and rates support	•	Policy-level Premium and Loss Information for profitability tracking/accounting
5

•	Fully automated recipient-driven issuance of insurance policies, worksheets, ID cards, etc., including print preview	•	Quote, Binder, Policy Lifecycle support
•	Policy database
•	Multiple company/program/state/coverage support

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

Marketing

We maintain an in-house sales and marketing staff. We also utilize outside consultants and other complimentary service providers to market our products. We are redesigning our Internet site and are establishing linkages to portals and other websites. We will continue to expand as we focus on the Internet as a valuable source of information for current and potential customers interested in our products and services. We participate in, display and demonstrate our software products at industry trade shows. Our consulting staff, business partners and other third parties also generate sales leads. We also communicate with our existing customers in a variety of ways.

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

Research and development expenses were $1,130,000, $2,315,000 and $912,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Intellectual Property

We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We currently have no patents or patent applications pending.

Backlog

We had no unrecognized licenses, support services or professional services backlog of unbilled work of as of December 31, 2014.

Major Customers

Our product line is in use in over 30 companies. For the years ended December 31, 2014, 2013 and 2012, we had two, two and four customers who contributed revenues in excess of 10% of our total revenues for the respective years.

For the years ended December 31, 2014, 2013 and 2012, one customer, a unit of American International Group, Inc. (“AIG”), generated approximately 18%, 24% and 12% of our revenues, respectively. The aggregate percentage of our total revenues generated by AIG, including certain other units which were former customers, for the years ended December 31, 2014, 2013 and 2012, respectively, is 18%, 24% and 19%. For the years ended December 31, 2014, 2013 and 2012, Secura, a second customer, which is not affiliated with AIG, generated approximately 24%, 11% and 11% of our revenues, respectively.

As our business has grown, we have become less reliant on any one major customer, including AIG or its affiliates.

LEGAL PROCEEDINGS

From time to time, Cover-All is party to ordinary and routine litigation incidental to its business. Cover-All does not expect the outcome of such litigation to have a material effect on its business or results of operations.

EMPLOYEES

As of December 31, 2014, we had 60 employees, all of whom were full-time employees, and approximately 115 independent contractors primarily providing technical services under a contract with Synechron in India. None of our employees is represented by a labor union, and we have not experienced any work stoppages. We believe that relations with our employees are good.

AVAILABLE INFORMATION

We are subject to the reporting requirements of the Exchange Act, and the rules and regulations promulgated thereunder, and accordingly file reports, information statements or other information with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, reports of current events on Form 8-K and proxy or information statements. The public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the other documents referred to or incorporated by reference in this annual report on Form 10-K, including, without limitation, matters discussed under Item 1 – “Business”, Item 1A – “Risk Factors” and Item 7 – “Management Discussion and Analysis of Financial Condition and Results of Operations”, contain forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this annual report on Form 10-K and the other documents referred to and relate to a variety of matters, including, but not limited to, (i) the timing and anticipated completion of the Merger, (ii) the benefits expected to result from the Merger, (iii) the anticipated business of the combined company following the completion of the Merger, and (iv) other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and we cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this annual report on Form 10-K and those that are referred to in this in this annual report on Form 10-K.

Important factors that could cause actual results to differ materially from those described in forward-looking statements contained herein include, but are not limited to:

•	the expected timetable for completing the Merger and the transactions contemplated by the Merger Agreement;

•	the possibility that the Merger does not close, including, but not limited to, due to the failure to satisfy the closing conditions, such as obtaining regulatory approval;

•	the potential value created by the Merger for Cover-All’s and Majesco’s stockholders and the possibility that the projected value creation and efficiencies from the Merger will not be realized, or will not be realized within the expected time period;

•	the combined company’s ability to raise future capital as needed to fund its operations and business plan;

•	the risk that the respective businesses of Cover-All and Majesco will not be integrated successfully;

•	the risk that unexpected costs will be incurred in connection with the Merger;

•	changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters;

•	the ability to successfully obtain authorization for the listing of the combined company’s securities on the NYSE MKT;

•	the potential of the combined company’s technology platform;

•	the combined company’s ability to achieve increased market acceptance for its product and service offerings and penetrate new markets;

•	the ability of the combined company to protect its intellectual property rights;

•	competition from other providers and products;

•	disruption from the Merger making it more difficult to maintain business, customer, supplier and operational relationships;

•	the combined company’s exposure to additional scrutiny and increased expenses as a result of being a public company that is no longer a small reporting issuer; and

•	the combined company’s ability to identify and complete acquisitions, manage growth and integrate future acquisitions.

In addition to the risk factors identified elsewhere, various important risks and uncertainties affecting each of Cover-All and Majesco may cause the actual results of the combined company to differ materially from the results indicated by the forward-looking statement in this annual report on Form 10-K, including those factors or conditions described in the section entitled “Risk Factors” on page 11 and, without limitation:

•	the financial condition, financing requirements, prospects and cash flow of Cover-All and Majesco;

•	expectations regarding potential growth and ability to implement short and long-term strategies;

•	the risk of loss of strategic relationships;

•	Cover-All’s and Majesco’s ability to compete successfully;

•	dependence on a limited number of key customers;

•	worldwide political, economic or business conditions;

•	changes in technology;

•	changes in laws or regulations affecting the insurance industry in particular;

•	restrictions on immigration;

•	the inability to achieve sustained profitability;
9

•	the ability to obtain, use or successfully integrate third-party licensed technology;

•	the ability and cost of retaining and recruiting key personnel or the risk of loss of such key personnel;

•	ability to attract new clients and retain them and the risk of loss of large customers;

•	continued compliance with evolving laws;

•	ability to maintain or protect intellectual property;

•	unauthorized disclosure of sensitive or confidential client and customer data and cybersecurity;

•	ability of our customers to internally develop new inventions and competitive products;

•	potential adverse judgments or results in connection with any litigation brought against Majesco and/or Cover-All challenging the Merger; and

•	diversion of management’s attention to the Merger rather than regular operation of the business.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K or, in the case of documents referred to in this in this annual report on Form 10-K, as of the date of those documents. Cover-All disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this annual report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

For a more complete discussion of the factors that may cause Cover-All or the combined company’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward-looking statements, or for a discussion of risk associated with the ability of Cover-All to complete the Merger and the effect of the Merger on the business of Cover-All and the combined company, see “Risk Factors” beginning on page 11.

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

We depend on key personnel.

Our success depends to a significant extent upon a limited number of members of senior management and other key employees, including Manish D. Shah, our President and Chief Executive Officer. We maintain “key-man” life insurance on Mr. Shah in the amount of $1,000,000 per individual. The loss of the service of one or more key managers or other key employees could have a significant and adverse effect upon our business, operating results or financial condition. In addition, we believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense. We may not be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results or financial condition.

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

If we are unable to attract new customers and increase business with existing customers, our growth and results of operations will be adversely affected.

Our success depends on our ability to attract new customers and develop new revenue streams. We generate revenue from software contract licenses, professional services fees from ongoing software customization and continuing support fees for technical and regulatory software updates on a monthly basis. To sustain or increase our revenue, we must add new customers and encourage existing to purchase additional licenses from us, including our integrated solutions. In addition to license revenue, we receive significant revenues from support services and professional services. However, we cannot assure you that we will be able to maintain or increase our revenues from these services. We have experienced a decline in license revenue since the first quarter of 2014, which could continue in future periods. Our ability to slow or reverse this declining rate of growth will depend in part upon our ability to successfully attract new customers and increase revenue from existing clients (including our ability to cross-sell our full suite of offerings). However, we operate in a highly competitive market, and there can be no assurance that we will be able to do so.

If the Merger is not completed, our debt service obligations under our Credit Agreement with Imperium could have an adverse effect on our financial condition and results of operations.

Our Credit Agreement with Imperium provides for a three-year term loan facility to the Cover-All Subsidiary of $2 million and a three-year revolving credit line to the Cover-All Subsidiary of up to $250,000. As of December 31, 2014, we had $2 million outstanding under the term loan and no amounts outstanding under the revolving credit line. Our Credit Agreement imposes on us certain restrictions and contains financial covenants. Our debt service obligations and the amortization of deferred financing costs associated with entering into the Credit Agreement could have important consequences to us and our financial condition and results of operations. If we do not generate sufficient cash from our operations to service our debt obligations under the Credit Agreement, we may need to take one or more actions, including refinancing our debt, obtaining additional financing, selling assets, obtaining additional equity capital, restructuring our operations or reducing or delaying capital or other expenditures. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt obligations under the Credit Agreement and meet our other obligations.

Under the Credit Agreement, the Cover-All Subsidiary granted a security interest in substantially all of its assets to Imperium. In addition, we guaranteed the Cover-All Subsidiary’s performance under the Credit Agreement and pledged all of the outstanding shares of the Cover-All Subsidiary in support of such guarantee. The Credit Agreement contains covenants that, among other things, require us to maintain minimum revenues and EBITDA (determined on a consolidated basis), tested annually, commencing with the twelve months ending September 30, 2013. As of September 30, 2014, we were in compliance with our minimum revenue and EBITDA covenants under the Credit Agreement. If we or the Cover-All Subsidiary default on the covenants or other obligations under the Credit Agreement and are unable to cure any such default, Imperium could elect to declare all borrowings outstanding under the Credit Agreement, together with accumulated and unpaid interest and other fees, immediately due and payable. Pursuant to the Merger Agreement, all amounts outstanding under the Credit Agreement will be repaid in full and the indebtedness thereunder discharged.

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

We anticipate that our operations will continue to depend upon the continuing business of our existing customers, and the ability to attract new customers. In 2014, our software products operations depended primarily on certain existing major customers. Two customers generated approximately 24% and 18%, respectively, of our revenues in 2014, and 24% and 11%, respectively, of our revenues in 2013. The loss of such customers or one or more of our other existing major customers or our inability to continue to attract new customers could adversely affect our business, operating results and financial condition significantly.

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

Under the Code, companies that have not been operating profitably are allowed to apply certain of their past losses to offset future taxable income liabilities they may incur once they reach profitability. These amounts are known as net operating tax loss carryforwards, or NOLs. As of December 31, 2014, we had a total of approximately $9.9 million of federal NOLs expiring at various dates through 2032. Because of certain provisions of the Tax Reform Act of 1986 related to change of control, however, we may not get the full benefit of these NOLs. If we are limited from using NOLs to offset any of our income, this would increase our taxes owed and reduce our cash for operations. If the Merger is completed, the vast majority of the tax benefits from the use of these NOLs are not expected to be transferrable to the combined company following completion of the Merger.

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

Declaration and payment of any dividend on our common stock is subject to the discretion of our board of directors. The timing and amount of dividend payments will be dependent upon factors such as our earnings, financial condition, cash requirements and availability, and restrictions in our credit facilities. While we paid a special cash dividend in April 2009, we have not paid any dividends since 2009 and the payment of future dividends is not guaranteed or assured. Accordingly, it is likely that investors may have to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Provisions of our certificate of incorporation, as amended, and by-laws and Delaware law might discourage, delay or prevent a change of control of or changes in our management and, as a result, depress the trading price of our common stock.

Our certificate of incorporation, as amended (the “Certificate of Incorporation”), and bylaws contain provisions that could discourage, delay or prevent a change in control or changes in our management that our stockholders may deem advantageous. These provisions:

•	require super-majority voting to amend some provisions in our Certificate of Incorporation and bylaws;

•	establish a staggered board of directors;
14

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

If research analysts do not continue to publish research about our business or if they issue unfavorable commentary or downgrade our common stock, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that research analysts publish about us and our business. If we do not establish and maintain adequate research coverage or if one or more analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of the research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price or trading volume to decline.

RISKS RELATED TO THE MERGER AND THE COMBINED COMPANY

Currently, there is no public market for Majesco’s common stock. Cover-All stockholders cannot be sure that an active trading market will develop for or of the market price of the shares of Majesco common stock they will receive or that the combined company will successfully obtain authorization for listing on the NYSE MKT or a national securities exchange.

Under the Merger Agreement, each share of Cover-All common stock will be converted into the right to receive shares of Majesco common stock in an amount equal to such number of shares of Cover-All common stock multiplied by the Exchange Ratio. Majesco is an indirectly wholly owned subsidiary of Mastek and prior to this transaction it has not issued any securities in the U.S. markets or elsewhere nor has there been extensive information about it, its businesses or operations publicly available. Majesco has agreed to use its commercially reasonable efforts to cause the shares of Majesco common stock to be issued in the Merger to be approved for listing on the NYSE MKT prior to the effective time of the Merger and the approval of the listing on the NYSE MKT of the Majesco common stock to be issued in the Merger is a condition to the closing of the Merger. However, the listing of shares on the NYSE MKT does not assure that a market for the Majesco common stock will develop or the price at which the shares will trade. No assurance can be provided as to the demand for or trading price of Majesco common stock following the closing of the Merger and the Majesco shares may trade at a price less than the current market price of Cover-All common stock.

Even if the combined company is successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their shares of common stock. If a public market for the combined company’s common stock does not develop, investors may not be able to re-sell the shares of their common stock, rendering their shares illiquid and possibly resulting in a complete loss of their investment. Majesco cannot predict the extent to which investor interest in the combined company will lead to the development of an active, liquid trading market. The trading price of and demand for Majesco common stock following completion of the Merger and the development and continued existence of a market and favorable price for the Majesco common stock will depend on a number of conditions, including the development of a market following, including by analysts and other investment professionals, the businesses, operations, results and prospects of Majesco, general market and economic conditions, governmental actions, regulatory considerations, legal proceedings and developments or other factors. These and other factors may impair the development of a liquid market and the ability of investors to sell shares at an attractive price. These factors also could cause the market price and demand for Majesco common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares and may otherwise affect negatively the price and liquidity of Majesco common stock. Many of these factors and conditions are beyond the control of Majesco or Majesco shareholders. Upon completion of the Merger, Mastek will own approximately 83.5% of Majesco’s common stock on a fully diluted basis. Sales by Mastek or the perception that sales may be made by it could significantly reduce the market price of the Majesco common stock.

Because the Exchange Ratio is not generally adjustable and the market price of Cover-All common stock will fluctuate, Cover-All shareholders cannot be certain of the precise value of the consideration they will receive at the closing of the Merger.

The Merger Agreement has set the Exchange Ratio for each share of Cover-All common stock as described in “The Merger — Merger Consideration and Adjustment.” The Exchange Ratio will not change to reflect changes in the value or market price of Majesco or Cover-All common stock. The market price of Cover-All common stock at the time of completion of the Merger may vary significantly from the market prices of Cover-All common stock on the date the Merger Agreement was executed and the date of this in this annual report on Form 10-K. Stock price changes may result from, among other things, changes in the business, operations or prospects of Majesco or Cover-All prior to or following the Merger, litigation or regulatory considerations, general business, market, industry or economic conditions and other factors both within and beyond the control of Cover-All and Majesco.

Therefore, if before the completion of the Merger the market price of Cover-All common stock declines from the market price on the date of the Merger Agreement, then the Cover-All stockholders could receive consideration in the Merger with substantially lower value. Neither Cover-All nor Majesco is permitted to terminate the Merger Agreement solely because of changes in the market price of their common stock. Accordingly, at the time of the Cover-All special meeting, you will not know or be able to calculate the market value of the Merger consideration you will receive upon completion of the Merger.

Failure to complete the Merger could harm Cover-All’s future business and operations.

If the Merger is not completed, Cover-All is subject to the following risks, among others:

•	costs related to the Merger, such as legal and accounting fees, must be paid even if the Merger is not completed;

•	if the Merger Agreement is terminated under certain circumstances, Cover-All may be required to pay Majesco a termination fee of $2.5 million;

•	the attention of management of Cover-All may have been diverted to the Merger rather than to the company’s operations and the pursuit of other opportunities that could have been beneficial to it;

•	the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with the combined company;

•	the price of Cover-All stock may decline and remain volatile;

•	Cover-All will have been subject to certain restrictions on the conduct of its business which may have prevented it from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger was pending; and

•	Cover-All may be subject to litigation related to the Merger or any failure to complete the Merger.

In addition, if the Merger Agreement is terminated and the board of directors of Majesco determines to seek another business combination, there can be no assurance that Cover-All will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by Majesco in the Merger. Furthermore, Cover-All may still be required to pay Majesco a $2.5 million termination fee if it consummates another business combination within six months of the termination of the Merger under certain circumstances.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.

In general, either Cover-All or Majesco can refuse to complete the Merger if there is a material adverse change affecting the other party between the signing date of the Merger Agreement, and the planned closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Cover-All or Majesco, including the following events (except, in some cases, where the change has a disproportionate effect on a party):

•	changes generally affecting the economy, financial or securities markets;

•	the announcement of the Merger and the transactions contemplated by the Merger Agreement, including the impact thereof on the relationships of a party with its employees, customers, suppliers or partners;

•	the outbreak or escalation of war or any act of terrorism, civil unrest or natural disasters;

•	changes (including changes in law) or general conditions in the industry in which the party operates;

•	changes in GAAP (or the authoritative interpretation of GAAP); or

•	compliance with the terms of, or the taking of any action required by the Merger Agreement.

If adverse changes occur and Cover-All and Majesco still complete the Merger, the combined company’s stock price may suffer. This in turn may reduce the value of the Merger to the stockholders of Cover-All.

The pendency of the Merger could materially adversely affect the business and operations of Cover-All or result in a loss of its employees, which, consequently, could materially adversely affect the business and operations of the combined company.

Uncertainty about the effect of the Merger on employees, customers and suppliers may have an adverse effect on Cover-All and its business and, consequently, on the combined company. These uncertainties may impair Cover-All’s ability to attract, retain and motivate employees until the completion of the Merger, which may have a material adverse effect on Cover-All if the Merger is not completed. If employees depart because of issues concerning employment security and difficulty of integration or a desire not to remain with the combined company, Majesco’s business could be adversely affected. Similarly, uncertainties about the effect of the Merger could cause customers, suppliers and others who deal with Cover-All to change their existing business relationships, which could negatively affect revenues, earnings and cash flows of Cover-All, as well as the market price of Cover-All common stock, regardless of whether the Merger is completed. The realization of any of these risks may materially adversely affect the business and financial results of the combined company.

Current shareholders will have a reduced ownership and voting interest in the combined company after the Merger.

As a result of the Merger, current Majesco shareholders and Cover-All stockholders are expected to hold approximately 83.5% and 16.5% on a fully diluted basis, respectively, of the combined company’s outstanding common stock immediately following completion of the Merger, calculated on a fully diluted basis. Majesco shareholders and Cover-All stockholders currently have the right to vote for their respective directors and on other matters affecting the applicable company. When the Merger occurs, each Cover-All stockholder that receives shares of the combined company’s common stock will hold a percentage ownership of the combined company that will be significantly smaller than the stockholder’s current percentage ownership of Cover-All. The combined company will be controlled by Mastek and its affiliates, which will own approximately 83.5% of all shares of the combined company on a fully diluted basis. As further discussed below, Mastek and its affiliates, including Mastek UK, will be able to exercise significant influence over the combined company’s business policies and affairs due to its large ownership percentage. As a result of their reduced ownership percentages, former Cover-All stockholders will have less voting power in the combined company than they now have with respect to Cover-All.

Mastek and its affiliates will exercise significant influence over the combined company, and their interests in the combined company may be different than yours.

Following the completion of the Merger, Mastek and its affiliates, including Mastek UK, will beneficially own approximately 83.5% of the outstanding common stock of the combined company calculated on a fully diluted basis.

Accordingly, Mastek and its affiliates will be able to exercise significant influence over the combined company’s business policies and affairs, including the composition of the combined company’s board of directors and any action requiring the approval of the combined company’s stockholders, including the adoption of amendments to the articles of incorporation and the approval of a merger or sale of substantially all of the combined company’s assets. The interests of Mastek and its affiliates may conflict with your interests. For example, these shareholders may support certain long-term strategies or objectives for the combined company which may not be accretive to shareholders in the short term. The concentration of ownership may also delay, defer or even prevent a change in control of the combined company, even if such a change in control would benefit our other stockholders, and may make some transactions more difficult or impossible without the support of these parties. This significant concentration of share ownership may adversely affect the trading price for the combined company’s common stock because investors often perceive disadvantages in owning stock in companies with shareholders who own significant percentages of a company’s outstanding stock.

Some of the Majesco and Cover-All officers and directors have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Certain officers of Majesco and Cover-All participate in arrangements that provide them with interests in the Merger that are different from yours, including, among others, continued service as an executive officer or director of the combined company and the right to continued indemnification for directors, executive officers and former directors and executive officers of Cover-All following the completion of the Merger.

The combined company will be a “controlled company” within the meaning of the NYSE MKT rules and, as a result, will qualify for, and intends to rely on, exemptions from certain corporate governance requirements.

In addition to the consequences of the concentration of share ownership and possible conflicts between the interests of Mastek and its affiliates, including Mastek UK, and your interests discussed above, the combined company will be a “controlled company” within the meaning of the rules of the NYSE MKT. Under these rules, a company in which over 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is not obligated to comply with certain corporate governance requirements, including requirements that:

•	a majority of its board of directors consist of independent directors;

•	the combined company have a nominating committee or a compensation committee;

•	the combined company have a nominating committee that is composed entirely of independent directors;

•	the combined company have a compensation committee that is composed entirely of independent directors; and

•	the compensation of the chief executive officer be determined, or recommended to the board of directors for determination, either by a compensation committee comprised of independent directors or by a majority of the independent directors on the board of directors.

Following the Merger, the combined company intends to rely on some of these exemptions. As a result, the combined company may not have a majority of independent directors and its nominating and corporate governance committee and compensation committee may not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements.

Majesco and Cover-All will incur substantial transaction fees and costs in connection with the Merger.

Majesco and Cover-All expect to incur material non-recurring expenses in connection with the Merger and consummation of the transactions contemplated by the Merger. Additional unanticipated costs may be incurred in the course of the integration of the businesses of Majesco and Cover-All. The parties cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.

The Merger Agreement limits Cover-All’s ability to pursue alternatives to the Merger, which could discourage a potential acquirer of Cover-All from making an alternative transaction proposal and, in certain circumstances, could require Cover-All to pay to Majesco a significant termination fee.

Under the Merger Agreement, Cover-All is restricted, subject to limited exceptions, from pursuing or entering into alternative transactions in lieu of the Merger. In general, unless and until the Merger Agreement is terminated, Cover-All is restricted from, among other things, soliciting, initiating or knowingly taking any action to facilitate or encourage a competing acquisition proposal. The board of directors of Cover-All is limited in its ability to change its recommendation with respect to the Merger. Cover-All may terminate the Merger Agreement and enter into an agreement with respect to a superior offer only if specified conditions have been satisfied, including (i) compliance with the non-solicitation provisions of the Merger Agreement, (ii) the expiration of certain waiting periods during which Majesco may propose changes to the Merger Agreement so the superior offer is no longer a superior offer and (iii) the payment of a termination fee in the amount of $2.5 million.

Furthermore, Cover-All may also be required to pay Majesco a $2.5 million termination fee if it consummates another business combination within six months of the termination of the Merger under certain circumstances.

These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Cover-All from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the Merger, or might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable. As a result of these restrictions, Cover-All may not be able to enter into an agreement with respect to a more favorable alternative transaction without incurring potentially significant liability to Majesco.

After consummation of the merger, the combined company will recognize identifiable assets acquired and liabilities assumed at their fair values which could be significantly lower than book values.

After consummation of the merger, the combined company will recognize and measure the identifiable assets acquired and liabilities assumed in the Merger at their fair values. The fair value is the price that would be received from the sale of an asset or paid to transfer the liability in an orderly transaction between market participants, irrespective of its intended use after consummation of the merger. In the process, a valuation of any intangible assets acquired, including internally developed software, will be performed and it could result in a fair value amount significantly lower than the Cover-All book value basis of capitalized software as at closing date of the merger.

The fairness opinion rendered to the board of directors of Cover-All by BVA will not reflect changes in circumstances, including general market and economic conditions or the prospects of Cover-All or Majesco, between the signing the Merger Agreement and the completion of the Merger.

The BVA Group LLC (“BVA”) has issued to the Cover-All board of directors a written opinion, as to the fairness, from a financial point of view, as of the date of execution of the Merger Agreement, of the terms of the Merger to the shareholders of Cover-All. Cover-All’s board of directors has not obtained an updated fairness opinion as of the date of this annual report on Form 10-K. Importantly, the BVA opinion does not reflect changes that may occur or may have occurred after the date of the opinion, including changes in the operations, performance and prospects of Cover-All or Majesco, general market and economic conditions and other factors that may be beyond the control of Cover-All or Majesco, and on which the fairness opinion was based, that may alter the value of Cover-All or Majesco or the prices of shares of Cover-All common stock or Majesco common stock by the time the Merger is completed. The BVA opinion does not speak as of the time the Merger will be completed or as of any date other than the opinion date. Because Cover-All does not anticipate asking BVA to update its opinion, the opinion will not address the fairness of the terms of the Merger, including the Merger consideration, from a financial point of view, at the time the Merger is completed.

Litigation may be instituted against Cover-All, members of the Cover-All board of directors, Majesco and members of the Majesco board of directors challenging the Merger, and adverse judgments in these lawsuits may prevent the Merger from becoming effective within the expected timeframe or at all.

Cover-All, members of the Cover-All board of directors, Majesco and members of the Majesco board of directors may be named as defendants in class action lawsuits or other proceedings that may be brought by Cover-All stockholders challenging the Merger. If the plaintiffs in any actions that may be brought are successful, these adverse judgments may prevent the parties from completing the Merger in the expected timeframe, if at all. Even if the plaintiffs in these potential actions are not successful, the costs of defending against such claims could adversely affect the financial condition of Cover-All or Majesco and such actions could adversely affect the reputations of Cover-All and Majesco and members of their respective boards of directors or management.

Majesco and Cover-All will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect the financial results of Cover-All, Majesco and/or the combined company.

Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on Cover-All and/or Majesco. These uncertainties may impair Cover-All’s and/or Majesco’s ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers, suppliers and others who deal with Cover-All or Majesco to seek to change existing business relationships with Cover-All or Majesco. Employee retention and recruitment may be particularly challenging prior to completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. The pursuit of the Merger and the preparation for the integration of the two companies may place a significant burden on management and internal resources of Cover-All and Majesco. Any significant diversion of Cover-All’s and Majesco’s management attention away from their respective ongoing businesses, and any difficulties encountered in the transition and integration process, could affect the financial results of Cover-All, Majesco and/or the combined company.

In addition, the Merger Agreement restricts Cover-All, without the consent of Majesco, from making certain acquisitions and dispositions and taking other specified actions while the Merger is pending. These restrictions may prevent Cover-All from pursuing attractive business opportunities and making other changes to their respective businesses prior to completion of the Merger or termination of the Merger Agreement.

The financial performance, and price of the common stock, of the combined company may be affected by factors different from those that historically have affected Cover-All.

Upon completion of the Merger, holders of Cover-All common stock will become holders of common stock of the combined company. The business and target markets of the Majesco and the combined company differ from those of Cover-All, and accordingly the results of operations and the price of the common stock of the combined company will be affected by some factors that are different from those currently affecting the results of operations and stock price of Cover-All.

The shares of Majesco common stock to be received by Cover-All shareholders as a result of the Merger will have different rights from the shares of Cover-All common stock.

Upon completion of the Merger, Cover-All shareholders will become stockholders of the combined company and their rights as stockholders will be governed by Majesco’s articles of incorporation and bylaws. The combined company will be a California corporation and certain of the rights associated with the combined company common stock will be different from the rights associated with Cover-All common stock.

The combined company may not experience the anticipated strategic benefits of the Merger.

The respective management of Cover-All and Majesco believe that the Merger would provide certain strategic benefits that may not be realized by each of the companies operating as standalones. Specifically, we believe the Merger would provide certain strategic benefits which would enable each of Cover-All and Majesco to accelerate their respective business plans through an increased access to capital in the public equity markets, increased management strength and management expertise, access to a larger customer base for the combined sales organization and ability to develop and acquire new solutions targeting significant trends in the convergence between technology and insurance. There can be no assurance that these anticipated benefits of the Merger will materialize or that if they materialize will result in increased shareholder value or revenue stream to the combined company.

Cover-All and Majesco may be unable to successfully integrate their operations following the Merger.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the Merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the Merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and prospects.

The lack of a public market for Majesco’s shares makes it difficult to evaluate the fairness of the Merger, thus the stockholders of Cover-All may receive consideration in the Merger that is greater than or less than the fair market value of their Cover-All shares.

The outstanding common stock of Majesco is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Majesco. Because the percentage of Cover-All common stock to be issued to Majesco stockholders was determined based on negotiations between the parties, it is possible that the value of the combined company common stock to be issued in connection with the Merger may be less than expected.

If the conditions to the completion of the Merger are not met, the Merger will not occur.

Even if the Merger is approved by the stockholders of Cover-All, additional specific conditions must be satisfied or waived (to the extent permitted under applicable law) in order to complete the Merger, including, among others:

•	Majesco’s Registration Statement on Form S-4 shall have become effective, and no stop order suspending effectiveness shall have been issued and remain in effect,

•	the completion of the Majesco Reorganization,

•	the shares of Majesco common stock issuable to Cover-All’s stockholders in the Merger in accordance with the Merger Agreement will have been authorized for listing on the NYSE MKT,

•	no governmental entity shall have enacted any law or order making illegal or otherwise restricting, preventing or prohibiting consummation of the Merger or the other transactions by the Merger Agreement and no such law or order shall be pending,

•	the representations and warranties of each party to the Merger Agreement shall be true and correct subject to certain materiality qualifiers,

•	there shall be no material adverse effect on either party,

•	tax legal opinions shall have been obtained,

•	the affirmative vote of the holders of the outstanding shares of Majesco common stock in accordance with California law and Majesco’s Articles of Incorporation and Bylaws will have been obtained, and

•	Manish D. Shah shall remain with Cover-All and shall have entered into a new employment agreement at the Effective Time.

These and other conditions are described in detail in the Merger Agreement. We cannot assure you that all of the conditions to the Merger will be satisfied. If the conditions to the Merger are not satisfied or waived (to the extent permitted under applicable law), the Merger will not occur or will be delayed, and Cover-All may lose some or all of the intended benefits of the Merger.

Delays in completing the Merger may substantially reduce the expected benefits of the Merger.

Satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, Majesco and Cover-All expect. Any delay in completing or any additional conditions imposed in order to complete the Merger may materially adversely affect the benefits that Majesco and Cover-All expect to achieve from the Merger and the integration of their respective businesses. In addition, either of Cover-All and Majesco may terminate the Merger Agreement on notice to the other if the Merger is not completed by July 30, 2015.

Should the Merger not qualify as tax free reorganization, for U.S. federal income tax purposes, Cover-All stockholders and the combined company may recognize income, gain or loss in connection with the Merger.

It is expected that the Merger will qualify as a tax-free reorganization for U.S. federal income tax purposes. The parties, however, did not seek a ruling from the IRS regarding the tax consequences of the Merger. The failure of the Merger to qualify as a tax-free reorganization for U.S. federal income tax purposes could result in a Cover-All stockholder recognizing income, gain or loss with respect to the shares of Cover-All common stock surrendered by such stockholder. The failure of the Merger to qualify as a tax-free reorganization for U.S. federal income tax purposes also could result in the recognition of income and gain by Cover-All, which could adversely affect the performance of the business of the combined company following the Merger.

Failure or delay in obtaining any necessary regulatory approvals could cause the Merger not to be completed or to be postponed.

To complete the Merger and all transactions contemplated by the Merger Agreement and the Merger, Majesco must comply with applicable federal and state securities laws and the rules and regulations of the NYSE MKT in connection with the issuance and listing of shares of Majesco common stock and the filing of this annual report on Form 10-K with the Securities and Exchange Commission. Cover-All must also comply with such securities laws in connection with the filing of this annual report on Form 10-K and the solicitation of proxies from its shareholders. Additionally, Majesco must obtain approval of the High Courts in Mumbai and Gujarat, India for the consummation of the Majesco Reorganization and such consummation is a condition to the completion of the Merger. All such approvals are currently expected to be obtained by May 2015, but neither Cover-All nor Majesco can assure you that such approvals will be obtained by such date, or at all. Failure or delay in obtaining any necessary approvals could cause the Merger not to be completed or to be postponed, which may materially adversely affect the benefits that Majesco and Cover-All expect to achieve from the Merger and the integration of their respective businesses.

Cover-All stockholders will not be entitled to appraisal rights in the Merger.

Current holders of Cover-All common stock will not be entitled to dissenters’ or appraisal rights in the Merger with respect to their shares of Cover-All common stock under Delaware law. Pursuant to the terms of the Merger Agreement, at the Effective Time, each share of Cover-All common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by Cover-All or its wholly-owned subsidiary, Cover-All Subsidiary, which will be cancelled at the Effective Time without further consideration) will be automatically cancelled and extinguished and converted into the right to receive the number of shares of Majesco common stock multiplied by the Exchange Ratio.

The combined company may expand through acquisitions of or partnerships with other companies, which may divert management’s attention and result in unexpected operating and technology integration difficulties, increased costs and dilution to our stockholders.

The combined company’s business strategy may include additional acquisitions of complementary software, technologies or businesses or alliances with other companies offering related services or products. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures. In particular, the combined company may encounter difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of the acquired companies, the key personnel of the acquired company may choose not to work for the combined company. The combined company may also have difficulty retaining existing customers or signing new customers of any acquired business. Acquisitions and alliances may also disrupt the combined company’s ongoing business, divert resources and require significant management attention that would otherwise be available for ongoing development of its current business.

The combined company may not be able to meet the listing standards to trade on the NYSE MKT or other national securities exchange, which could adversely affect the liquidity and price of the combined company’s common stock.

It is a condition to the consummation of the Merger that the stock of the combined company be listed on the NYSE MKT following the Merger. The listing qualification standards for new issuers are stringent and, although the combined company may explore various actions to meet the minimum listing requirements, there is no guarantee that any such actions will be successful in bringing it into compliance with the requirements of the NYSE MKT or other national securities exchange. Even if the stock of the combined company is listed on the NYSE MKT, no assurance can be given that the combined company will comply with the requirements for continued listing set by the NYSE MKT at all times in the future. If the combined company fails to comply with the requirements for continued listing set by the NYSE MKT, the combined company could be delisted from the NYSE MKT, which could have a material adverse effect on its business and financial condition.

If the combined company fails to achieve listing of its common stock on the NYSE MKT or a national securities exchange, the Merger may not close. If it closes, the combined company’s common shares may be traded on the OTC Bulletin Board or other over-the-counter markets in the United States, although there can be no assurance that its common shares will be eligible for trading on any such alternative markets or exchanges in the United States. In the event that the Merger closes but the combined company is not able to obtain a listing on a national securities exchange or quotation on the OTC Bulletin Board or other quotation service for its common shares, it may be extremely difficult or impossible for stockholders to sell their common shares in the United States. Moreover, if the common stock of the combined company is quoted on the OTC Bulletin Board or other over-the-counter market, the liquidity will likely be less, and therefore the price will be more volatile, than if its common stock were listed on a national securities exchange. Stockholders may not be able to sell their common shares in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if the combined company’s common shares fail to achieve listing on a national securities exchange, the price of its common shares is likely to decline. In addition, a decline in the price of the combined company’s common shares could impair its ability to achieve a national securities exchange listing or to obtain financing in the future.

The combined company’s stock price is expected to be volatile, and the market price of the combined company common stock may drop following the Merger.

The market price of the combined company’s common stock could be subject to significant fluctuations following the Merger. Moreover, stock markets generally have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. Such market fluctuations may also adversely affect the trading price of the combined company’s common stock. Declines in the combined company’s stock price after the Merger may result for a number of reasons including if:

•	investors react negatively to the prospects of the combined company’s business and prospects from the Merger;

•	the effects of the Merger on the combined company’s business and prospects are not consistent with the expectations of financial or industry analysts;

•	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts; or

•	other factors beyond the combined company’s control, including but not limited to fluctuations in the valuation of companies perceived by investors to be comparable to the combined company.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, have and may continue to negatively affect the market price of our common stock.

Declines in the combined company’s stock price or financial results could give rise to stockholder litigation and potential liability.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the combined company’s profitability and reputation.

A significant portion of the combined company’s unaudited pro forma total assets consists of deferred tax assets, which is subject to a management estimates, and a significant change in business operation may affect any future realization of the deferred tax assets.

As part of the process of preparing consolidated pro forma statements, the combined company will be required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business, in accordance with Topic 740 (Income Taxes) of the Financial Accounting Standards Board’s Accounting Standards Codification. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The factors the combined company will use to assess the likelihood of realization include management’s forecast of the reversal of temporary differences, future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the combined company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Changes in recognized tax benefits and changes in valuation allowances could be material to the combined company’s results of operations for any period, but is not expected to be material to our consolidated financial position.

Due to the Merger, the ability of the combined company to use the net operating losses (“NOLs”) of Cover-All to offset future taxable income may be restricted and a vast majority of the tax benefits from these NOLs are not expected to be transferrable to the combined company following the Merger.

As of December 31, 2014, Cover-All had federal net operating loss carryforwards, or NOLs, of approximately $9.9 million due to prior period losses. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. If the Merger is completed, Cover-All’s existing NOLs may be subject to limitations and the combined company may not be able to fully use these NOLs to offset future taxable income. In addition, if the combined company undergoes any subsequent ownership change, its ability to utilize NOLs could be further limited. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs, or for other unforeseen reasons, existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Moreover, the ability to use Cover-All’s NOLs may be further limited by ownership changes of Cover-All that arose prior to the Merger. For these reasons, the vast majority of the tax benefits from the use of Cover-All’s NOLs are not expected to be transferrable to the combined company following completion of the Merger.

Holders of the combined company’s common stock will experience dilution as a result of the exercise of the Loan Transaction Warrants.

Under the Merger Agreement, any issued and outstanding warrants to purchase shares of Cover-All common stock that are not exercised or cancelled prior to the Effective Time will be assumed by the combined company in accordance with their terms. In connection with a loan transaction with Imperium, Cover-All issued five-year warrants to purchase, in the aggregate, 1,442,000 shares of Cover-All common stock to Imperium and Cover-All’s financial advisor (collectively, the “Loan Transaction Warrants”). Each Loan Transaction Warrant provides (x) for adjustments to the exercise price and the number of shares issuable upon exercise in certain events to protect against dilution and (y) for cashless exercise. The Loan Transaction Warrants will become exercisable upon consummation of the Merger. The issuance of additional shares of common stock of the combined company as a consequence of the exercise of any of the Loan Transaction Warrants may result in significant dilution to stockholders of the combined company.

Sales or new issuances of a substantial number of shares of the combined company’s common stock in the public market could cause its stock price to fall.

Sales by shareholders, or new issuances by the combined company, of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the combined company’s common stock. Majesco’s management also intends to register all shares of common stock that the combined company may issue under its equity compensation plans. Once the combined company registers these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and other requirements of applicable law.

A significant portion of the combined company’s unaudited pro forma total assets consists of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on the combined company’s results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

The combined company will have significant goodwill upon consummation of the Merger. The combined company will be required to evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if the combined company is unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

The combined company is not expected to pay dividends on its shares of common stock in the foreseeable future.

The combined company is not expected to pay dividends on its shares of common stock in the foreseeable future. Instead, for the foreseeable future, it is expected that the combined company will continue to retain any earnings to finance the development and expansion of its business, and not to pay any cash dividends on its common stock. Consequently, your only opportunity to achieve a return on your investment in the combined company will be if the market price of the common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of the combined company common stock that will prevail in the market after the Merger will ever exceed the value of the Cover-All common stock exchanged in the Merger.

Majesco, the surviving corporation in the Merger, has never previously been a US reporting company.

Majesco, which will be the surviving corporation in the Merger, has never previously been a reporting company in the United States subject to U.S. federal and state securities laws, including the reporting obligations of the Exchange Act and other requirements of the Sarbanes-Oxley Act. The combined company will be required to increase its compliance efforts and incur significant costs in connection with complying with public company requirements under U.S. federal and state securities laws. The attention of management may be diverted on a frequent basis in order to carry out public company reporting and related obligations, rather than directing their full time and attention to the operation and growth of the business. Employees and some members of the management team have had limited experience working for a US reporting company, increasing the risk of non-compliance. The combined company’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud or misconduct by persons inside or outside the combined company. Similarly, if the combined company fails to maintain an effective system of internal control over financial reporting, the combined company may not be able to accurately report its financial condition, results of operations or cash flows. Noncompliance with U.S. federal and state securities laws and other regulatory requirements could result in administrative or other penalties or civil or criminal judgments against the combined company or harm to the combined company’s reputation. These consequences could affect investor confidence in the combined company and cause the price of the stock to decline, result in the delisting of the combined company’s shares from the NYSE MKT, require the payment of fines or other amounts, distract management’s time and attention to the business or result in the loss of customer or supplier relationships, thus reducing the value of the combined company’s common stock.

The combined company will incur increased costs as a result of operating as a larger public company, and its management will be required to devote substantial time to new compliance initiatives.

As a public company that is no longer a smaller reporting company, the combined company will incur higher legal, accounting and other expenses than before, and these expenses may increase even more in the future. The combined company will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE MKT, except to the extent certain exemptions apply during the period the combined company is an emerging growth company (an “emerging growth company”) under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The combined company’s management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Majesco’s management estimates that the combined company may incur approximately $1.5 to $2.0 million in incremental costs per year associated with being a publicly traded company, although it is possible that the combined company’s actual incremental costs will be higher than management currently estimates. These expenses may increase even more after the combined company is no longer an emerging growth company and is therefore no longer eligible for certain exemptions or reduced reporting requirements.

The combined company’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Majesco as a private company was has never been subject to the periodic reporting requirements of the Exchange Act. Therefore, there can be no assurances that the combined company will be fully compliant with its disclosure controls and procedures under the Exchange Act. Any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in the combined company’s control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

If the combined company fails to maintain an effective system of internal control over financial reporting in the future, the combined company may not be able to accurately report its financial condition, results of operations or cash flows, which may adversely affect investor confidence in the combined company and, as a result, the value of its common stock.

The Sarbanes-Oxley Act requires, among other things, that the combined company maintain effective internal controls for financial reporting and disclosure controls and procedures. The combined company will be required to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by its management in the combined company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from the combined company’s independent registered public accounting firm on the effectiveness of its internal control over financial reporting. However, for as long as the combined company remains an emerging growth company under the JOBS Act, the combined company may take advantage of the exemption permitting it not to comply with the independent registered public accounting firm attestation requirement.

The combined company’s compliance with Section 404 of the Sarbanes-Oxley Act will require that it incur substantial accounting expense and expend significant management efforts. The combined company may not be able to complete its evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if the combined company identifies one or more material weaknesses in its internal control over financial reporting, the combined company will be unable to assert that its internal control over financial reporting is effective. The combined company cannot assure you that there will not be material weaknesses or significant deficiencies in its internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit the combined company’s ability to accurately report its financial condition, results of operations or cash flows. If the combined company is unable to conclude that its internal control over financial reporting is effective, or if its independent registered public accounting firm determines the combined company has a material weakness or significant deficiency in its internal control over financial reporting once that firm begin its Section 404 reviews, the combined company could lose investor confidence in the accuracy and completeness of its financial reports, the market price of its common stock could decline, and the combined company could be subject to sanctions or investigations by the NYSE MKT, the SEC or other regulatory authorities. Failure to remedy any material weakness in the combined company’s internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict its future access to the capital markets.

The combined company will be an emerging growth company under U.S. securities laws and intends to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in its common stock being less attractive to investors.

The combined company will be an emerging growth company, and may take advantage of certain exemptions from various reporting requirements that are otherwise applicable to public companies that are not emerging growth companies including, but not limited to:

•	a requirement to provide only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure;

•	not being required to comply with the auditor attestation requirements regarding internal controls under Section 404 of the Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements; and

•	exemptions from the requirements of holding a non-binding shareholder advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

The combined company also intends to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. Section 102 of the JOBS Act provides that our decision to elect the extended transition period for complying with new or revised financial accounting standards is irrevocable. As a result, the combined company’s financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

Moreover, the combined company will also be eligible under the JOBS Act for an exemption from compliance with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation or supplements to the auditor’s report providing additional information about the audit and the financial statements.

The combined company cannot predict if investors will find its common stock less attractive because the combined company will rely on these exemptions. If some investors find the combined company’s common stock less attractive as a result, there may be a less active trading market for its common stock and its stock price may be more volatile.

The combined company may take advantage of these reporting exemptions until the combined company is no longer an emerging growth company, which in certain circumstances could be for up to five years.

The combined company’s status as an emerging growth company may make it more difficult to raise capital as and when the combined company needs it.

Because of the exemptions from various reporting requirements available to it as an emerging growth company the combined company may be less attractive to investors and it may be difficult for it to raise additional capital as and when the combined company needs it. Investors may be unable to compare the combined company’s business with other companies in its industry if they believe that its financial accounting is not as transparent as other companies in its industry. If the combined company is unable to raise additional capital as and when the combined company needs it, the combined company’s financial condition and results of operations may be materially and adversely affected.

The combined company will remain an emerging growth company until the earliest of (a) the last day of the first fiscal year in which its annual gross revenues exceed $1.0 billion, (b) the date that it becomes a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of its shares that are held by non-affiliates exceeds $700 million as of the last business day of the combined company’s most recently completed second fiscal quarter, (c) the date on which it has issued more than $1.0 billion in nonconvertible debt securities during the preceding three-year period and (d) the last day of the combined company’s fiscal year containing the fifth anniversary of the date on which shares of its common stock are offered in connection with the completion of the Merger.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about the combined company or its business, its common stock price and trading volume could decline.

The trading market for the combined company’s common stock will depend in part on the research and reports that securities or industry analysts publish about the combined company or its business. Securities and industry analysts do not currently, and may never, publish research on the combined company. If no securities or industry analysts commence coverage of the combined company, the trading price for its common stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover the combined company downgrade its securities or publish inaccurate or unfavorable research about its business, its stock price would likely decline. If one or more of these analysts cease coverage of the combined company or fail to publish reports on the combined company regularly, demand for its common stock could decrease, which might cause its common stock price and trading volume to decline.

Our product development and continuing planned operations require a substantial amount of capital. Future sales and issuances of common stock or rights to purchase common stock by the combined company, including pursuant to equity incentive plans, could result in additional dilution of the percentage ownership of stockholders and could cause the common stock price to fall.

The combined company expects that significant additional capital will be needed in the future to continue planned operations, including product development, which requires consistent high levels of investments. To raise capital, the combined company may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, together with the exercise of stock options, warrants, RSUs and any additional shares issued in connection with acquisitions, if any, may result in material dilution to investors. Such sales may also result in material dilution to the combined company’s existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of the combined company’s common stock, including shares of common stock sold in this offering.

Raising capital for ongoing operations and product development by issuing securities may cause dilution to existing stockholders, restrict the combined company’s business or require the combined company to relinquish rights.

Additional financing for ongoing operations may not be available to the combined company when it needs it or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, existing stockholders’ ownership will be diluted and the terms of any new equity securities may have preferences over its common stock. Any debt financing may involve covenants that restrict operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create additional liens, pay dividends, redeem its stock or make investments.

Anti-takeover and similar provisions of California law and Majesco’s governing documents may deter or prevent a future acquisition or change of control of the combined company that our shareholders may consider favorable.

Anti-takeover and similar provisions of California law and of Majesco’s governing documents could make it more difficult for a third party, or an existing shareholder, to engage in a business combination with or acquire control of the combined company, even if shareholders may consider such transaction to be favorable to them. Such provisions may have the effect of discouraging a hostile bid, or delaying, preventing or deterring a merger, acquisition or tender offer in which the combined company’s shareholders could receive a premium for their shares, or effect a proxy contest for control of the combined company or other changes in its management, particularly if such proposed transaction is opposed by the board of directors of the combined company.

Under Section 1203 of the CGCL, if an “interested person” makes an offer to purchase the shares of some or all of the combined company’s shareholders, the combined company must obtain an affirmative opinion in writing as to the fairness of the offering price prior to completing the transaction. If after receiving an offer from such an “interested person” the combined company receives a subsequent offer from a neutral third party, then the combined company must notify its shareholders of this offer and afford each of them the opportunity to withdraw their consent to the “interested person” offer.

Moreover, even if shareholders may consider such a transaction to be favorable to them, the CGCL may effectively prohibit a cash-out merger of minority shareholders by a majority shareholder of the combined company without the unanimous approval of the merger by the combined company’s shareholders, which is often difficult to achieve in the case of a public company. Under Sections 1101 and 1101.1 of the CGCL, a merger with a majority shareholder for cash consideration requires unanimous shareholder approval, except where (i) the party interested in effecting the merger already owns 90% or more of the voting power of the combined company (and could, therefore, accomplish such a cash-out of minority shareholders by means of a “short-form” merger without the need for approval by the combined company’s shareholders) or (ii) the California Commissioner of Corporations has granted its consent. In addition, under the combined company’s articles of incorporation and bylaws, certain provisions may make it difficult for a third party to acquire the combined company, or for a change in the composition of the board of directors or management to occur.

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

2014:	High	Low
4th Quarter	$1.37	$1.05
3rd Quarter	1.50	1.04
2nd Quarter	1.55	1.08
1st Quarter	1.80	1.41

2013:	High	Low
4th Quarter	$1.48	$1.01
3rd Quarter	1.45	1.12
2nd Quarter	1.58	1.20
1st Quarter	1.42	1.14

As of March 16, 2015, there were 377 holders of record of our common stock. This number does not include beneficial owners who may hold their shares in street name.

No dividends were declared in 2014 or 2013.

The closing sales price for our common stock on March 16, 2015 was $1.06, as reported by the NYSE MKT.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2014, information related to our equity compensation plans. All options to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Referenced in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	2,487,561	1.54	1,593,684
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,487,561	1.54	1,593,684

(1) Reflects grants under our Amended and Restated 2005 Stock Incentive Plan. The numbers in the table include the restricted stock granted under our Amended and Restated 2005 Stock Incentive Plan.

PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder returns (including reinvestment of dividends) from the period from December 31, 2009 through December 31, 2014 on an investment of $100 in (i) our common stock, (ii) the Russell Microcap Index (an index of microcap companies), and (iii) an index of peer companies selected by us (the “Peer Group”), as described below. You should be aware that historical results are not necessarily indicative of future performance.

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

The following selected historical consolidated financial information as of December 31, 2014 and 2013, and for each of the years ended December 31, 2014, 2013 and 2012, have been derived from and should be read in conjunction with our audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The selected historical consolidated financial information as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

Selected Five-Year Consolidated Financial Data

The following is a summary of selected five-year consolidated financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

	Year ended December 31,
	2014	2013	2012		2011	2010
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$20,478	$20,483	$16,225		$17,596	$17,457
Income (loss) before income tax	419	(2,868)	(5,232)		1,185	2,215
Net income (loss)	366	(2,898)	(4,974	)(1)	1,185	2,952	(2)
Net income (loss) per share – basic	0.01	(0.11)	(0.19)		0.05	0.12
Net income (loss) per share – diluted	0.01	(0.11)	(0.19)		0.05	0.12
Cash dividends per share	$—	$—	$—		$—	$—

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,565	$1,849	$1,354	$3,282	$5,893
Working capital (deficit)	1,057	(19)	(533)	3,238	5,013
Total assets	19,170	18,724	20,767	20,458	19,513
Short-term debt	1,843	—	—	—	400
Long-term debt	—	1,639	1,458	—	—
Stockholders’ equity	$11,670	$10,917	$13,140	$16,921	$15,204

(1)	Net income for such year included a deferred income tax benefit of $258,000 as a result of the Company’s reversal of a portion of its Deferral Tax Asset valuation allowance.

(2)	Net income for such year included a deferred income tax benefit of $0.8 million as a result of the Company’s reversal of a portion of its Deferred Tax Asset valuation allowance.
32

Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2014 and 2013:

	2014
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)

Total revenues	$5,208	$5,001	$5,004	$5,266
Operating (loss) income	$531	$427	$301	$(478)
Net (loss) income	$434	$328	$165	$(560)
Net (loss) income per common share
Basic	$0.02	$0.01	$0.01	$(0.02)
Diluted	$0.02	$0.01	$0.01	$(0.02)

	2013
	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)

Total revenues	$6,886	$4,004	$5,059	$4,534
Operating income (loss)	$803	$(1,058)	$(814)	$(1,338)
Net income (loss)	$705	$(1,149)	$(916)	$(1,538)
Net income (loss) per common share
Basic	$0.03	$(0.04)	$(0.03)	$(0.06)
Diluted	$0.03	$(0.04)	$(0.03)	$(0.06)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion of Cover-All’s financial condition and results of operations should be read together with the consolidated financial statements and notes contained elsewhere in this annual report filed on Form 10-K. Certain statements in this section and other sections are forward-looking. While Cover-All believes these statements are accurate, its business is dependent on many factors, some of which are discussed in the sections entitled “Risk Factors” and “Cover-All’s Business.” Many of these factors are beyond Cover-All’s control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this annual report filed on Form 10-K. See the section entitled “Risk Factors” for further information regarding these factors. Cover-All undertakes no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this annual report filed on Form 10-K, except as required by law. Except where context requires otherwise, references in this MD&A to “Cover-All,” “we” or “us” are to Cover-All and its subsidiary on a consolidated basis.

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services. Total revenue in 2014 was $20,478,000 compared to $20,483,000 in 2013, due to an increase in support and professional services offset by a decrease in license revenue.

The following is an overview of the key components of our revenue and other important financial data in 2014:

Software Licenses. License revenue was $1,101,000 in 2014 compared to $5,947,000 in 2013 as a result of fewer new customer sales and sales to existing customers in 2014. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. Timing of new software license sales can substantially affect our quarterly results.

Support Services. Support services revenue was $8,428,000 in 2014 compared to $8,147,000 in 2013. The increase in maintenance revenue in 2014 was mainly due to maintenance from new customer contracts signed 2013. Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new support services associated with new license sales and annual price increases.

Professional Services. The increase in professional services revenue to $10,950,000 in 2014 from $6,388,000 in 2013 was a result of increased demand for new software capabilities and customizations from new customers and our current customer base and implementations of Cover-All Policy for new customers and our current customer base.

Income (Loss) before Provision for Income Taxes. Income (loss) before provision for income taxes was $419,000 in 2014 compared to $(2,868,000) in 2013, primarily due to an increase in support and professional services revenue offset by a decrease in license revenue, and a decrease in amortization of capitalized software, support and research and development costs.

Income Taxes. We recorded income taxes of $52,000 and $30,000 in 2014 and 2013, respectively.

Net Income (Loss). Net income (loss) for 2014 was $366,000 compared to $(2,898,000) in 2013, mainly as a result of an increase in support and professional services revenue offset by a decrease in license revenue and a decrease in amortization of capitalized software, support and research and development costs.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP measure, was $2,594,000 for 2014 compared to $2,604,000 for 2013.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the years ended December 31, 2014 and 2013:

	2014	2013

Net Income (Loss)	$366,488	$(2,898,377)

Interest income, net	362,256	464,072
Income tax expense	52,479	30,379
Depreciation	229,540	251,853
Amortization	1,582,938	4,755,896

EBITDA	$2,593,701	$2,603,823

EBITDA per common share:

Basic	$0.10	$0.10

Diluted	$0.10	$0.10

Cash Flow. We generated $2,851,000 in positive cash flow from operations in 2014 and ended the year with $4,565,000 in cash and cash equivalents and $2,533,000 in accounts receivable.

We continue to face competition for growth in 2015 mainly in the marketing and selling of our products and services to new customers caused by a number of factors, including long sales cycles and general economic and business conditions. In addition, there are risks related to customers’ acceptance and implementation delays which could affect the timing and amount of license revenue we are able to recognize. However, given the positive response to our new software from existing customers, the significant expansion of our relationship with a very large customer and the introduction of additional software capabilities, we are expanding our sales and marketing efforts to both new and existing customers. Consequently, we continue to incur additional sales and marketing expense in advance of generating the corresponding revenue.

As we shift over time from software development to deployment, from a financial perspective, the non-cash charges for amortization of developed software will increasingly impact our bottom line. Therefore, in order to provide more visibility to investors, we have decided to also report EBITDA to show what we believe is the Company’s earnings power without the impact of, among other items, amortization. In 2014, the non-cash charge for amortization of capitalized software decreased to $1,491,000 from $4,646,000 in the same period in 2013. Therefore, we believe that EBITDA will be a useful measure of the true earnings power of the Company while we complete the development and deployment cycle. As such, we expect to increasingly focus on EBITDA to evaluate our progress.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2014	2013	2012
Revenues:
License	5.4%	29.0%	24.2%
Support Services	41.2	39.8	51.1
Professional Services	53.4	31.2	24.7
Total Revenues	100.0	100.0	100.0

Cost of Revenues:
License	—	0.7	5.1
Support Services	29.5	34.6	41.2
Professional Services	24.5	17.1	28.8
Total Cost of Revenues	54.0	52.4	75.1
Direct Margin	46.0	47.6	24.9

Operating Expenses:
Sales and Marketing	9.8	11.0	15.8
General and Administrative	17.6	12.8	12.5
Amortization of Capitalized Software	7.3	22.7	21.7
Acquisition Costs	2.0	—	0.8
Restructuring Cost	—	1.6	—
Research and Development	5.5	11.3	5.6
Total Operating Expenses	42.2	59.4	56.4

Operating Income (Loss)	3.8	(11.8)	(31.5)

Other (Income) Expense:
Interest Expense	1.8	2.3	0.8
Interest Income	—	—	—
Other Expense	—	—	—
Other Income	—	(0.1)	(0.1)
Total Other (Income) Expense	1.8	2.2	0.7

Income (Loss) Before Income Taxes	2.0	(14.0)	(32.2)

Income Tax Expense (Benefit):	0.2	0.2	(1.6)

Net (Loss) Income	1.8%	(14.2)%	(30.6)%

YEAR ENDED DECEMBER 31, 2014 COMPARED WITH YEAR ENDED DECEMBER 31, 2013

Revenues

Total revenues were $20,478,000 for the year ended December 31, 2014 compared to $20,483,000 for the year ended December 31, 2013. License fees were $1,101,000 for the year ended December 31, 2014 compared to $5,947,000 in 2013 as a result of fewer new customer license sales and sales to existing customers.  For the year ended December 31, 2014, support services revenues were $8,428,000 compared to $8,147,000 of the prior year due to new license sales signed later in 2013 resulting in recognition of new maintenance in 2014. Professional services revenue contributed $10,950,000 for the year ended December 31, 2014 compared to $6,388,000 for the year ended December 31, 2013 as a result of increased demand for new software capabilities and customizations from our current customer base and implementation of Cover-All Policy for our new customers.

Cost of sales was approximately $11,065,000 for the year ended December 31, 2014 compared to $10,736,000 in 2013 due to an increase in personnel-related costs in the year ended December 31, 2014. We are expanding our delivery bandwidth while maintaining our costs in line with our revenues through improved productivity and new technology in order to meet our increasing demand. Non-cash capitalized software amortization was approximately $1,491,000 for the year ended December 31, 2014 as compared to approximately $ 4,646,000 in the year ended December 31, 2013. We capitalized approximately $0 of software development costs in the year ended December 31, 2014 as compared to approximately $2,169,000 in the same period in 2013.

The direct margin in the year ended December 31, 2014 was 46%, compared to 48% in 2013 due to a decrease in higher gross margin license revenue in 2014. Support services margin increased in the year ended December 31, 2014 compared to 2013 primarily due to several cost saving initiatives. Professional services direct margin increased in the year ended December 31, 2014, compared to 2013, primarily due to use of offshore resources to provide customizations to new and existing customers.

We expect our annual gross margin to vary in percentage terms in future years as we experience changes in the mix between higher gross margin license revenues and lower gross margin services revenues.

Amortization of capitalized software was approximately $1,491,000 in the year ended December 31, 2014, as compared to approximately $4,646,000 in 2013. The Company revised the estimated useful life of its capitalized software, effective January 1, 2014, from three years to five years.

Expenses

Research and development expenses decreased to approximately $1,130,000, in the year ended December 31, 2014 as compared to approximately $2,315,000 in 2013, primarily as a result of work on fewer new products and capabilities. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were approximately $2,002,000 in the year ended December 31, 2014 compared to approximately $2,255,000 in 2013. This decrease in 2014 was primarily due to a decrease in our marketing and sales staff, resulting in a decrease in personnel-related costs.

General and administrative expenses increased to approximately $3,604,000 in the year ended December 31, 2014 as compared to approximately $2,619,000 in 2013. This increase in 2014 was mainly due to reclassing of all facilities costs to general and administrative expenses in 2014.

Acquisition expenses were approximately $406,000 for the year ended December 31, 2014 as compared to $0 in 2013. These expenses were in connection with the potential merger with Majesco.

Restructuring costs were approximately $0 for the year ended December 31, 2014 as compared to $319,000 in 2013. These expenses consisted of severance payments to former employees of the Company, including our former Chief Executive Officer.

We had $0 of other income for the year ended December 31, 2014 compared to $4,000 of other income for the year ended December 31, 2013.

In 2014, we recorded income tax of $52,000. We recorded an income tax of $30,000 in 2013.

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

At December 31, 2014, we had cash and cash equivalents of $4,565,000 compared to cash and cash equivalents of $1,849,000 at December 31, 2013. The increase in cash and cash equivalents is primarily attributable to an increase in support and professional services revenue in 2014.

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

At December 31, 2014, we had a working capital of $1,057,000 compared to a working capital deficit of $(19,000) at December 31, 2013. This increase in our working capital resulted primarily from an increase in support and professional services revenue in 2014. Net cash provided from operating activities totaled approximately $2,851,000 in 2014 compared to approximately $2,778,000 in 2013. In 2014, cash flow from operating activities represented our principal source of cash and results primarily from net income (loss), less non-cash expense and changes in working capital.

In 2014, net cash used for investing activities was approximately $21,000 compared to approximately $2,207,000 in 2013. The decrease in net cash used for investing activities was mainly due to a significant decrease in capitalized software. We expect capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. We use cash to invest in capital and other assets to support our growth.

In 2014, net cash provided from financing activities was approximately $(115,000) compared to approximately $(76,000) in 2013. The cash used by financing activities in 2014 consisted of the payment of debt related to the purchase of furniture in 2013.

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

We believe that our current cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs for at least the next twelve months. These projections include anticipated sales of new licenses, the exact timing of which cannot be predicted with absolute certainty and can be influenced by factors outside our control. Our ability to fund our working capital needs and address planned capital expenditures will depend on our ability to generate cash in the future. We anticipate generating future working capital through sales to new customers and continued sales and services to our existing customers.

Our future liquidity and capital resource requirements will depend on many factors, including, but not limited to, the following trends and uncertainties we face:

•	Our ability to generate cash is subject to general economic, financial, competitive and other factors beyond our control.
40

•	Our need to invest resources in product development in order to continue to enhance our current products, develop new products, attract and retain customers and keep pace with competitive product introductions and technological developments.
•	We experience competition in our industry and continuing technological changes.
•	Insurance companies typically are slow in making decisions and have numerous bureaucratic and institutional obstacles, which can make our efforts to attain new customers difficult.
•	We compete with a number of larger companies who have greater resources than ours.
•	We compete on the basis of insurance knowledge, products, services, price, technological advances and system functionality and performance.

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

Net Operating Loss Carryforwards

The deferred tax asset from tax net operating loss carryforwards of approximately $3,920,000 represents approximately $9,900,000 of net operating loss carryforwards which are subject to expiration beginning in fiscal 2019 through 2032. During 2014, the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryforwards utilized to offset taxable income for the current period, subject to federal alternative minimum tax limitations. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at December 31, 2014, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time, and the conversion of outstanding warrants, the Merger or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at December 31, 2014:

Payments due by period

(in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$384	$130	$254	$—	$—
Operating Leases	2,893	587	1,717	589	—
Long-Term Debt	2,000	2,000	—	—	—
Total	$5,277	$2,717	$1,971	$589	$—

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

RECENT ACCOUNTING AND AUDITING DEVELOPMENTS

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

In July 2013, the FASB issued an accounting standard update (“ASU”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists.” This standard requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This standard is effective prospectively for annual and interim periods beginning December 16, 2013. The adoption of this guidance did not have a significant effect on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards that would: remove inconsistencies and weaknesses; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets; improve disclosure requirements and resulting financial statements; and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control – Integrated Framework.”

Based upon its assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based upon those criteria.

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The following table sets forth certain information, as of March 16, 2015, regarding our executive officers and directors.

Name	Age	Position
Manish D. Shah	43	Director, President and Chief Executive Officer

Ann F. Massey	56	Senior Vice President, Chief Financial Officer and Secretary

Shailesh Mehrotra	45	Senior Vice President, Product Management & Technology

Sweta Jhunjhunwala	43	Senior Vice President, Product Support and Client Services

Aaron Herman	45	Senior Vice President, Sales and Marketing

Earl Gallegos	57	Chairman of the Board of Directors

G. Russell Cleveland	76	Director

Stephen M. Mulready	65	Director

Steve R. Isaac	63	Director

The biographies of our executive officers and directors are set forth below:

Manish D. Shah has served as our Chief Executive Officer since July 1, 2013. He has served as a member of our board of directors and as our President since November 2008 and has served as our Chief Technology Officer since May 2004. Prior to his promotion to the position of our President, he served as our Executive Vice President since May 2008. Mr. Shah served as our Director of Technology from December 2002 through May 2004 and served as our technology consultant from September 2000 through December 2001. He graduated with Honors from the Columbia University Executive MBA Program in May 2008. Prior to joining us, Mr. Shah held several technology management positions at various companies such as Andersen Consulting, P&O Nedlloyd and Tata Consultancy Services in different industries for over 10 years. Our board of directors believes that Mr. Shah’s extensive knowledge of the Company’s products and services, from both a technological and managerial perspective, and his prior management experience qualify him to serve as a member of our board of directors.

Ann F. Massey has served as our Chief Financial Officer since February 2001, our Senior Vice President of Finance since October 1, 2013, as our Secretary since April 1997 and as our Controller since March 1997. From March 1996 to March 1997, Ms. Massey served as our Assistant Treasurer. From 1994 until February 1996, Ms. Massey served as Assistant Controller for our insurance services division. Prior to 1994, Ms. Massey had served as our Accounting Manager.

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

Sweta Jhunjhunwala has served as our Senior Vice President for Client Services and Product Support since May 2014. Sweta has over fifteen years of experience in configuring and customizing software products leveraging onshore and offshore resources. She led the project management office for the Center of Excellence for global SAP implementation at PepsiCo International, where she worked from 2007 to 2010. Prior to PepsiCo, Sweta was a Senior Manager at BearingPoint Inc. (formerly KPMG Consulting Inc.), where she sold and managed large Oracle ERP implementations. Sweta started her career with Tata Consultancy Services. Sweta holds an M.S. in Sustainability Management from Columbia University, where she graduated in 2014, and a Bachelors in Computer Science from Mumbai University.

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

Earl Gallegos has served as a member of our board of directors since March 1997, and as Chairman of the Board since January 2014. Mr. Gallegos is the principal of Earl Gallegos Management Corporation, a management consulting firm founded by him in 1994 specializing in the insurance and software industries. Mr. Gallegos was a founder of Peak Performance Solutions Inc., a privately held insurance technology firm. In 1997, Mr. Gallegos co-founded Regents Electronic Commerce Inc. (“REC”) with Steven R. Isaac. REC was founded to offer workers’ compensation electronic data interchange services and compliance reporting and was merged to form ecDataFlow.com Inc. (“ecDataFlow”) in 1999. ecDataFlow was merged with Bridium, Inc. (“Bridium”), a technology firm, in 2002. Mr. Gallegos has also served as a director of Zytalis Inc., an information technology professional services firm, from 1999 to 2006, Bridium from 1998 to 2003, Fidelity National Information Solutions, Inc., from 1997 to 2003, eGovNet, Inc., a government technology services firm, from 2002 to 2003, PracticeOne, Inc., a medical practice management software company, from 2002 to 2005, and Fidelity National Real Estate Solutions, a company specializing in real estate and banking technology, from 1997 until 2003. Our board believes that Mr. Gallegos’ lengthy insurance and technology industry experience and technology background, as well as his financial expertise, qualify him to serve as a member of our board of directors.

G. Russell Cleveland has served as a member of our board of directors since July 2001. Mr. Cleveland is the founder and has been the President, Chief Executive Officer, sole director and the majority shareholder of RENN Capital Group, Inc. since 1973. RENN Capital Group, Inc. is the investment adviser to or the manager of three closed-end mutual funds – RENN Global Entrepreneurs Fund, Inc., RENN Universal Growth Investment Trust PLC and Global Special Opportunities Trust PLC, and one open-end mutual fund – Premier RENN US Emerging Growth Limited. Mr. Cleveland also serves on the board of directors of RENN Global Entrepreneurs Fund, Inc., iSatori, Inc., and AnchorFree Inc. (private company). He is a chartered financial analyst (CFA) with more than 45 years of experience as a specialist in investments in smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland is a past president of the Dallas Association of Investment Analysts. Our board of directors believes that Mr. Cleveland’s substantial leadership skills and financial, management and investment expertise, including his experience serving on the boards of other publicly traded companies, qualify him to serve as a member of our board of directors.

Stephen M. Mulready has served as a member of our board of directors since December 2009. Mr. Mulready has over 43 years of experience in the property and casualty insurance industry, having spent a majority of that time serving in various executive, supervisory and technical positions with Aetna Inc. (NYSE: AET). Mr. Mulready is Chief Operating Officer and Executive Vice President of United States Fire Insurance Company (Crum & Forster), positions he has held since February 2013 and April 2010, respectively. From 2008 to April 2010, Mr. Mulready was the Principal of Blackpoint Associates, a firm founded by him that provided management consulting services to small businesses. Mr. Mulready served as Chief Executive Officer of AIX Holdings, Inc., a specialty property and casualty program insurance company, from 2005 to 2008. From 2004 to 2005, he served as a director and consultant to Alico, Inc. (NASDAQ: ALCO), an agricultural and real estate company, where he was a member of the Audit, Compensation, Nominating and Investment Committees. Between 1996 and 1999, Mr. Mulready was Chief Executive Officer of Orion Specialty, a division of Orion Capital. In 1999, Orion Capital was acquired by Royal and Sun Alliance, where Mr. Mulready held several senior level positions including President and Chief Executive Officer of U.S. Operations. Mr. Mulready served on the board of Adaptik, Inc., a provider of policy issuance systems to insurance companies, from 2005 to January 2010. He received an MBA from the University of Hartford and a BS, Insurance Administration from the University of Connecticut. Our board of directors believes that Mr. Mulready’s lengthy industry experience in senior executive positions, including as the former Chief Executive Officer of one of our largest customers, AIX Holdings, Inc., and his financial expertise qualify him to serve as a member of our board of directors.

Steven R. Isaac has over 35 years of experience in the insurance and technology industries (public and private sectors). Mr. Isaac has served as the Senior Vice President, Risk Division of Ebix, Inc., a NASDAQ-listed provider of on-demand software and e-commerce services to the insurance industry, from 2009 until May 2011. In 2004, Mr. Isaac co-founded Peak Performance Solutions, Inc., a privately held insurance technology firm, and served as its Chief Executive Officer until 2009. From 2002 to 2004 he served as the Chief Executive Officer of Bridium, Inc., a privately held technology firm. He also founded ecDataFlow.com Inc., a privately held provider of business-to-business electronic commerce solutions, in 1999 and served as its President and Chief Executive Officer until 2002. Mr. Isaac co-founded Regents Electronic

Commerce, Inc., which was founded to offer workers compensation EDI services and compliance reporting which merged with another entity to form ecDataFlow.com, in 1997 and served as its President and Chief Executive Officer until 1999. He served as an Executive Vice President of Marketing Communications Sector at Cadmus Communications Corporation, a provider of integrated graphic communications services, from 1997 to 1999. Mr. Isaac served as the Chief Operating Officer of the Ohio Bureau of Workers Compensation from 1995 to 1997. Prior to that, Mr. Isaac served as Director of EDS’s Insurance Division from 1990 to 1995. Mr. Isaac has also served as a senior executive for three large P/C insurance companies: Merchants Insurance from 1988 to 1990 having most recently served as its Senior Vice President; Milwaukee Insurance from 1981 to 1988, having most recently served as its Executive Vice President; and Sentry Insurance from 1977 to 1981 having most recently served as its Regional Claims Director. He has led and managed over twenty acquisitions, mostly in P/C insurance space. He is active with multiple trade associations and committees dealing with health care, insurance, fraud, and worker’s compensation issues. He participated in the Jackson Hole Think Tank committee addressing issues on the proposed National Healthcare Reform. He served on the Kentucky Assigned Risk Pool Board, Board Member of the PLRB, IAIABC Director, and was an Arbitrator for the American Insurance Arbitration Forum. He was appointed under the Clinton Administration to serve as an industry insurance resource for the national health care reform effort. He is a graduate of Franklin University with a Bachelor’s degree in Business and holds numerous certificates in insurance, insurance law, Harvard Business Administration MBA program, finance and human resources. Our board of directors believes that Mr. Isaacs’ vast experience in P/C insurance technology and managing several acquisitions qualify him to serve as a member of our board of directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock with the SEC. Such persons are required to furnish us with copies of all Section 16(a) reports that they file. Based solely upon our review of copies of such reports for our 2014 fiscal year and representations from such persons, we believe that during 2014, our executive officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements, except that one required Form 3 was filed late on behalf of an executive officer in connection with his appointment as such.

CODE OF ETHICS

We are committed to principles of corporate governance that promote honest, responsible and ethical business practices. Our corporate governance policies and practices are actively reviewed and evaluated by our board of directors and our Nominating and Corporate Governance Committee.

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Ethics and Business Conduct is available on our website at www.cover-all.com.

AUDIT COMMITTEE

Our Audit Committee is currently composed of two directors, Messrs. Isaac and Mulready, who are independent within the meaning of the rules of the SEC and the NYSE MKT listing standards. Mr. Isaac and Mr. Mulready currently meet the NYSE MKT financial sophistication requirements. Our board of directors interprets “financial sophistication” to mean the ability to read and understand fundamental financial statements, including balance sheets, income statements and cash flow statements. In 2014, the Audit Committee met four times.

The Audit Committee, along with our board of directors, has determined that Mr. Mulready is an “audit committee financial expert” as defined under the SEC rules. Our Board based this decision on the following experiences of Mr. Mulready:

•	service as chief executive officer of various other companies, overseeing and/or assessing company performance with respect to the preparation, auditing or evaluation of company financial statements; and

•	serving on at least one other audit committee.
47

The Audit Committee operates under a written charter, which is available on our website at www.cover-all.com. As set forth in the written charter, the Audit Committee’s principal functions are to assist our Board in its oversight responsibilities with respect to:

•	the annual financial information to be provided to stockholders and the SEC;

•	the establishment and monitoring of procedures to improve the quality and reliability of the disclosure of our financial condition and results of operations;

•	the appointment, compensation and retention of our independent auditors and the work performed by the independent auditors; and

•	the internal audit functions.

In addition, the Audit Committee provides an avenue for communication between the independent auditors, financial management and our board of directors. The Audit Committee also has sole authority to engage, appoint, evaluate, compensate and replace the independent auditors, and it reviews and approves in advance all audit, audit related and non-audit services performed by the independent auditors (to the extent those services may be provided under applicable law). The Audit Committee meets with management regularly to consider the adequacy of our internal controls and financial reporting process and the reliability of our financial reports to the public.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table summarizes the total compensation earned for the years indicated below by our current chief executive officer and our two most highly compensated executive officers other than the chief executive officer who were serving as executive officers at the end of December 31, 2014 and whose total compensation exceeded $100,000, respectively, for the fiscal year ended December 31, 2014:

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	All other Compensation		Total
Manish D. Shah(2)	2014	$343,750	$97,057	97,057	—	$11,761	(3)	$549,625
President and Chief Executive Officer	2013	$317,788	$106,219	—	—	$11,737	(4)	$435,744
Shailesh Mehrotra,	2014	$236,669	$36,792	36,792	—	$5,832	(5)	$316,085
Senior Vice President,	2013	$215,385	$38,348	—	—	$5,131	(5)	$259,314
Product Management & Technology
Ann F. Massey	2014	$210,151	$32,068	32,068	—	$4,189	(5)	$278,486
Senior Vice President, Finance and	2013	$192,322	$29,245	—	—	$4,162		$225,729
Chief Financial Officer

(1)	Reflects the aggregate grant date fair value of the restricted stock and stock options granted in 2014 and 2013, respectively, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 10 to our Consolidated Financial Statements contained in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the valuations of the equity-based awards.

(2)	Mr. Shah was appointed as our Chief Executive Officer, effective as of July 1, 2013.

(3)	Consists of $6,761 of automobile allowance and $5,000 of matching contributions to the Cover-All Technologies Inc. 401(k) Plan made by us.

(4)	Consists of $6,761 of automobile allowance and $4,976 of matching contributions to the Cover-All Technologies Inc. 401(k) Plan made by us.

(5)	Represents matching contributions to the Cover-All Technologies Inc. 401(k) Plan made by us.

Employment Agreements or Arrangements of Executive Officers

Manish D. Shah, President and Chief Executive Officer

On March 7, 2012, the Company entered into an employment agreement with Manish D. Shah, effective as of March 1, 2012 (the “Original Agreement”). On July 1, 2013, the Company and Mr. Shah entered into an amendment to the Original Agreement to reflect Mr. Shah’s promotion to the position of our Chief Executive Officer and, in consideration of his new duties as Chief Executive Officer, an increase in his annual base salary by $25,000 (the “Amendment”). The Original Agreement as amended by the Amendment is referred to herein as the “Prior Employment Agreement.” On February 27, 2015, Mr. Shah entered into an Amended and Restated Employment Agreement with the Company, which supersedes and replaces the Prior Employment Agreement (the “Amended and Restated Employment Agreement”).

On March 7, 2012, we granted Mr. Shah five-year incentive stock options to purchase an aggregate of 400,000 shares of our common stock. The options were granted pursuant to the 2005 Stock Incentive Plan at $1.67 per share (equal to the fair market value of such shares on the date of the grant). These options vested as to 136,000 shares on December 31, 2012 and vested as to 132,000 shares on December 31, 2013 and will vest as to the remaining 132,000 shares on December 31, 2014, or on such earlier date during that calendar year on which Mr. Shah’s employment may be terminated.

On March 7, 2012, we also granted Mr. Shah an aggregate of 125,000 shares of our common stock, which vested as to 42,500 shares on December 31, 2012 and vested as to 41,250 shares on December 31, 2013 and will vest as to the remaining 41,250 shares on December 31, 2014, or on such earlier date during that calendar year on which Mr. Shah’s employment may be terminated, all in accordance with and subject to the terms and conditions set forth in the 2005 Stock Incentive Plan and a restricted stock grant agreement entered into between us and Mr. Shah. In connection with such grant, provided that Mr. Shah makes an election in a timely manner to include in gross income on the date the restricted shares are transferred the value of the restricted shares on such date pursuant to Section 83(b) of the Internal Revenue Code of 1986, as amended, we will pay on behalf of Mr. Shah to the taxing authorities as withheld taxes a “gross-up” payment equal to Mr. Shah’s estimated federal, state and local income and payroll tax obligations (based on information provided by Mr. Shah in good faith) with respect to (i) the fair market value of the restricted shares, as of the transfer date, and (ii) the income required to be recognized by Mr. Shah as a result of the payment by us of such obligations.

Pursuant to the Prior Employment Agreement, Mr. Shah received an annual base salary of $325,000 plus benefits and the use of a company car, including maintenance and repair expenses in connection with the use of the car. Mr. Shah was also entitled to an annual cash bonus based on the financial performance of the Company. The Prior Employment Agreement was for a term of three years, provided, that each of Mr. Shah and the Company could terminate the agreement at any time, with or without reason or cause, upon written notice to the other party. If the employment of Mr. Shah was terminated for any reason, including upon the expiration of the Prior Employment Agreement, Mr. Shah would be entitled to receive (i) any accrued and unpaid base salary and accrued and unused vacation days through the date of termination, (ii) the pro rata portion of his performance bonus based on the number of days he was employed during the year, and (iii) any unreimbursed business expenses. In addition, Mr. Shah was entitled to receive, as severance, for a period of six months following such termination, his base salary, benefits and continued use of the company car, including related maintenance and repair expenses. At the conclusion of this severance period, Mr. Shah was given the option to purchase this car from the Company at the car’s then current book value (on the Company’s books). Upon such termination, the Company and Mr. Shah agreed to mutually release each other for all claims arising in connection with Mr. Shah’s employment with the Company.

Under the Amended and Restated Employment Agreement, Mr. Shah will be employed by Company as its President and Chief Executive Officer before the Closing of the Merger. After the Closing, Mr. Shah will serve as an Executive Vice President of Majesco, reporting to Majesco’s Chief Executive Officer for North America. Pursuant to the Amended and Restated Employment Agreement, Mr. Shah will receive an annual base salary of $325,000 plus benefits and the use of a company car, including maintenance and repair expenses in connection with the use of the car. Mr. Shah will be eligible to earn an annual target bonus equal to 30% of his annual salary subject to the attainment of annual company and/or individual performance goals as determined by the board of directors. In addition, prior to the closing of the Merger, Mr. Shah will be eligible to receive equity grants, as determined by the board of directors (or a committee thereof).

The Amended and Restated Employment Agreement is for a term of three years, provided, however, that each of Mr. Shah and the Company may terminate the agreement at any time, with or without reason or cause, upon written notice to the other party. The term will automatically be extended for an additional one year period on the third anniversary of the date of the agreement and on each such subsequent anniversary date thereafter unless, not later than 90 days prior to any such anniversary, either party gives notice to the other party that the term will not be extended or further extended beyond its then automatically extended term. If the Company terminates Mr. Shah’s employment without “Cause” (as defined in the Agreement) or if Mr. Shah terminates the agreement for “Good Reason” (as defined in the Amended and Restated Employment Agreement), Mr. Shah will be entitled to receive (i) any and all earned but unpaid annual salary and earned but unused vacation and other earned paid time off through and including the termination date; (ii) reimbursement for unreimbursed business expenses incurred by Mr. Shah through and including the termination date; (iii) such employee benefits (including equity compensation), if any, as to which Mr. Shah may be entitled under Company’s employee benefit plans as of the termination date; and (iv) a pro rata portion of the bonus payment based upon the number of days Mr. Shah was employed during the Company’s fiscal year for which such bonus is computed to the extent the goals applicable to such bonus are actually met for the fiscal year in question. In addition, Mr. Shah will be entitled to receive a severance payment equal to an amount by (x) dividing Mr. Shah’s highest annual salary over the past 12 months prior to an applicable termination of employment by twelve to determine the monthly salary and then (y) multiplying such monthly salary by six. The Amended and Restated Employment Agreement also contains a confidentiality provision, a non-solicitation covenant and a mutual non-disparagement clause.

Outstanding Equity Awards at December 31, 2014

The following table provides information concerning outstanding equity awards as of December 31, 2014, by each of our named executive officers:

		Option Awards						Stock Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Manish D. Shah	2013	300,000	—		—	1.00	3/2/14	41,250	(1)	57,750	(2)	—	—
		125,000	—		—	1.55	6/1/15
		268,000	132,000	(3)	—	1.67	3/6/17
	2014	125,000	—		—	1.55	6/1/15	41,250	(1)	51,563	(5)	—	—
		268,000	132,000	(3)	—	1.67	3/6/17
Ann Massey	2014	30,000	—		—	1.55	6/1/15
		—	50,000	(4)	—	1.63	2/27/17
Shailesh Mehrotra	2013	10,000	—		—	1.50	11/9/15
			50,000	(4)	—	1.63	2/27/17
	2014	10,000	—		—	1.50	11/9/15
			50,000	(4)	—	1.63	2/27/17
50

(1)	These shares of restricted stock vest as to 41,250 shares on December 31, 2014, or on such earlier date during that calendar year on which Mr. Shah’s employment may be terminated.

(2)	Based on a market value of $1.40 per share, which was the closing price per share of our common stock on December 31, 2013.

(3)	These options vest as to 132,000 shares on December 31, 2014, or on such earlier date during that calendar year on which Mr. Shah’s employment may be terminated.

(4)	These options vest on February 26, 2015.

(5)	Based on a market value of $1.25 per share, which was the closing price per share of our common stock on December 31, 2014.

COMPENSATION OF DIRECTORS

The following table shows the compensation we paid in 2014 to our non-employee directors:

Name	Fees earned or paid in cash	Stock Awards(1)	Total
G. Russell Cleveland	$24,000	$29,000	$53,000
Earl Gallegos	$26,000	$76,945	$102,945
Stephen M. Mulready	$30,000	$29,000	$59,000
Steven R. Isaac	$18,500	$21,750	$40,250

(1) Reflects the aggregate grant date fair value of the restricted stock and stock option awards granted in accordance with FASB ASC Topic 718.

For 2014, each of our non-employee directors received: (i) an annual stipend of  $22,000; and (ii) an award of 20,139 shares of our common stock, representing such number of shares of common stock having a fair market value equal to $29,000 on March 26, 2014, the date of the grant. Such shares vested on November 30, 2014. Non-employee directors serving on our Audit Committee received an additional $1,000 per quarter. Non-employee directors serving on our Compensation Committee received an additional $1,000 per quarter. We make all such payments to our non-employee directors quarterly and in arrears. In addition, the Non-executive Chairman of our board of directors received an additional number of shares of our common stock having a Fair Market Value of  $50,000 (35,780 shares) on June 12, 2014, the date of the approval of the amended Plan. We awarded the Non-executive Chairman 35,780 shares of the Company’s common stock on June 12, 2014, an amount which was pro-rated based on the date of the commencement of the Non-executive Chairman’s service. All such shares are restricted shares and vested on November 30, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 16, 2015, by (i) each person we know to own beneficially more than 5% of the outstanding shares of our capital stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.

Percentage of beneficial ownership is calculated based on 26,961,991 shares of our common stock that were outstanding as of March 16, 2015. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities, and includes shares of our capital stock issuable pursuant to the exercise of stock options or other securities that are exercisable or convertible into shares of our common stock within 60 days. Options to purchase shares of our common stock that are exercisable within 60 days are considered beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the beneficial ownership of any other person. Notes convertible into shares of our capital stock that are convertible within 60 days are considered beneficially owned by the person holding such notes for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the beneficial ownership of any other person. Unless otherwise indicated, to our knowledge, the persons or entities identified in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Common Stock Amount of Beneficial Ownership		Percent of Class
5% Stockholders
RENN Universal Growth Investment Trust plc c/o RENN Capital Group, Inc. 8080 N. Central Expressway Suite 210, LB-59, Dallas, TX 75206	7,634,400	(1)	28.3%

Named Executive Officers and Directors
Manish D. Shah	1,038,650		3.8%
Earl Gallegos	285,737		1.1%
G. Russell Cleveland	215,684	(1)	(2)
Ann F. Massey	200,145		(2)
Stephen M. Mulready	159,961		(2)
Shailesh Mehrotra	96,717		(2)
Steven R. Isaac	18,210		(2)
Sweta Jhunjhunwala	32,266		(2)
All executive officers and directors as a group (9 persons)	2,047,370		7.4%

(1) Pursuant to the Voting Agreement, RENN Universal Growth Investment Trust plc shares beneficial ownership, voting power and dispositive power with respect to the 7,634,400 shares of our common stock with Majesco and Majesco’s current shareholders, Mastek and Mastek UK. RENN shares voting and dispositive power over these shares with RENN Capital Group, Inc., its investment adviser, pursuant to an investment advisory agreement. G. Russell Cleveland is the President and Chief Executive Officer of RENN Capital Group, Inc. and serves on the board of RENN but disclaims beneficial ownership of these shares.

(2) Holds less than 1% of the outstanding shares of the class.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

None.

DIRECTOR INDEPENDENCE

Our board of directors has determined that Messrs. Cleveland, Gallegos, Mulready and Isaac are independent within the meaning of the NYSE MKT listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

MSPC, Certified Public Accountants and Advisors, A Professional Corporation, New York, New York, was selected by our Audit Committee as the principal independent auditors for 2014. MSPC has served as our independent auditors since 1997.

FEES

The following table sets forth the fees paid for professional services rendered by MSPC for audit services, audit-related services, tax services and all other services in 2014 and 2013.

Fee Category	2014	2013
Audit Fees (1)	$138,000	$138,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	$24,250	$10,000
All Other Fees (4)	—	—
Total Fees	$162,250	$148,000

(1)	For professional services rendered in connection with the audit of our annual financial statements and the reviews of the financial statements included in each of our quarterly reports on Form 10-Q.

(2)	For assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	For professional services rendered for tax compliance, tax advice, tax return preparation and tax planning.

(4)	For other services rendered, including attendance at board and stockholder meetings and review of our proxy statement relating to our annual stockholders meetings.

POLICY ON PRE-APPROVAL BY AUDIT COMMITTEE OF SERVICES PERFORMED BY INDEPENDENT AUDITORS

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our independent auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this annual report on Form 10-K:

(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements on Page 55 of this annual report on Form 10-K.

(2)	Financial Statement Schedule:

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(3)	Exhibits:

See Exhibit Index.
54

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cover-All Technologies Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Cover-All Technologies Inc. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cover-All Technologies Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants and Advisors,

A Professional Corporation

New York, New York

February 19, 2015

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets:
Current Assets:
Cash and Cash Equivalents	$4,564,595	$1,848,571
Accounts Receivable (Less Allowance for Doubtful Accounts of $25,000 in 2014 and 2013)	2,532,853	2,604,489
Prepaid Expenses	361,930	491,905
Deferred Tax Asset	864,037	850,500

Total Current Assets	8,323,415	5,795,465

Property and Equipment - Net	499,639	708,590

Goodwill	1,039,114	1,039,114

Customer Lists/Relationships (Less Accumulated Amortization of $402,000 and $341,333 in 2014 and 2013, Respectively)	—	60,667

Capitalized Software (Less Accumulated Amortization of $23,795,743 and $22,305,191 in 2014 and 2013, Respectively)	6,474,031	7,964,583

Deferred Tax Asset	2,661,391	2,674,928

Deferred Financing Costs (Net Amortization of $67,800 and $36,082, Respectively)	24,483	56,201

Other Assets	148,290	424,522

Total Assets	$19,170,363	$18,724,070

See Accompanying Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2014	2013
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$1,413,353	$1,059,238
Accrued Expenses	1,253,298	1,412,400
Deferred Charges	183,219	231,051
Short-Term Debt	1,842,780	—
Current Portion of Capital Lease	119,608	114,640
Deferred Revenue	2,454,435	2,997,455

Total Current Liabilities	7,266,693	5,814,784

Long-Term Liabilities:
Long-Term Debt	—	1,639,109
Long-Term Portion of Capital Lease	233,531	353,139

Total Long-Term Liabilities	233,531	1,992,248

Total Liabilities	7,500,224	7,807,032

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.01 Par Value, Authorized 75,000,000 Shares; 26,786,693 and 26,402,227 Shares Issued and Outstanding in 2014 and 2013, Respectively	267,867	264,022

Additional Paid-in Capital	33,057,142	32,674,374

Accumulated Deficit	(21,654,870)	(22,021,358)

Total Stockholders’ Equity	11,670,139	10,917,038

Total Liabilities and Stockholders’ Equity	$19,170,363	$18,724,070

See Accompanying Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Years ended
	December 31,
	2014	2013	2012
Revenues:
Licenses	$1,101,231	$5,947,225	$3,921,171
Support Services	8,427,649	8,147,108	8,296,263
Professional Services	10,949,550	6,388,403	4,007,405

Total Revenues	20,478,430	20,482,736	16,224,839

Costs of Revenues:
Licenses	—	147,670	820,113
Support Services	6,049,385	7,089,456	6,687,683
Professional Services	5,015,313	3,499,100	4,681,203

Total Costs of Revenues	11,064,698	10,736,226	12,188,999

Direct Margin	9,413,732	9,746,510	4,035,840

Operating Expenses:
Sales and Marketing	2,002,036	2,255,059	2,557,273
General and Administrative	3,603,553	2,618,543	2,026,180
Amortization of Capitalized Software	1,490,552	4,646,443	3,524,724
Acquisition Costs	406,298	—	136,957
Restructuring Costs	—	319,014	—
Research and Development	1,130,070	2,315,198	911,688

Total Operating Expenses	8,632,509	12,154,257	9,156,822

Operating Income (Loss)	781,223	(2,407,747)	(5,120,982)

Other Expense (Income):
Interest Expense	362,256	464,071	125,852
Interest Income	—	—	(37)

Other Income	—	(3,821)	(14,638)

Total Other Expense (Income)	362,256	460,250	111,177

Income (Loss) Before Income Taxes	418,967	(2,867,997)	(5,232,159)

Income Tax Expense (Benefit)	52,479	30,380	(257,928)

Net Income (Loss)	$366,488	$(2,898,377)	$(4,974,231)

See Accompanying Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Years ended
	December 31,
	2014	2013	2012

Basic Earnings (Loss) Per Common Share	$.01	$(.11)	$(.19)

Diluted Earnings (Loss) Per Common Share	$.01	$(.11)	$(.19)

Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	26,628,000	26,173,000	25,869,969

Weighted Average Number of Common Shares Outstanding for Diluted Earnings Per Common Share	26,628,000	26,173,000	25,869,969

See Accompanying Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

		Additional			Total
		Paid-in	Accumulated	Treasury	Stockholders’
	Common Stock	Capital	Deficit	Stock	Equity

Balance at January 1, 2012	$257,827	$30,812,058	$(14,148,750)	$—	$16,921,135

Exercise of 25,000 Stock Options	250	21,000	—	—	21,250
Vesting of 75,000 Shares of Restricted Stock to Several of Our Employees	750	(750)	—	—	—
Grant of 53,376 Shares of Restricted Stock to Non- Employee Directors	534	86,466	—	—	87,000
Non-Cash Stock-Based Compensation	—	543,080	—	—	543,080
Warrants issued in connection with Debt	—	542,055	—	—	542,055
Net Loss	—	—	(4,974,231)	—	(4,974,231)

Balance at December 31, 2012	259,361	32,003,909	(19,122,981)	—	13,140,289

Exercise of 123,601 Stock Options and Warrants	1,236	41,265	—	—	42,501
Vesting of 260,000 Shares of Restricted Stock to Several of Our Employees	2,600	(2,600)	—	—	—
Grant of 82,520 Shares of Restricted Stock to Non- Employee Directors	825	100,675	—	—	101,500
Non-Cash Stock-Based Compensation	—	531,125	—	—	531,125
Net Loss	—	—	(2,898,377)	—	(2,898,377)

Balance at December 31, 2013	264,022	32,674,374	(22,021,358)	—	10,917,038

Vesting of 273,059 Shares of Restricted Stock to Several of Our Employees	2,731	(2,731)	—	—	—
Grant of 123,218 Shares of Restricted Stock to Non- Employee Directors	1,114	155,582	—	—	156,696
Non-Cash Stock-Based Compensation	—	229,917	—	—	229,917
Net Income	—	—	366,488	—	366,488

Balance at December 31, 2014	$267,867	$33,057,142	$(21,654,870)	$—	$11,670,139

See Accompanying Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years ended
	December 31,
	2014	2013	2012

Cash Flows from Operating Activities:
Net (Loss) Income	$366,488	$(2,898,377)	$(4,974,231)

Adjustments to Reconcile Net (Loss) Income to Net
Cash Provided by Operating Activities:
Depreciation	229,540	251,853	296,693
Amortization of Capitalized Software	1,490,553	4,646,443	3,524,724
Amortization of Customer Lists/Relationships	60,667	81,240	134,000
Amortization of Non-Competition Agreements	—	—	49,956
Amortization of Deferred Financing Costs	31,718	28,212	7,870
Amortization of Stock-Based Compensation	433,588	712,289	543,080
Stock-Based Compensation Provided for Services	156,696	101,500	87,000
Deferred Tax Benefit	—	—	(257,928)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	71,636	(238,739)	(547,957)

Prepaid Expenses	129,975	36,493	61,287
Other Assets	276,232	(61,716)	(145,835)

Increase (Decrease) in:
Accounts Payable	354,115	(621,769)	1,240,372
Accrued Liabilities	(159,102)	21,867	636,645
Deferred Charges	(47,832)	147,596	39,667
Unearned Revenue	(543,020)	570,645	127,825

Net Cash Provided by Operating Activities	2,851,254	2,777,537	823,168

Cash Flows from Investing Activities:
Capital Expenditures	(20,590)	(37,562)	(278,106)

Capitalized Software Expenditures	—	(2,169,034)	(4,337,005)

Net Cash Used for Investing Activities	(20,590)	(2,206,596)	(4,615,111)

Cash Flows from Financing Activities:
Deferred Financing Costs	—	—	(92,283)

Proceeds from Loan Agreement	—	—	2,000,000
Proceeds from Note Payable	—	—	400,000
Capital Lease - Principal Payments	(114,640)	(118,763)	(65,097)

Payment of Debt	—	—	(400,000)

Proceeds from Exercise of Stock Options, Restricted Stock and Warrants	—	42,501	21,250

Net Cash (Used for) Provided by Financing Activities	(114,640)	(76,262)	1,863,870

Net Increase (Decrease) in Cash and Cash Equivalents	2,716,024	494,679	(1,928,073)

Cash and Cash Equivalents - Beginning of Years	1,848,571	1,353,892	3,281,965

Cash and Cash Equivalents - End of Years	$4,564,595	$1,848,571	$1,353,892

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$226,708	$282,908	$70,517
Income Taxes	$29,259	$30,380	$—

See Accompanying Notes to Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Description of Business - Cover-All Technologies Inc., through its wholly-owned subsidiary, Cover-All Systems, Inc. (“we”, “our”, or the “Company”), licenses and maintains its software products for the property/casualty insurance industry throughout the United States and Puerto Rico. The Company also provides professional consulting services to its customers interested in customizing their software.

On December 14, 2014, the Company and Majesco, a California corporation (“Majesco”), entered into an Agreement and Plan of Merger, pursuant to which, subject to shareholder approval and the satisfaction or waiver of certain conditions, the Company will merge with and into Majesco (the “Merger”), with Majesco continuing as the surviving corporation in the Merger. Upon the consummation of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be cancelled and automatically converted into the right to receive shares of Majesco common stock, such that, at the Effective Time, the shares of Majesco common stock issued in respect of the issued and outstanding Company common stock and such shares of Majesco common stock issued or issuable with respect to issued and outstanding options and other equity awards of the Company will in the aggregate represent approximately 16.5% of the total capitalization on a fully diluted basis of Majesco at closing.

Principles of Consolidation - The consolidated financial statements include the accounts of Cover-All Technologies Inc. and Cover-All Systems, Inc. its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers principally major insurance companies, who are dispersed across many geographic regions. As of December 31, 2014, three customers accounted for approximately 64% of our trade accounts receivable portfolio. As of December 31, 2013, seven customers accounted for approximately 64% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

For the year ended December 31, 2014, 2013 and 2012, we recognized $590,284, $813,789 and $1,172,135, respectively, of stock-based compensation expense in our consolidated financial statements.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced.

Property and Equipment - Property and equipment are carried at cost. Depreciation is recorded on the straight-line method over three to ten years, which approximates the estimated useful lives of the assets.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies (Continued)

Intangible Assets - All of the Company’s intangible assets are amortized using the straight-line method over their estimated useful lives, which ranges from 2.5 to 5 years. The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the intangible asset to its carrying value. If an impairment exists, the Company calculates the impairment by comparing the carrying value of the intangible asset to its fair value as determined by discounted expected cash flows. The Company has not recorded any impairments during the years ended December 31, 2014, 2013 and 2012.

Goodwill - Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company applies ASC 350, “Intangibles—Goodwill and Other,” and performs an annual goodwill impairment test during the fourth quarter of the Company’s fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates. No impairment to the carrying value of goodwill was identified by the Company during the years ended December 31, 2014, 2013 and 2012.

The Company adopted FASB Accounting Standards Update (“ASU”) 2012-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment , which permits an entity to take a qualitative approach to determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test.

Capitalized Software Development Costs - Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Amortization is calculated on a product-by-product basis using the straight-line method over the remaining economic life of the product. At each balance sheet date, the unamortized capitalized costs of each computer software product is compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and deploying that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale. The Company capitalized software development costs of approximately $-0-, $2,169,000 and $4,337,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies (Continued)

Capitalized Software Development Costs (Continued) - Amortization of capitalized software development costs in the amount of $4,646,443 and $3,524,724, as previously reflected in the Consolidated Statement of Operations for the year ended December 31, 2013 and 2012, respectively, have been reclassified from Cost of Revenues – Licenses to Operating Expenses – Amortization of Capitalized Software to conform to the current year presentation. This reclassification had no effect on the previously reported Net (Loss) for the years ended December 31, 2013 and 2012.

The Company’s policy is to periodically review the estimated useful lives and value of its capitalized software costs. During the quarter ended March 31, 2014, this review indicated that the revised estimated life (5 years) for capitalized software differed from the useful lives (3 years) that had been previously used for amortization purposes in the Company’s financial statements. This revision in the estimated life is based upon the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. As a result, the Company revised the estimated useful lives of capitalized software, effective January 1, 2014. The effect of this change in estimate was to decrease amortization expense, increase operating income, and increase net income by $993,701 for the year ended December 31, 2014.

Advertising Expense - The Company expenses advertising costs as incurred. Advertising expense was $305,716, $253,500 and $372,134 for the years ended December 31, 2014, 2013 and 2012, respectively, and is reported as a component of sales and marketing expense.

Income Taxes - Income tax expense (or benefit) for the year is the sum of deferred tax expense (or benefit) and income taxes currently payable (or refundable). Deferred tax expense (or benefit) is the change during the year in a company’s deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company evaluates all significant tax positions as required by generally accepted accounting principles in the United States. As of December 31, 2014 and 2013, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next 12 months. The Company’s income tax returns are subject to examination by the appropriate tax jurisdictions. As of December 31, 2014, the Company’s federal and various state tax returns generally remain open for the last three years.

Earnings (Loss) Per Share - Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

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

(2) Recently Issued Accounting Standards

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

The purchase price for the Assets, in addition to the assumption by the Company of the Assumed Liabilities, consists of the following: (i) $1,100,000 in cash (subject to adjustment) on the Closing Date, (x) $635,821 of which (net of adjustments for certain prepayments to Seller and other prorations) was paid in cash to Seller, and (y) $400,000 of which was deposited into an escrow account to be held and distributed by an escrow agent pursuant to the terms of an escrow agreement to secure possible future indemnification claims and certain other post-closing matters in favor of the Company; and (ii) up to an aggregate of $750,000 in an earnout, which earnout shall be based upon the performance of the Business in the five (5) years following the closing of the Acquisition. More particularly, for each of the five (5) years following the Acquisition, Seller will be entitled to receive an amount equal to ten percent (10%) of the PipelineClaims Free Cash Flow (as such term is defined in the Purchase Agreement) but in no event will the Company be required to pay to Seller in excess of $750,000 in the aggregate for the 5-year period. In December 2012, the Company received a disbursement from the escrow account of $250,000 as a result of a contractual provision entitling the Company to such amount if PipelineClaims was licensed by Island Insurance by December 31, 2012.

On December 30, 2011, the acquisition was valued at $1,035,821. As a result of this acquisition, the Company acquired the following assets:

Prepaid Expenses	$13,163
Computer Equipment	10,658
Customer List	182,000
Software	830,000

Total	$1,035,821

(4) Intangible Assets

The components of our amortizable intangible assets are as follows:

	December 31, 2014				December 31, 2013
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Useful	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
				(In years)				(In years)

Customer List	$402,000	$(402,000)	$—	3.00	$402,000	$(341,333)	$60,667	3.00
F-13

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(5) Property and Equipment

The following is a summary of property and equipment at cost, less accumulated depreciation and amortization:

	December 31,
	2014	2013

Computers and Equipment	$295,650	$390,220
Vehicles	72,914	72,914
Furniture and Fixtures	660,134	752,451
Leasehold Improvements	103,686	120,462

Totals - At Cost	1,132,384	1,336,047
Less: Accumulated Depreciation and Amortization	632,745	627,457

Property and Equipment - Net	$499,639	$708,590

Property and equipment includes assets under capital lease obligations with a capitalized cost of $644,047 and $644,047 and accumulated amortization of $279,087 and $150,278 at December 31, 2014 and 2013, respectively. Depreciation expense charged to the Statements of Operations was $229,540, $251,852 and $296,693 for the years ended December 31, 2014, 2013 and 2012, respectively.

(6) Commitments, Contingencies and Related Party Transactions

Operating Leases - The Company leases approximately 23,400 square feet of office space under a lease which expires in April 2020 and approximately 2,500 square feet of office space under a lease which expires in July 2015.

Rent expense was $632,699, $901,661 and $792,805 for the years ended December 31, 2014, 2013 and 2012, respectively.

Our future minimum lease commitments under the noncancellable operating leases for rental of our office space in effect at December 31, 2014 were as follows:

Year ending
December 31,
2015	$587,451
2016	558,962
2017	570,668
2018	587,251
2019 and Thereafter	589,201

Total	$2,893,533

Employment Contracts - Effective March 1, 2012, we have an employment contract with an executive of the Company with an expiration date of February 28, 2015. The aggregate commitment for future salary at December 31, 2014 was approximately $54,167. The contract also includes a bonus based on the performance of the Company. The contract also granted 400,000 stock options and 125,000 shares of restricted stock on the effective date.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(6) Commitments, Contingencies and Related Party Transactions

Sales and Use Tax Audit - The New York State Department of Taxation and Finance (the “Department”) conducted an examination of the Company for state sales and use tax for audit periods March 1, 2009 through February 28, 2013. In February 2014, the Company received a Statement of Proposed Audit Change from the Department. The Change asserts proposed Sales and Use Tax due in the amount of approximately $191,600 together with interest of approximately $46,400. Interest will continue to accrue on the proposed outstanding balances until the date of payment. On March 11, 2014, the Company paid the Department an aggregate of approximately $238,000 in satisfaction in full of all amounts owed in connection with such examination.

(7) Income Taxes

An analysis of the components of the income tax expense (benefit) is as follows:

	Years ended
	December 31,
	2014	2013	2012
Current:
Federal	$33,640	$—	$(2,018,410)

State	18,839	30,380	(534,285)

Totals	52,479	30,380	(2,552,695)

Deferred	—	—	2,294,767

Income Tax Expense (Benefit)	$52,479	$30,380	$(257,928)

The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to (loss) income before income taxes as follows:

	Years ended
	December 31,
	2014	2013	2012
Computed Federal Statutory Tax Expense (Benefit)	$142,449	$(975,119)	$(1,778,934)

State Income Tax Expense (Benefit) - Net of Federal (Expenses) Benefit	33,517	(215,100)	(313,930)

Expired Net Operating Losses		—	1,098,781

Tax Benefit of Net Operating Loss Carryforward	(123,487)	1,220,599	736,155

Income Tax Expense (Benefit)	$52,479	$30,380	$(257,928)
F-15

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(7) Income Taxes (Continued)

The components of the net deferred tax asset and liability were as follows:

	Years ended
	December 31,
	2014	2013
Deferred Tax Assets - Current:
Accounts Receivable Allowance	$10,000	$10,000
Vacation Accrual	9,200	9,200
Net Operating Loss Carryforwards	844,837	831,300

Current Deferred Tax Asset	$864,037	$850,500

Deferred Tax Asset (Liability) - Long-Term:
Net Operating Loss Carryforward	$3,075,163	$3,840,896
Property, Equipment and Intangibles	2,104,271	3,265,889
Valuation Allowance	(2,518,043)	(4,431,857)

Long-Term Deferred Tax AssetYears ended	$2,661,391	$2,674,928

The deferred tax asset at December 31, 2014 and 2013 included net operating loss carryforwards of approximately $3,920,000 and $4,673,000, respectively. This represents approximately $9,900,000 and $11,800,000 of federal net operating loss carryforwards that are subject to expiration beginning in fiscal 2019 through 2032. During the year ended December 31, 2014 and 2013, the deferred tax asset valuation allowance (decreased) increased by approximately $(1,913,000) and $1,391,100, respectively. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at December 31, 2014, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(8) Short-Term Debt

On September 11, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) between and among Imperium Commercial Finance Master Fund, LP, a Delaware limited partnership (“Imperium”), as lender, Cover-All Systems, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), as borrower, and the Company, as a guarantor. The Loan Agreement provides for a three-year term loan to the Subsidiary of $2,000,000, evidenced by a Term Note in favor of Imperium, and a three-year revolving credit line to the Subsidiary of up to $250,000, evidenced by a Revolving Credit Note in favor of Imperium (together with the Term Note, the “Imperium Note”). The amount available to be borrowed under the revolving credit line may not exceed 80% of Eligible Accounts (as defined in the Loan Agreement). All amounts borrowed under the term loan and the revolving credit line are secured by a security interest in all of the assets of the Subsidiary and guaranteed by the Company, which guarantee is secured by a pledge by the Company of all of the outstanding shares of capital stock of the Subsidiary. As of December 31, 2014, the Company had an outstanding balance of $2,000,000 under the term loan and no balance outstanding under the revolving credit facility.

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

(8) Short-Term Debt (Continued)

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

The portion of the proceeds allocated to the warrants is recognized as additional paid-in capital and a debt discount. The debt discount related to the warrants is accreted into interest expense through maturity of the note payable. The note payable principal balance outstanding and remaining debt discount is as follows:

	December 31,
	2014	2013

Principal Balance	$2,000,000	$2,000,000
Less: Debt Discount	157,220	360,891

Short-Term Debt	$1,842,780	$1,639,109

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

On July 17, 2013, the Company issued a promissory note, in the aggregate principal amount of $400,000, to John W. Roblin, our former Chairman and Chief Executive Officer (the “Roblin Note”). The Roblin Note bore interest at a rate equal to 9% per annum and was repayable by us upon our receipt of a payment from a certain customer in the amount of $896,000, which was due October 31, 2012 or sooner if the customer payment was received. The Company received the customer payment and, on November 13, 2012, the Roblin Note was fully repaid.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9) Capital Lease Obligation

In September, the Company acquired office furniture under a capital lease agreement with Lakeland Bank. The interest rate implicit in the lease is 4.25%. The following is a schedule by years of future minimum lease payments under capital lease with the present value of the net minimum lease payment as of December 31, 2014.

Years Ended
2015	$130,195
2016	130,195
2017	123,649
Thereafter	—

Total Minimum Lease Payments	384,039
Less: Amounts Representing Interest	(30,900)

Present Value of Minimum Lease Payment	353,139
Less: Current Portion of Obligation Under Capital Lease	(119,608)

Total Capital Lease Obligations - Net of Current Portion	$233,531

(10) Stock-Based Compensation

Stock Options

In June 2005, the Company adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. At December 31, 2014 and 2013, an aggregate of 1,593,684 and 1,716,902 shares, respectively, were available for grant under the 2005 Stock Incentive Plan.

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

(10) Stock-Based Compensation (Continued)

- The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

- The Company does not anticipate issuance of dividends during the expected term.

	2014	2013
Expected volatility	41%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	.46%	.46%

As of December 31, 2014, there was approximately $49,292 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted by the Company. That cost is expected to be recognized over a weighted-average period of 2.4 years.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

Balance, December 31, 2011	1,524,963	$ 0.85 - 1.55	2.0 Years	$1.21

Granted	1,055,000	1.63 - 1.67	4.2 Years	1.65
Exercised	(25,000)	.85		.85
Canceled	(75,000)	1.05 - 1.63		1.24
Expired	(375,000)	1.40		1.40

Balance, December 31, 2012	2,104,963	$ .85 - 1.67	2.8 Years	$1.40

Granted	10,000	1.50		1.50
Exercised	(250,000)	.85		.85
Canceled	(5,000)	1.55		1.55
Expired	(72,463)	1.38		1.38

Balance, December 31, 2013	1,787,500	$ 1.00 - 1.67	2.2 Years	$1.48

Granted	—	—		—
Exercised	(450,000)	1.04		1.04
Canceled	(345,000)	1.61		1.61
Expired	—	—		—

Balance, December 31, 2014	992,500	$ 1.50 - 1.67	1.76 Years	$1.63
F-20

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10) Stock-Based Compensation (Continued)

The options granted during 2014 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number	Weighted-Average	Weighted-Average
	Granted	Exercise Price	Fair Value

Exercise Price at Stock Price	—	$—	$—

The options granted during 2013 are distributed as follows:

	Number	Weighted-Average	Weighted-Average
	Granted	Exercise Price	Fair Value

Exercise Price at Stock Price	10,000	$1.50	$.63

The options granted during 2012 are distributed as follows:

	Number	Weighted-Average	Weighted-Average
	Granted	Exercise Price	Fair Value

Exercise Price at Stock Price	1,055,000	$1.65	$.61

Exercisable options at December 31, 2014, 2013 and 2012 were as follows:

December 31,	Number of Exercisable Options	Weighted-Average Exercise Price
2014	237,500	$1.55
2013	1,225,500	$1.40
2012	876,110	$1.20

The following table summarizes information about stock options at December 31, 2014:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

$1.50 - $1.67	992,500	1.8 Years	$1.63	237,500	$1.55
F-21

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10) Stock-Based Compensation (Continued)

Warrants - There were 1,442,000 warrants outstanding at December 31, 2014.

A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2011	—			—

Granted	1,442,000	1.48	4.70	1.48

Balance, December 31, 2012	1,442,000			1.48

Granted	—			—

Balance, December 31, 2013	1,442,000			$1.48

Granted	—			—

Balance, December 31, 2014	1,442,000			$1.48

Exercisable Warrants at December 31, 2014, 2013 and 2012 were as follows:

	Number of	Weighted-Average
December 31,	Exercisable Warrants	Exercise Price
2014	1,442,000	$1.48
2013	1,442,000	$1.48
2012	1,442,000	$1.48

Time-Based Restricted Stock Units - During the years ended December 31, 2014, 2013 and 2012, we granted 123,218, 119,329 and 278,376, respectively, time-based RSUs vesting through June 4, 2017.

F-22

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10) Stock-Based Compensation (Continued)

A summary of our time-based RSUs for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Balance, January 1, 2012	252,500	$1.42

Granted	278,376	$1.65
Vested	(128,376)	—
Forfeited or Expired	—	—

Balance, December 31, 2012	402,500	$1.61

Granted	119,329	$1.35
Vested	(342,520)	—
Forfeited or Expired	(10,000)	—

Balance, December 31, 2013	169,309	$1.65

Granted	123,218	$1.39
Vested	(239,466)	—
Forfeited or Expired	—	—

Balance, December 31, 2014	53,061	$1.58

(11) Basic Earnings (Loss) Per Share Disclosures

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	2014	2013	2012
Numerator:
Net (Loss) Income	$366,488	$(2,898,377)	$(4,974,231)

Numerator for Diluted (Loss) Earnings Per Common Share	$366,488	$(2,898,377)	$(4,974,231)

Denominator:
Weighted Average Number of Common Shares Outstanding for Basic (Loss) Earnings Per Common Share	26,628,000	26,173,000	25,869,969

Effect of Dilutive Securities:
Exercise of Options and Restricted Stock	—	—	—

Exercise of Warrants	—	—	—

Denominator for Diluted (Loss) Earnings Per Common Share	26,628,000	26,173,000	25,869,969
F-23

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(11) Basic Earnings (Loss) Per Share Disclosures (Continued)

Basic (Loss) Earnings Per Common Share	$.01	$(.11)	$(.19)

Diluted (Loss) Earnings Per Common Share	$.01	$(.11)	$(.19)

We use the treasury stock method to compute diluted earnings per share, whereby the proceeds from the exercise of dilutive instruments are hypothetically used to repurchase outstanding shares at market prices. The Company’s options and warrants were not included in the computation of EPS at December 31, 2013 and 2012 because to do so would be antidilutive.

(12) Accrued Expenses

Accrued expense consist of the following:

	Years ended December 31,
	2014	2013

Accrued Bonuses, Payroll, Commissions, Benefits, Temporary Help and Consulting	$907,894	$962,937
Accrued Professional Fees	222,377	246,733
Other	123,027	202,730

Totals	$1,253,298	$1,412,400

(13) 401(k) Plan

Upon date of hire, employees are eligible to participate in the Cover-All Technologies, Inc. 401(k) Plan (the “Plan”). Employees can contribute a portion of their salary on a pre-tax basis subject to annual IRS limitations for the year ended December 31, 2014. The Company provides for a matching contribution of $.50 for each $1.00 of the first 5% of pay employees elect to defer. The Company contribution to the Plan in 2014, 2013 and 2012 was approximately $102,116, $122,380 and $134,598, respectively.

(14) Stockholders’ Equity

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

F-24

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(15) Customer Concentration

For the year ended December 31, 2014, sales to two customers amounted to approximately 24% and 18% of revenues, respectively.

For the year ended December 31, 2013, sales to two customers amounted to approximately 24% and 11% of revenues, respectively.

For the year ended December 31, 2012, sales to four customers amounted to approximately 12%, 12%, 11% and 11% of revenues, respectively.

All of the major customers referred to above, other than the one customers in 2014 with 24%, one customers in 2013 with 11% of revenues and one customer in 2012 with 12% of revenues and are units of CHARTIS, Inc., formerly associated with American International Group, Inc.

.    .    .    .    .    .    .    .    .    .

F-25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COVER-ALL TECHNOLOGIES INC.

Date: March 31, 2015	By:	/s/ Manish D. Shah
Manish D. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Manish D. Shah	Director, President and Chief Executive Officer	March 31, 2015
Manish D. Shah

/s/ Ann F. Massey	Chief Financial Officer, Controller and	March 31, 2015
Ann F. Massey	Secretary (Principal Financial Officer
and Principal Accounting Officer)

/s/ Earl Gallegos	Chairman of the Board of Directors	March 31, 2015
Earl Gallegos

/s/ Russell Cleveland	Director	March 31, 2015
Russell Cleveland

/s/ Stephen M. Mulready	Director	March 31, 2015
Stephen M. Mulready

/s/ Steven R. Isaac	Director	March 31, 2015
Steven R. Isaac

Exhibit IndeX

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Description

2	Certificate of Merger of the Company Computer Systems, Inc. (a New York corporation) into the Registrant, filed on June 11, 1985 [incorporated by reference to Exhibit 2 to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 29, 1986].

3(a)	Certificate of Incorporation of the Registrant filed on April 22, 1985 [incorporated by reference to Exhibit 3 (a) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 29, 1986].

3(b)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on May 6, 1987 [incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-17533) filed on September 29, 1987].

3(c)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on March 26, 1990 [incorporated by reference to Exhibit 3(d) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on June 14, 1990].

3(d)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on March 18, 1992 [incorporated by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-13124) filed on March 30, 1992].

3(e)	Certificate of Amendment of Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3(e) to the Registrant’s Amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 0-13124) filed on July 10, 1996].

3(f)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 12, 2000 [incorporated by reference to Exhibit 3(g) to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on August 11, 2000].

3(g)	By-laws of the Registrant, as amended [incorporated by reference to Exhibit 3(g) to the Registrant’s Amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 0-13124) filed on July 10, 1996].

4	Form of Common Stock Certificate of the Registrant [incorporated by reference to Exhibit 4(a) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 29, 1986].

10(a)	Warner Insurance Services, Inc. Tax Saver 401(k) Salary Reduction Plan adopted May 31, 1985 and restated as of August 11, 1992 [incorporated by reference to Exhibit 10(k) to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on January 28, 1993].

10(c)(14)†	Form of Non-Qualified Stock Option Agreement [incorporated by reference to Exhibit 10(c)(14) the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

10(c)(15)†	Form of Incentive Stock Option Agreement [incorporated by reference to Exhibit 10(c)(15) the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

10(c)(16)†	Form of Restricted Stock Grant Agreement [incorporated by reference to Exhibit 10(c)(16) the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

10(c)(17)†	Form of Non-Qualified Stock Option Agreement (for Consultants) [incorporated by reference to Exhibit 10 (c)(13) the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-13124) filed on May 15, 2006].

10(c)(18)†	Cover-All Technologies, Inc. Amended and Restated 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10(c)(18) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on March 27, 2008].

10(c)(21)†	Amendment No. 1 to the Cover-All Technologies Inc. Amended and Restated 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10(c)(21) to the Registrant’s Form 8-K (Commission File No. 0-13124) filed on January 3, 2011].

10(c)(25)†	Summary of 2013 Non-Employee Director Compensation, dated March 26, 2013 [incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on March 27, 2013].

10(c)(26)†	Summary of 2014 Non-Employee Director Compensation, dated March 7, 2014 [incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on March 10, 2014].

10(c)(27)†	Summary of Acquisition Committee Non-Employee Director Compensation, dated January 5, 2015 [incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on January 8, 2015].

10(c)(28)†	Summary of 2015 Non-Employee Director Compensation, dated January 12, 2015 [incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on January 15, 2015].

10(d)(3)	Lease, dated April 12, 2012, by and between the Company and Kemble Plaza II Realty L.L.C [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 1-09228) filed on May 15, 2012].

10(e)(9)†	Employment Agreement, dated December 30, 2011, by and between the Registrant and John Roblin [incorporated by reference to Exhibit 10(e)(9) to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on January 6, 2012].

10(e)(10)†	Employment Agreement, dated March 7, 2012, by and between the Registrant and Manish D. Shah [incorporated by reference to Exhibit 10(e)(10) to the Registrant’s Form 8-K (Commission File No. 1- 09228) filed on March 12, 2012].

10(e)(11)†	First Amendment to Employment Agreement, effective as of July 1, 2013, by and between the Registrant and Manish D. Shah [incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on July 5, 2013].

10(e)(12)†	Amended and Restated Employment Agreement, effective as of February 27, 2015 by and between the Registrant and Manish D. Shah [incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on March 3, 2015.

10(n)(1)	Asset Purchase Agreement, dated December 30, 2011, between Cover-All Systems, Inc. and Ho’ike Services, Inc., dba BlueWave Technology [incorporated by reference to Exhibit 10(n)(1) to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on January 6, 2012].

10(n)(2)	Agreement and Plan of Merger, dated December 14, 2014, between Cover-All Technologies Inc. and Majesco [incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on December 15, 2014].

10(n)(3)*	Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2015, between Cover-All Technologies Inc. and Majesco.

10(n)(4)	Voting Agreement, dated December 14, 2014, by and among Majesco and RENN Universal Growth Investment Trust PLC and Russell Cleveland [incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on December 15, 2014].

10(n)(5)	Form of Indemnification Agreement [incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 1-09228) filed on December 17, 2014].

10(o)(1)	Loan and Security Agreement, dated as of September 11, 2012, by and between Cover-All Systems, Inc., as borrower, Imperium Commercial Finance Master Fund, LP, as lender, and the Registrant, as a guarantor [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-09228) filed on November 14, 2012].

10(o)(2)	Revolving Credit Note in the principal amount of $250,000, dated September 11, 2012, by and between Cover All Systems, Inc., as borrower, and Imperium Commercial Finance Master Fund, LP, as lender [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-09228) filed on November 14, 2012].

10(o)(3)	Term Note in the principal amount of $2,000,000, dated September 11, 2012, by and between Cover All Systems, Inc., as borrower, and Imperium Commercial Finance Master Fund, LP, as lender [incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-09228) filed on November 14, 2012].

10(o)(4)	Guarantee, dated as of September 11, 2012, made by the Registrant in favor of Imperium Commercial Finance Master Fund, LP [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-09228) filed on November 14, 2012].

10(o)(5)	Pledge Agreement, dated as of September 11, 2012, between the Registrant and Imperium Commercial Finance Master Fund, LP [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-09228) filed on November 14, 2012].

10(o)(6)	Stock Purchase Warrant, dated September 11, 2012, issued by the Registrant to Imperium Commercial Finance Master Fund, LP [incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-09228) filed on September 14, 2012].

10(o)(7)	Form of Finder’s Warrant, dated September 11, 2012 [incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-09228) filed on September 14, 2012].

10(o)(8)	Amended and Restated Stock Purchase Warrant, dated as of September 11, 2012, issued by the Registrant to Imperium Commercial Finance Master Fund, LP [incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-09228) filed on April 18, 2013].

10(o)(9)	Form of Amended and Restated Finder’s Warrant, dated as of September 11, 2012 [incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-09228) filed on April 18, 2013].

14	Code of Ethics and Business Conduct [incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on March 31, 2006].

21	Subsidiaries of the Registrant [incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-13124) filed on April 11, 1996].

23.1*	Consent of MSPC.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the related Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101.1 hereto are not to be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are not to be deemed “filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

†	Denotes a management contract or compensatory plan or arrangement.