Form 10-Q
period 2015-03-31
COVER ALL TECHNOLOGIES INC
filed 2015-05-14
CIK 737300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 1-09228

COVER-ALL TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2698053
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

412 Mt. Kemble Avenue, Suite 110C,	07960
Morristown, New Jersey	(Zip code)
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2015
Common Stock, $0.01 par value per share	27,003,241 shares

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2015 (Unaudited)
	and December 31, 2014	3

	Consolidated Statements of Operations for the three
	months ended March 31, 2015 and 2014 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three
	months ended March 31, 2015 and 2014 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	22

Item 4.	Controls and Procedures	22

PART II:	OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

SIGNATURES		25

·  ·  ·  ·  ·  ·  ·  ·  ·  ·

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$4,303,405	$4,564,595
Accounts Receivable (Less Allowance for Doubtful Accounts
of $25,000)	2,477,745	2,532,853
Prepaid Expenses	614,125	361,930
Deferred Tax Asset	864,037	864,037

Total Current Assets	8,259,312	8,323,415

Property and Equipment – Net	454,302	499,639

Goodwill	1,039,114	1,039,114

Capitalized Software (Less Accumulated Amortization of
$24,168,382 and $23,795,743 in 2015 and 2014, respectively)	6,101,392	6,474,031

Deferred Tax Asset	2,661,391	2,661,391

Deferred Financing Costs (Net Amortization of $76,327 and $67,800
in 2015 and 2014, respectively)	15,956	24,483

Other Assets	148,290	148,290

Total Assets	$18,679,757	$19,170,363

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$1,415,327	$1,413,353
Accrued Expenses	453,911	1,253,298
Deferred Charges	168,510	183,219
Short-Term Debt	1,897,535	1,842,780
Current Portion of Capital Lease	120,883	119,608
Unearned Revenue	2,254,674	2,454,435

Total Current Liabilities	6,310,841	7,266,693

Long-Term Liabilities:
Long-Term Portion of Capital Lease	202,828	233,531

Total Liabilities	6,513,669	7,500,224

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock ($0.01 Par Value, Authorized 75,000,000 Shares;
27,003,241 and 26,786,693 Shares Issued and Outstanding in
2015 and 2014, respectively)	270,032	267,867

Additional Paid-In Capital	33,352,114	33,057,142

Accumulated Deficit	(21,456,059)	(21,654,870)

Total Stockholders’ Equity	12,166,088	11,670,139

Total Liabilities and Stockholders’ Equity	$18,679,757	$19,170,363

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2015	2014
Revenues:
Licenses	$179,587	$807,599
Support Services	2,116,966	2,129,663
Professional Services	2,992,816	2,270,288
Total Revenues	5,289,369	5,207,550
Cost of Revenues:
Licenses (exclusive of Amortization of Capitalized
Software)	—	—
Support Services	1,413,263	1,685,454
Professional Services	1,582,221	1,110,657
Total Cost of Revenues	2,995,484	2,796,111
Direct Margin	2,293,885	2,411,439
Operating Expenses:
Sales and Marketing	339,855	478,358
General and Administrative	828,928	733,797
Amortization of Capitalized Software	372,638	372,638
Acquisition Costs	152,546	—
Research and Development	239,770	295,437
Total Operating Expenses	1,933,737	1,880,230
Operating Income	360,148	531,209
Other (Income) Expense:
Interest Expense	98,501	93,672
Total Other (Income) Expense	98,501	93,672
Income Before Income Taxes	261,648	437,537
Income Taxes Expense	62,836	3,688
Net Income	$198,812	$433,849
Basic Earnings Per Common Share	$0.01	$0.02
Diluted Earnings Per Common Share	$0.01	$0.02
Weighted Average Number of Common Shares
Outstanding for Basic Earnings
Per Common Share	26,909,000	26,543,000
Weighted Average Number of Common Shares
Outstanding for Diluted Earnings
Per Common Share	26,909,000	26,555,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2015	2014
Cash Flows Provided By (Used For) Operating Activities:
Net Income	$198,812	$433,849
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation	46,338	81,829
Amortization of Capitalized Software	372,638	372,638
Amortization of Customer Lists/Relationships	—	15,167
Amortization of Stock Based Compensation	93,213	107,017
Amortization of Deferred Financing Costs	8,527	7,585
Stock Based Compensation Provided for Services	55,333	12,083
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	55,108	766,167
Prepaid Expenses	(252,195)	(131,548)
Other Assets	—	96,522
Increase (Decrease) in:
Accounts Payable	1,974	(105,626)
Accrued Liabilities	(596,040)	(781,179)
Deferred Charges	(14,709)	(11,372)
Unearned Revenue	(199,761)	(504,247)
Net Cash Provided By (Used For) Operating Activities	(230,762)	358,885

Cash Flows (Used For) Investing Activities:
Capitalized Expenditures	(1,000)	(7,895)
Net Cash (Used For) Investing Activities	(1,000)	(7,895)

Cash Flows (Used For) Financing Activities:
Capital Lease – Principal Payments	(29,428)	(28,206)
Net Cash (Used for) Financing Activities	(29,428)	(28,206)

Net (Decrease) Increase in Cash and Cash Equivalents	(261,190)	322,784

Cash and Cash Equivalents – Beginning of Periods	4,564,595	1,848,571
Cash and Cash Equivalents – End of Periods	$4,303,405	$2,171,355

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods for:
Interest	$43,746	$44,968
Income Taxes	$102,263	$3,688

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

[2] Basis of Presentation

The consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements, and the unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on March 31, 2015 for the fiscal year ended December 31, 2014 (“Form 10-K”).

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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of March 31, 2015, and results of operations for the three months ended March 31, 2015 and 2014 and the cash flows for the three months ended March 31, 2015 and 2014, as applicable, have been made.

The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

[3] Capitalized Software Development Costs

Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Amortization is calculated on a product-by-product basis using the straight-line method over the remaining economic life of the product. The Company has not capitalized any software development costs during the three months ended March 31, 2015 and 2014, respectively. Amortization of capitalized software development costs was approximately $373,000 and $373,000 for the three months ended March 31, 2015 and 2014, respectively.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[4] Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	For the three months ended
	March 31, 2015
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income Available to Common Stockholders	$198,812	26,909,403	$0.01
Effect of Dilutive Securities:
Options and Restricted Stock	—	—	—
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$198,812	26,909,403	$0.01

	For the three months ended
	March 31, 2014
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income Available to Common Stockholders	$433,849	26,542,644	$0.02
Effect of Dilutive Securities:
Options and Restricted Stock	—	12,318	—
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$433,849	26,554,962	$0.02

[5] Stock-Based Compensation and Stock Purchase Plans

Stock Options

In the three months ended March 31, 2015 and 2014, we recognized $93,791 and $70,396, respectively, of stock-based compensation expense in our consolidated financial statements.

In June 2005, we adopted the 2005 Stock Incentive Plan (which was amended in 2006 and in 2008). Options and stock awards for the purchase of up to 5,000,000 shares may be granted by the Board of Directors to our employees and consultants at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2005 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On March 31, 2015, an aggregate of $1,459,814 shares were available for grant under the 2005 Stock Incentive Plan.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

-	Expected volatilities are based on historical volatility of the Company’s stock during the preceding periods.

-	The Company uses historical data to estimate the expected life of option awards. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

-	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

-	The Company does not anticipate issuance of dividends during the expected term.

	2015	2014
Expected volatility	41%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3–5	3–5
Risk-free interest rate	0.46%	0.46%

As of March 31, 2015, there was $121,499 of total unrecognized compensation cost related to nonvested share-based compensation arrangements previously granted by the Company. That cost is expected to be recognized over a weighted-average period of 2.9 years.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

			Weighted-Average
		Exercise Price	Remaining	Weighted-Average
	Shares	Per Share	Contractual Life	Exercise Price
Balance, January 1, 2015	992,500	$1.50 – 1.67	1.76 years	$1.63
Exercised	—	—	—	—
Cancelled	—	—	—	—
Balance, March 31, 2015	992,500	$1.50 – 1.67	1.5 years	$1.63

Of the stock options outstanding, an aggregate of 992,500 are currently exercisable.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants

As of March 31, 2015, there were 1,442,000 warrants outstanding. A summary of the changes in outstanding warrants is as follows:

	Outstanding		Weighted-Average
	and Exercisable	Exercise Price	Remaining	Weighted-Average
	Warrants	Per Warrant	Contractual Life	Exercise Price
Balance, January 1, 2015	1,442,000	$1.48	0.7	$1.48
Balance, March 31, 2015	1,442,000	$1.48	0.5	$1.48

Time-Based Restricted Stock Units

A summary of our time-based restricted stock units, or RSUs, for the three months ended March 31, 2015 is as follows:

		Weighted-Average
		Grant Date Fair Value
	Shares	Per Share
Balance, January 1, 2015	53,061	$1.58
Granted	133,870	1.24
Cancelled	—	—
Vested	(41,250)	1.67
Balance, March 31, 2015	145,681	$1.24

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

[6] Income Taxes

The deferred tax asset from tax net operating loss carryforwards of approximately $3,920,000 represents approximately $9,900,000 of net operating loss carryforwards which are subject to expiration beginning in fiscal 2019 through 2032. During the three months ended March 31, 2015, the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryforwards utilized to offset taxable income for the current period, subject to federal alternative minimum tax limitations. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at March 31, 2015, management believes it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

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

In May 2014, the FASB issued accounting standard update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU is the result of a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards that would: remove inconsistencies and weaknesses; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets; improve disclosure requirements and resulting financial statements; and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such entities. ASU No. 2015-02 is effective for reporting periods after December 15, 2015 and interim periods within those fiscal years. We are currently evaluating the effect that this ASU will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. ASU No. 2015-03 is effective for us January 1, 2016 and is to be applied retrospectively. We are currently evaluating the effect that this ASU will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the FASB Emerging Issues Task Force),” which applies to master limited partnerships that receive net assets through a dropdown transaction. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. ASU 2015-06 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and will be applied retrospectively. Earlier application is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements and related disclosures.

We believe there is no additional new accounting guidance adopted, but not yet effective, that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which may have a significant impact on the Company’s financial reporting, if and when enacted.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

[8] Short-Term Debt

On September 11, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) between and among Imperium Commercial Finance Master Fund, LP, a Delaware limited partnership (“Imperium”), as lender, Cover-All Systems, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), as borrower, and the Company, as a guarantor. The Loan Agreement provides for a three-year term loan to the Subsidiary of $2,000,000, evidenced by a Term Note in favor of Imperium, and a three-year revolving credit line to the Subsidiary of up to $250,000, evidenced by a Revolving Credit Note in favor of Imperium (together with the Term Note, the “Imperium Notes”). The amount available to be borrowed under the revolving credit line may not exceed eighty percent of Eligible Accounts (as defined in the Loan Agreement). All amounts borrowed under the term loan and the revolving credit line are secured by a security interest in all of the assets of the Subsidiary and guaranteed by the Company, which guarantee is secured by a pledge by the Company of all of the outstanding shares of capital stock of the Subsidiary. As of March 31, 2015, no balance was outstanding under the Revolving Credit Line. As of March 31, 2015 the Short-Term Debt balance consists of the following:

Principal Balance Outstanding	$2,000,000
Discount	(102,465)
Short-Term Debt	$1,897,535

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements. In addition to other factors and matters discussed elsewhere in this report on Form 10-Q and in our other filings filed with the Securities and Exchange Commission (“SEC”) over the last 12 months, including our Form 10-K filed with the SEC on March 31, 2015, these risks, uncertainties and contingency include, but are not limited to, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control.

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

We earn revenue from software contract licenses, fees for servicing the product, which we call support services, and professional services. Total revenue for the three months ended March 31, 2015 increased to approximately $5,289,000 from approximately $5,208,000 for the three months ended March 31, 2014, mainly due to an increase in professional services revenue offset by a decrease in license and support revenue in 2015.

The following is an overview of the key components of our revenue and other important financial data for the three months ended March 31, 2015:

Software Licenses. Our license revenue in the three months ended March 31, 2015 was approximately $180,000 compared to approximately $808,000 for the three months ended March 31, 2014, resulting from fewer sales to new customers and fewer sales to existing customers who chose to renew, add onto or extend their use of our software. Our new software license revenue is affected by the strength of general economic and business conditions and the competitive position of our software products. New software license sales are characterized by long sales cycles and intense competition. The timing of new software license sales can substantially affect our quarterly results.

Support Services. Support services revenue was approximately $2,117,000 in the three months ended March 31, 2015 compared to approximately $2,130,000 in the same period in 2014. The decrease in the first three months of 2015 was mainly due to the decrease in annual renewals of existing customers’ support services and fewer new customer sales in the latter part of 2014. Support services revenue is influenced primarily by the following factors: the renewal rate from our existing customer base, the amount of new support services associated with new license sales, and annual price increases.

Professional Services. The increase in professional services revenue, to approximately $2,993,000 in the three months ended March 31, 2015 from approximately $2,270,000 in the same period of 2014, was a result of increased demand for new software capabilities and customizations from our current customer base and new and existing customer implementations resulting from contracts signed in early 2014.

Income before Provision for Income Taxes. Income before provision for income taxes was approximately $262,000 in the three months ended March 31, 2015 compared to approximately $438,000 in the same period of 2014 as a result of a decrease in license and support services revenue in 2015 offset by an increase in professional services revenue in 2015 and various cost saving programs.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Net Income. Net income for the three months ended March 31, 2015 decreased to approximately $199,000 from approximately $434,000 in the same period of 2014 as a result of a decrease in license and support services revenue offset by an increase in professional services revenue and various cost saving programs.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP metric, was approximately $788,000 for the three months ended March 31, 2015 compared to approximately $1,008,000 for the three months ended March 31, 2014.

Cash Flow. As of March 31, 2015, we had approximately $4,303,000 in cash and cash equivalents on hand and approximately $2,478,000 in accounts receivable.

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

As we shift over time from software development to deployment, from a financial perspective, the non-cash charges for amortization of developed software will increasingly impact our bottom line. Therefore, in order to provide more visibility to investors, we have decided to also report EBITDA to show what we believe is the Company’s earnings power without the impact of, among other items, amortization. In the first three months of 2015, the non-cash charge for amortization of capitalized software was approximately $373,000 compared to approximately $373,000 in the same period in 2014, and we expect this amount to be approximately $1.5 million, or $0.06 per share, in 2015, depending on our sales success. Therefore, we believe that EBITDA will be a useful measure of the true earnings power of the Company while we complete the development and deployment cycle. As such, we expect to increasingly focus on EBITDA to evaluate our progress.

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

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Net Income	$198,812	$433,849

Interest (Income) Expense, Net	98,501	93,672

Income Tax Expense	62,836	3,688
Depreciation	46,337	81,829
Amortization:
Amortization of Capitalized Software	372,638	372,638
Amortization of Customer Lists/Relationships	—	15,167
Amortization of Deferred Financing Costs	8,527	7,585
Total Amortization	$381,165	$395,390

EBITDA	$787,651	$1,008,428

EBITDA per Common Share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of total revenues:

	Three months ended March 31,
	2015	2014
Revenues:
License	3.4%	15.5%
Support Services	40.0	40.9
Professional Services	56.6	43.6
Total Revenues	100.0	100.0
Cost of Revenues:
License (exclusive of
Amortization of Capitalized
Software)	—	—
Support Services	26.7	32.4
Professional Services	29.9	21.3
Total Cost of Revenues	56.6	53.7
Direct Margin	43.4	46.3
Operating Expenses:
Sales and Marketing	6.4	9.2
General and Administrative	15.7	14.1
Amortization of Capitalized
Software	7.1	7.1
Acquisition Costs	2.9	—
Research and Development	4.5	5.7
Total Operating Expenses	36.6	36.1
Operating (Expense) Income	6.8	10.2
Other Expense (Income):
Interest Expense	1.9	1.8
Interest Income	—	—
Other Income	—	—
Total Other Expense (Income)	1.9	1.8
Income Before Income Taxes	4.9	8.4
Income Taxes	1.1	0.1
Net Income (Loss)	3.8%	8.3%

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Total revenues for the three months ended March 31, 2015 were approximately $5,289,000 as compared to approximately $5,208,000 for the same period in 2014. License fees were approximately $180,000 for the three months ended March 31, 2015, as compared approximately $808,000 in the same period in 2014, as a result of fewer sales to new and existing customers. For the three months ended March 31, 2015, support services revenues were approximately $2,117,000, as compared to approximately $2,130,000 in the same period of the prior year, primarily due to the annual renewals from our existing customers and fewer new customer contracts signed in the latter part of 2014. Professional services revenue contributed approximately $2,993,000 in the three months ended March 31, 2015, as compared to approximately $2,270,000 in the first quarter of 2014, as a result of an increase in demand for new software capabilities and customizations from our current and new customer base and implementation of certain customers who signed contracts in 2014.

Cost of revenues decreased to approximately $2,294,000 for the three months ended March 31, 2015, as compared to approximately $2,796,000 for the same period in 2014, due to various cost saving initiatives in 2015. We are expanding our delivery bandwidth through improved productivity and new technology in order to meet our continually increasing demand. Non-cash capitalized software amortization was approximately $373,000 for the three months ended March 31, 2015 as compared to approximately $373,000 for the same period in 2014. The Company capitalized $0 of software development costs in the first three months of 2015 as compared to $0 in the same period in 2014.

The direct margin during the three month period ended March 31, 2015 was 43.4% compared to 46.3% in the same period of last year. Support services margin increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to several cost saving initiatives. Professional services direct margin increased for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to use of offshore resources to provide customizations to new and existing customers.

We expect our quarterly gross margin to vary in percentage terms in future periods as we experience changes in the mix between higher gross margin license revenues and lower gross margin services revenues.

Amortization of capitalized software was approximately $373,000 for the three months ended March 31, 2015 as compared to approximately $373,000 in the same period of 2014. The Company revised the estimated useful life of its capitalized software, effective January 1, 2014, from three years to five years.

Research and development expenses were approximately $240,000 for the three months ended March 31, 2015 as compared to approximately $295,000 for the same period in 2014, primarily as a result of our efforts to develop new capability to better service our customers. We capitalize certain costs related to the build out of new product capabilities. We are continuing our ongoing efforts to enhance the functionality of our products and solutions and believe that investments in research and development are critical to our remaining competitive in the marketplace.

Sales and marketing expenses were approximately $340,000 for the three months ended March 31, 2015 as compared to approximately $478,000 in the same period of 2014. This decrease in 2015 was primarily due to various cost containment programs.

General and administrative expenses were approximately $829,000 in the three months ended March 31, 2015 as compared to approximately $734,000 in the same period in 2014. This increase in 2015 was mainly due to personnel-related costs and the allocation of facility related costs to general and administrative expenses effective January 1, 2014.

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

At March 31, 2015, we had cash and cash equivalents of approximately $4,303,000 compared to cash and cash equivalents of approximately $2,171,000 at March 31, 2014. The increase in cash and cash equivalents is primarily attributable to an increase in professional services revenue and various cost saving programs.

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

At March 31, 2015, we had working capital of approximately $1,948,000 compared to working capital of approximately $1,070,000 at March 31, 2014. This increase in our working capital resulted primarily from an increase in professional services revenue and various cost saving programs. For the three months ended March 31, 2015, net cash provided from (used for) operating activities totaled approximately $(231,000) compared to approximately $359,000 for the three months ended March 31, 2014. In 2015, cash flow from operating activities represented the Company’s principal source of cash and results primarily from net income, plus non-cash expense and changes in working capital.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

For the three months ended March 31, 2015, net cash used for investing activities was approximately $1,000 as compared to approximately $8,000 for the three months ended March 31, 2014. The Company expects capital expenditures and capital software expenditures to continue to be funded by cash generated from operations. For the three months ended March 31, 2015, net cash (used for) financing activities was approximately $(29,000) compared to approximately ($28,000) for the three months ended March 31, 2014. The cash provided from financing activities in 2015 consisted of principal payments on our furniture lease.

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

●	We experience competition in our industry and continuing technological changes.
●	Insurance companies typically are slow in making decisions and have numerous bureaucratic and institutional obstacles, which can make our efforts to attain new customers difficult.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

●	We compete with a number of larger companies who have greater resources than those of ours. We compete on the basis of insurance knowledge, products, services, price, technological advances and system functionality and performance.
●	Our operations continue to depend upon the continuing business of our existing customers and our ability to attract new customers.
●	A decline in software spending in the insurance industry could result in a decrease in our revenue.

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

Net Operating Loss Carryforwards

The deferred tax asset from tax net operating loss carryforwards of approximately $3,920,000 represents approximately $9,900,000 of net operating loss carryforwards which are subject to expiration beginning in fiscal 2019 through 2032. During the three months ended March 31, 2015, the deferred tax asset valuation allowance was decreased for the assumed utilization of prior period net operating loss carryforwards utilized to offset taxable income for the current period, subject to federal alternative minimum tax limitations. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, and a decrease in demand for professional services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at March 31, 2015 management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

●	Revenue Recognition
●	Valuation of Capitalized Software
●	Valuation of Allowance for Doubtful Accounts Receivable
●	Deferred Income Taxes

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * * * * * *

Statements in this Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks which may cause the Company’s actual results in future periods to differ materially from expected results. Those risks include, among others, risks associated with increased competition, customer decisions, the successful completion of continuing development of new products, the successful negotiation, execution and implementation of anticipated new software contracts, the successful addition of personnel in the marketing and technical areas and our ability to complete development and sell and license our products at prices which result in sufficient revenues to realize profits, and other business factors beyond our control. Those and other risks are described in the Company’s filings with the SEC over the last 12 months, including our Form 10-K filed with the SEC on March 31, 2015, copies of which are available from the SEC or may be obtained upon request from the Company.

COVER-ALL TECHNOLOGIES INC. AND SUBSIDIARY

PART II: OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015, have not materially changed.

Item 6. Exhibits.

Exhibit
No.		Description
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (Unaudited); (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).
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

COVER-ALL TECHNOLOGIES INC.

Date:	May 14, 2015	By:	/s/ Manish D. Shah
Manish D. Shah, President and Chief Executive
Officer

Date:	May 14, 2015	By:	/s/ Ann F. Massey
Ann F. Massey, Chief Financial Officer